Form 10-Q
period 2015-09-27
J. Alexander's Holdings, Inc.
filed 2015-11-09
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 27, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 1-37473

J. Alexander’s Holdings, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	47-1608715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3401 West End Avenue, Suite 260
Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 269-1900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑

As of November 9, 2015, 15,000,235 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements of J. Alexander’s Holdings, LLC

The financial statements of J. Alexander’s Holdings, Inc. have been omitted from this presentation because through September 27, 2015, the entity had not commenced operations, and had no activities except in connection with its formation.  The issuer was incorporated in the State of Tennessee on August 15, 2014, for the initial purpose of engaging in an initial public offering, and has engaged only in activities in contemplation of such offering and the distribution transactions described in Note 9 – Subsequent Events to the Financial Statements of J. Alexander’s Holdings, LLC included herein.  Upon its formation, 1,000 shares of common stock were issued to Fidelity National Financial Ventures, LLC in exchange for a nominal cash purchase price equal to the par value of such shares.

2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION	25

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

Index to Exhibits	27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, LLC

Condensed Consolidated Balance Sheets

(Unaudited in thousands)

	September 27	December 28
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$12,765	$13,301
Accounts and notes receivable	244	250
Accounts receivable from related party	26	-
Inventories	2,100	2,306
Prepaid expenses and other current assets	2,553	3,003
Total current assets	17,688	18,860
Other assets	4,094	4,405
Property and equipment, at cost, less accumulated depreciation and amortization of $23,650 and $17,662 as of September 27, 2015 and December 28, 2014, respectively	86,815	86,263
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,155	25,155
Deferred charges, less accumulated amortization of $199 and $104 as of September 27, 2015 and December 28, 2014, respectively	581	488
Total assets	$150,070	$150,908

Liabilities and Membership Equity
Current liabilities:
Accounts payable	$5,096	$5,719
Accrued expenses and other current liabilities	10,766	12,014
Accrued expenses due to related party	-	92
Unearned revenue	2,191	3,466
Current portion of long-term debt and obligations under capital leases	1,667	1,671
Total current liabilities	19,720	22,962
Long-term debt and obligations under capital leases, net of portion classified as current	20,000	11,250
Long-term debt due to related party	-	10,000
Deferred compensation obligations	5,745	5,555
Other long-term liabilities	4,362	4,252
Total liabilities	49,827	54,019
Membership equity	100,243	96,889
Total liabilities and membership equity	$150,070	$150,908

See accompanying notes to condensed consolidated financial statements.

J. Alexander’s Holdings, LLC

Condensed Consolidated Statements of Operations

(Unaudited in thousands)

	Quarter Ended		Nine Months Ended
	September 27	September 28	September 27	September 28
	2015	2014	2015	2014
Net sales	$49,335	$46,725	$158,610	$148,921
Costs and expenses:
Cost of sales	15,581	15,101	50,177	47,440
Restaurant labor and related costs	15,819	15,032	48,455	45,743
Depreciation and amortization of restaurant property and equipment	2,088	1,926	6,128	5,703
Other operating expenses	10,516	9,839	32,066	30,330
Total restaurant operating expenses	44,004	41,898	136,826	129,216
Transaction and integration expenses	4,197	224	6,311	326
General and administrative expenses	3,377	3,734	11,240	10,271
Asset impairment charges and restaurant closing costs	1	-	2	4
Pre-opening expenses	21	141	23	162
Total operating expenses	51,600	45,997	154,402	139,979
Operating income (loss)	(2,265)	728	4,208	8,942
Other income (expense):
Interest expense	(193)	(732)	(970)	(2,223)
Other, net	21	20	68	96
Total other income (expense)	(172)	(712)	(902)	(2,127)
Income (loss) from continuing operations before income taxes	(2,437)	16	3,306	6,815
Income tax (expense) benefit	66	(124)	45	(161)
Loss from discontinued operations, net	(106)	(107)	(317)	(331)
Net income (loss)	$(2,477)	$(215)	$3,034	$6,323

See notes to condensed consolidated financial statements.

J. Alexander’s Holdings, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine-Month Period Ended
	September 27	September 28
	2015	2014
Cash flows from operating activities:
Net income	$3,034	$6,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,356	5,920
Equity-based compensation expense	388	-
Other, net	403	951
Changes in operating assets and liabilities:
Accounts and notes receivable	(20)	282
Prepaid expenses and other current assets	450	(837)
Accounts payable	(469)	23
Accrued expenses and other current liabilities	(1,385)	1,398
Other assets and liabilities, net	(506)	(1,627)
Net cash provided by operating activities	8,251	12,433

Cash flows from investing activities:
Purchase of property and equipment	(7,287)	(6,062)
Other investing activities	(58)	(120)
Net cash used in investing activities	(7,345)	(6,182)

Cash flows from financing activities:
Proceeds from borrowing under long-term debt agreement	10,000	-
Payments on long-term debt and obligations under capital leases	(11,255)	(1,289)
Other financing activities	(187)	(67)
Net cash used in financing activities	(1,442)	(1,356)
(Decrease) increase in cash and cash equivalents	(536)	4,895
Cash and cash equivalents at beginning of period	13,301	18,069
Cash and cash equivalents at end of period	$12,765	$22,964

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$1,444	$808
Property and equipment obligations accrued at end of period	1,290	2,213
Cash paid for interest	952	312
Cash paid for income taxes	343	84

See notes to condensed consolidated financial statements.

J. Alexander’s Holdings, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollars in thousands)

Note 1 – Organization and Business

Acquisition and Ownership by FNF

On September 26, 2012 (the “J. Alexander’s Acquisition Date”), Fidelity National Financial, Inc. (“FNF”) acquired substantially all of the outstanding common stock of J. Alexander’s Corporation, a publicly traded company, in a tender offer, followed by a merger (the “J. Alexander’s Acquisition”), after which FNF owned all of the outstanding common stock of J. Alexander’s Corporation. The outstanding shares of common stock were delisted and deregistered from the NASDAQ Global Select Market, and J. Alexander’s Corporation was subsequently converted from a corporation to a limited liability company, J. Alexander’s, LLC (the “Operating Company”), on October 30, 2012. The J. Alexander’s Acquisition was treated as an acquisition for accounting purposes with FNF as the acquirer and J. Alexander’s Corporation as the acquiree, and resulted in FNF owning a 100% interest in the Operating Company. Purchase accounting was applied as of October 1, 2012, as the four days between the purchase transaction and the beginning of the fourth quarter were not considered significant. FNF thereafter contributed the ownership of the Operating Company to Fidelity National Special Opportunities, Inc. (“FNSO”), a wholly owned subsidiary of FNF, subsequent to the J. Alexander’s Acquisition. FNSO was subsequently converted to Fidelity National Financial Ventures, LLC (“FNFV”). For purposes of these Condensed Consolidated Financial Statements, FNSO, FNFV and FNF are collectively referred to as “FNF”.

On February 6, 2013, J. Alexander’s Holdings, LLC was formed as a Delaware limited liability company, and on February 25, 2013 (the “Contribution Date”), 100% of the membership interests of the Operating Company were contributed by FNF to J. Alexander’s Holdings, LLC in exchange for a 72.1% membership interest in J. Alexander’s Holdings, LLC. Additionally, on February 25, 2013, 100% of the membership interests of Stoney River Management Company, LLC and subsidiaries (“Stoney River”) were contributed by Fidelity Newport Holdings, LLC (“FNH”), a majority-owned subsidiary of FNF, to J. Alexander’s Holdings, LLC in exchange for a 27.9% membership interest in J. Alexander’s Holdings, LLC (the “Contribution”). J. Alexander’s Holdings, LLC then contributed Stoney River to the Operating Company.  References herein to operations and assets of J. Alexander’s Holdings, LLC may also refer to its consolidated subsidiaries.

On May 6, 2014, FNF converted FNSO to FNFV. Other than certain tax consequences, this change in the organization of the entity holding a majority of the membership interests had no effect on the operations of J. Alexander’s Holdings, LLC. On August 18, 2014, FNH distributed its 27.9% membership interest in J. Alexander’s Holdings, LLC on a pro rata basis to the owners of the FNH membership interests. The distribution resulted in FNFV holding an 87.4% membership interest in J. Alexander’s Holdings, LLC. Also after the distribution, Newport Global Opportunities Fund AIV-A LP (“Newport”) held a 10.9% membership interest in J. Alexander’s Holdings, LLC, and the remaining 1.7% membership interests were held by other minority investors.

On January 1, 2015, J. Alexander’s Holdings, LLC adopted an Amended and Restated LLC Agreement (the “LLC Agreement”) and established a profits interest management incentive plan. The LLC Agreement established two classes of membership units, Class A Units and Class B Units. The existing membership interests held by FNFV, Newport, and other minority investors were converted to Class A Units on a pro rata basis on the effective date of the LLC Agreement, resulting in FNFV holding 13,929,987 Class A Units, Newport holding 1,728,899 Class A Units, and the remaining minority investors holding a total of 271,114 Class A Units. The total Class A Units outstanding at September 27, 2015 is 15,930,000.

Additionally, profits interest grant awards were issued to certain members of management pursuant to the incentive plan in the form of Class B Units on the effective date of the LLC Agreement. A total of 1,770,000 Class B Units were authorized under the profits interest plan and, as of September 27, 2015, a total of 885,000 Class B Units were issued and outstanding.

Separation from FNF

On August 15, 2014, J. Alexander’s Holdings, Inc., an affiliate of J. Alexander’s Holdings, LLC, was incorporated in the state of Tennessee. On October 28, 2014, J. Alexander’s Holdings, Inc. filed a registration statement on Form S-1 with the United States Securities and Exchange Commission relating to a proposed initial public offering of its common stock and a restructuring pursuant to which J. Alexander’s Holdings, Inc. would become the managing member of J. Alexander’s Holdings, LLC. On February 18, 2015, FNF announced its intentions to pursue a spin-off of J. Alexander’s Holdings, LLC to shareholders of FNFV as an alternative to the structure in the proposed initial public offering of the J. Alexander’s Holdings, Inc. common stock. On June 24, 2015, J. Alexander’s Holdings, Inc. filed a request for the withdrawal of the registration statement on Form S-1 and subsequently filed a registration statement on Form 10 on the same date in connection with the aforementioned spin-off.

On September 16, 2015, J. Alexander’s Holdings, Inc. entered into a separation and distribution agreement with FNF, pursuant to which FNF agreed to distribute one hundred percent of its shares of J. Alexander’s Holdings, Inc. common stock, par value $0.001, on a pro rata basis, to the holders of FNFV common stock, FNF’s tracking stock traded on The New York Stock Exchange (“The NYSE”). Holders of FNFV common stock received, as a distribution from FNF, approximately 0.17272 shares of J. Alexander’s Holdings, Inc. common stock for every one share of FNFV common stock held at the close of business on September 22, 2015, the record date for the distribution (the “Distribution”).  Concurrent with the Distribution, certain reorganization changes were made resulting in J. Alexander’s Holdings, Inc. becoming the sole managing member of J. Alexander’s Holdings, LLC. The Distribution was completed on September 28, 2015. As a result of the Distribution, J. Alexander’s Holdings, Inc. is an independent public company and its common stock is listed under the symbol “JAX” on The NYSE, effective September 29, 2015.

Business of J. Alexander’s

From its inception, J. Alexander’s has gone to great lengths to avoid operating as, or being perceived as, a chain concept. The objective from the beginning has been to operate as a collection of restaurants dedicated to providing guests with the highest quality of food, levels of professional service and ambiance in each of the markets being served. In an effort to further this vision, and also to allow selected locations to expand feature menu offerings available to guests on a seasonal or rotational basis, a number of locations previously operated as J. Alexander’s restaurants are being converted to restaurants operating under the name Redlands Grill. During the first nine months of 2015, 12 locations formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations. Management anticipates that use of the Redlands Grill name will also allow for expansion into certain markets which may currently have a J. Alexander’s and/or Stoney River Steakhouse and Grill restaurant that might not otherwise have been considered viable for expansion opportunities. Assuming the initial transitions are successfully completed, management anticipates a total of 12 to 15 Redlands Grill locations will be operational by the end of fiscal 2016.

J. Alexander’s Holdings, LLC, through the Operating Company and its subsidiaries, owns and operates full service, upscale restaurants under the J. Alexander’s, Redlands Grill and Stoney River Steakhouse and Grill concepts. At September 27, 2015 and December 28, 2014, restaurants operating within the J. Alexander’s concept consisted of 19 and 31 restaurants, in nine and 12 states, respectively, and restaurants operating within the Stoney River Steakhouse and Grill concept consisted of 10 locations within six states. As noted above, during the first nine months of fiscal 2015, 12 locations within eight states formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations. Each concept’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States. J. Alexander’s Holdings, LLC does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine-month period ended September 27, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2016. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the fiscal year ended December 28, 2014 included in the Information Statement filed as an exhibit to Amendment No. 2 to Form 10 of J. Alexander’s Holdings, Inc. filed with the SEC on September 9, 2015.

Total comprehensive income or loss is comprised solely of net income or net loss for all periods presented.

(b)	Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of J. Alexander’s Holdings, LLC as well as the accounts of its wholly-owned subsidiaries. All intercompany profits, transactions, and balances between J. Alexander’s Holdings, LLC and its subsidiaries have been eliminated.

(c)	Fiscal Year

The J. Alexander’s Holdings, LLC fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. The quarters and nine-month periods ended September 27, 2015 and September 28, 2014, respectively, each included 13 and 39 weeks of operations, respectively. Fiscal year 2015 will include 53 weeks of operations, and fiscal year 2014 included 52 weeks of operations.

(d)	Discontinued Operations

During the 2013 fiscal year, three underperforming J. Alexander’s restaurants were closed. The decision to close these restaurants was the result of an extensive review of the J. Alexander’s restaurant portfolio that examined each restaurant’s recent and historical financial and operating performance, its position in the marketplace, and other operating considerations. Two of these restaurants were considered to be discontinued operations. The $106 and $107 losses from discontinued operations for the quarters ended September 27, 2015 and September 28, 2014, respectively, and losses for the nine-month periods ended September 27, 2015 and September 28, 2014 of $317 and $331, respectively, consist solely of exit and disposal costs which are primarily related to continuing obligations under leases for closed locations. There were no related assets reclassified as held for sale related to these closures, as there were no significant remaining assets related to these locations subsequent to the asset impairment charges being recorded at the time of closure in fiscal 2013.

(e)	Use of Estimates

Management has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented to prepare these Condensed Consolidated Financial Statements in conformity with GAAP. Significant items subject to such estimates and assumptions include those related to the accounting for gift card breakage, estimates of useful lives of property and equipment and leasehold improvements, the carrying amount of intangible assets, fair market valuations, determination of lease terms, and accounting for impairment losses, contingencies, and litigation. Actual results could differ from these estimates.

(f)	Segment Reporting

J. Alexander’s Holdings, LLC owns and operates full-service, upscale restaurants under three concepts exclusively in the United States that have similar economic characteristics, products and services, class of customer and distribution methods. J. Alexander’s Holdings, LLC believes it meets the criteria for aggregating its operating segments into a single reportable segment.

Note 3 – Significant Transactions

(a)	Transaction and Integration Costs and Deferred Offering Costs

As discussed in the footnotes to the Consolidated Financial Statements for the year ending December 28, 2014, transaction and integration costs were incurred in fiscal 2014 as indirect costs related to the offering transaction discussed in Note 1 above. Additionally, deferred offering costs, which primarily consisted of direct, incremental legal and accounting fees relating to the pursuit of an initial public offering, were capitalized in 2014 within other current assets with the expectation that such costs would be offset against proceeds of the offering. However, as the offering was abandoned during the second quarter of 2015, the deferred offering costs were expensed as transaction costs in the second quarter. Additionally, during the third quarter and first nine months of fiscal 2015, transaction costs associated with the spin-off transaction were incurred. Such transaction costs, including the write-off of deferred offering costs, totaled $4,197 and $224 for the third quarter of 2015 and 2014, respectively, and $6,311 and $326 for the first nine months of 2015 and 2014, respectively. Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and to a lesser extent other professional fees and miscellaneous costs. Integration costs typically consist primarily of consulting and legal costs.

(b)	Profits Interest Plan

As discussed in Note 1 above, on January 1, 2015, a profits interest management incentive plan was adopted, and grants related to 885,000 Class B Units were issued to certain members of management. The applicable hurdle rate for these Class B Units is $180,000, and the grants vest over a three-year period beginning on January 1, 2015, with 50% becoming vested after two years and the remaining 50% vesting at the end of the third year. As a result of the grants made on January 1, 2015, approximately $1,554 of noncash compensation expense will be recognized based on the awards’ estimated grant date fair value over the three year vesting period, with an offsetting credit to membership equity. During the third quarter and first nine months of 2015, the noncash compensation expense related to these grants totaled $129 and $388, respectively, and is included as a component of general and administrative expense on the Condensed Consolidated Statements of Operations.

(c)	Debt

On May 20, 2015, J. Alexander’s, LLC entered into a financing arrangement with the financial institution that is the lender on its existing term loan and lines of credit. Under the terms of the new credit facility, the existing Development Line of Credit was increased from $15,000 to $20,000, with no other significant changes in terms. Further, a new $10,000 term loan was put into place, which refinanced the remaining $10,000 principal balance of an existing promissory note payable to FNF which was scheduled to mature on January 31, 2016. The new $10,000 term loan bears interest at a rate of 30-day

LIBOR plus 220 basis points on a floating rate basis, and requires interest only payments for the first two years and then combined principal and interest payments beginning in month 25 with a final payment due on the 60-month maturity date. Additionally, three restaurant properties were added as collateral in this refinancing, bringing the total of the collateral package to the personal and real property of 12 locations for all of J. Alexander’s, LLC’s term loans and revolving lines of credit. Maturities of long-term debt for the next five fiscal years giving effect to this refinancing are as follows:

2015 *	$417
2016	$1,667
2017	$3,889
2018	$5,000
2019	$5,000
Thereafter	$5,694

*2015 maturities due in the remaining three months.

Note 4 – Income Taxes

J. Alexander’s Holdings, LLC is a limited liability company. For federal and most state and local taxing jurisdictions in which J. Alexander’s Holdings, LLC operates, the revenues, expenses, and credits of a limited liability company are allocated to its members, and therefore, no provision, assets or liabilities have been recorded in the accompanying Condensed Consolidated Financial Statements for these specific jurisdictions since the conversion of the Operating Company and subsidiaries to limited liability companies.

Although partnership returns for J. Alexander’s Holdings, LLC are filed in most jurisdictions, effectively passing the tax liability to the partners, there are a small number of jurisdictions, Tennessee being one of them, that do not recognize limited liability companies structured as partnerships as disregarded entities for state and local income tax purposes. In those jurisdictions, J. Alexander’s Holdings, LLC is liable for any applicable state or local income tax. J. Alexander’s Holdings, LLC is also liable for franchise taxes in the various jurisdictions in which it operates. A provision for the income tax liability related to these limited state and local jurisdictions has been provided for in the Condensed Consolidated Financial Statements for the quarters and nine-month periods ended September 27, 2015 and September 28, 2014.

The tax years 2010 to 2014 remain open to examination by various taxing jurisdictions.

The LLC Agreement adopted on January 1, 2015 established the requirement to make tax distributions to the members of J. Alexander’s Holdings, LLC beginning in fiscal 2015. Such distributions will have no impact on net income and are not expected to be a significant use of cash in fiscal 2015. As a result of the reorganization and distribution transactions that took place on September 28, 2015 as discussed in Note 9 below, J. Alexander’s Holdings, Inc. will be subject to applicable federal and certain state and local income taxes with respect to its share of allocable taxable income of J. Alexander’s Holdings, LLC.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of J. Alexander’s Corporation’s Wendy’s operations in 1996, subsidiaries of J. Alexander’s, LLC may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these six leases at September 27, 2015 was approximately $1,400. In connection with the sale of J. Alexander’s Corporation’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of J. Alexander’s, LLC also may remain secondarily liable for a certain real property lease. The total estimated amount of lease payments remaining on this one lease at September 27, 2015 was approximately $200. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of J. Alexander’s, LLC may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these four leases as of September 27, 2015 was approximately $510. There have been no payments by subsidiaries of J. Alexander’s, LLC of such contingent liabilities in the history of J. Alexander’s, LLC. Management does not believe any significant loss is likely.

(b)	Tax Contingencies

J. Alexander’s Holdings, LLC is subject to real property, personal property, business, franchise and income, and sales and use taxes in various jurisdictions within the United States and is regularly under audit by tax authorities. This is believed to be common for the restaurant industry. Management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations for J. Alexander’s Holdings, LLC.

(c)	Litigation Contingencies

J. Alexander’s Holdings, LLC and its subsidiaries are defendants from time to time in various claims or legal proceedings arising in the ordinary course of business, including claims relating to workers’ compensation matters, labor-related claims, discrimination and similar matters, claims resulting from guest accidents while visiting a restaurant, claims relating to lease and contractual obligations, federal and state tax matters, and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns, and injury or wrongful death under “dram shop” laws that allow a person to sue J. Alexander’s Holdings, LLC based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants.

Management does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. J. Alexander’s Holdings, LLC may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal year, which may adversely affect its results of operations, or on occasion, receive settlements that favorably affect its results of operations.

Note 6 – Fair Value Measurements

As of September 27, 2015 and December 28, 2014, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates, because of the close proximity of recent refinancing transactions to the dates of these Condensed Consolidated Financial Statements.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the nine-month periods ended September 27, 2015 and September 28, 2014.

Note 7 – Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. Additionally, the amendments in this ASU require expanded disclosures for discontinued operations. The amendments in this ASU also require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The ASU is effective for annual financial statements with years that begin on or after December 15, 2014. J. Alexander’s Holdings, Inc. will adopt this guidance in fiscal year 2015 and does not expect a significant impact on its Condensed Consolidated Financial Statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The effective dates for ASU 2014-09 have been updated by ASU-2015-14, Deferral of the Effective Date.  The requirements are effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  Earlier application is permitted for annual and interim reporting periods in fiscal years beginning after December 15, 2016. The ASU permits the use of either the retrospective or cumulative effect transition method. J. Alexander’s Holdings, Inc. has not yet selected a transition method or determined the effect, if any, that this ASU will have on its Condensed Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015.  J. Alexander’s Holdings, Inc. will adopt this guidance in fiscal year 2016 and does not expect a significant impact on its Condensed Consolidated Financial Statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory.  ASU 2015-11 states that entities should measure inventory that is not measured using last-in, first-out (LIFO) or the retail inventory method, including inventory that is measured using first-in, first-out (FIFO) or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. J. Alexander’s Holdings, Inc. will adopt this guidance in fiscal year 2017 and does not expect a significant impact on its Condensed Consolidated Financial Statements and related disclosures.

Note 8 – Related Party Transactions

In connection with the Contribution discussed in Note 1 above, J. Alexander’s Holdings, LLC assumed from FNFV a promissory note payable to FNF in the principal amount of $20,000 (the “FNF Note”), which was accounted for as a distribution of capital. The $20,000 FNF Note accrued interest at 12.5% annually, and the interest and principal were payable in full on January 31, 2016. Under the terms of J. Alexander’s, LLC’s term loan dated September 3, 2013, the FNF Note was subordinated to the term debt. The Amended and Restated Loan Agreement dated December 9, 2014, included a provision whereby, as long as there were no outstanding events of default, the entire FNF Note could be repaid with proceeds from the ongoing offering transaction and up to $10,000 of the debt associated with the FNF Note could be repaid regardless of whether the offering transaction were to occur. On December 15, 2014, a payment of $14,569, representing $10,000 of principal on the FNF Note and $4,569 of accrued interest, was made to FNF. Further, as discussed in Note 3(c), on May 20, 2015, J. Alexander’s, LLC entered into a financing arrangement with the financial institution that is the lender on its existing term loan and lines of credit. Under the terms of the new credit facility, a new $10,000 term loan was put into place, the purpose of which was to refinance the remaining $10,000 principal balance of the existing FNF Note. On May 20, 2015, J. Alexander’s Holdings, LLC paid the remaining principal balance of $10,000 as well as accrued interest of $542 to FNF which resulted in the FNF Note being paid in full.

During the quarter and nine-month period ended September 27, 2015, interest expense of $0 and $493, respectively, was recorded relative to the FNF Note. During the quarter and nine-month period ended September 28, 2014, interest expense of $632 and $1,896, respectively, was recorded relative to the FNF Note. At September 27, 2015 and December 28, 2014, a liability of $0 and $48, respectively, associated with such interest has been reported in the “Accrued expenses due to related party” line item on the Condensed Consolidated Balance Sheet.

FNF also billed J. Alexander’s Holdings, LLC for expenses incurred or payments made on its behalf by FNF, primarily related to third party consulting fees, travel expenses for employees and the board of managers, and franchise tax payments. These expenses totaled $0 and $3 for the quarter and nine-month period ended September 27, 2015, respectively, and $6 and $14 for the quarter and nine-month period ended September 28, 2014, respectively.  An accrual of $0 and $42 was needed for such costs at September 27, 2015 and December 28, 2014, respectively.

Note 9 – Subsequent Events

On September 28, 2015, the reorganization and distribution transactions contemplated in the Information Statement filed as an exhibit to Amendment No. 2 to Form 10 for J. Alexander’s Holdings, Inc. on September 9, 2015 were completed.  As a result of the Distribution, J. Alexander’s Holdings, Inc. became an independent public company, and its common stock is now listed under the symbol “JAX” on The NYSE.  As of September 28, 2015, a total of 15,000,235 shares of J. Alexander’s Holdings, Inc. common stock, par value $0.001, are outstanding.

As a result of the reorganization transactions on September 28, 2015, J. Alexander’s Holdings, Inc. now owns all of the outstanding Class A Units and became the sole managing member of J. Alexander’s Holdings, LLC.  Further, as evidenced in the executed Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, entered into in connection with the reorganization transactions, the membership equity of J. Alexander’s Holdings, LLC was recapitalized such that the total outstanding Class A Units decreased on September 28, 2015 from 15,930,000 to 15,000,235, in order to mirror the number of outstanding shares of common stock of J. Alexander’s Holdings, Inc.  Additionally, the total Class B Units granted to certain members of management as discussed in Note 3(b) above was reduced from 885,000 to 833,346.

On September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight Advisory Services, LLC (“Black Knight”), pursuant to which Black Knight will provide corporate and strategic advisory services to J. Alexander’s Holdings, LLC. The principal member of Black Knight is William P. Foley, II, Senior Managing Director of FNFV and Executive Chairman of the Board of FNF. The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of FNFV and FNF.

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC is required to issue Black Knight non-voting Class B Units, and pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC will also reimburse Black

Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the Management Consulting Agreement, “Adjusted EBITDA” means J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.

The Management Consulting Agreement will continue in effect for an initial term of seven years and be renewed for successive one-year periods thereafter unless earlier terminated (i) by J. Alexander’s Holdings, LLC upon at least six months’ prior notice to Black Knight or (ii) by Black Knight upon 30 days’ prior notice to us. In the event that the Management Consulting Agreement is terminated by J. Alexander’s Holdings, LLC prior to the tenth anniversary thereof, or Black Knight terminates the Management Consulting Agreement within 180 days after a change of control, J. Alexander’s Holdings, LLC will be obligated to pay to Black Knight an early termination payment equal to the product of (i) the annual base fee for the most recent fiscal year and (ii) the difference between ten and the number of years that have elapsed under the Management Consulting Agreement, provided that in the event of such a termination following a change of control event, the multiple of the annual base fee to be paid shall not exceed three.

A grant of an additional 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”).  The Black Knight Grant has a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of J. Alexander’s Holdings, Inc. common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of J. Alexander’s Holdings, Inc. common stock over the five (5) trading days following the distribution date of September 28, 2015.  The Class B Units granted to Black Knight will vest in equal installments on the first, second, and third anniversaries of the grant date, and will be subject to acceleration upon a change in control of J. Alexander’s Holdings, Inc. or J. Alexander’s Holdings, LLC, the termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC without cause or the termination of the Management Consulting Agreement by Black Knight as a result of J. Alexander’s Holdings, LLC’s breach of the Management Consulting Agreement.  The Black Knight Grant will be measured at fair value at each reporting date through the date of vesting, and will be recognized as a component of continuing income in future financial statements of J. Alexander’s Holdings, Inc.  Management currently estimates the initial valuation of the Black Knight Grant will be approximately $7,000, and this fair value will be reevaluated at the end of fiscal 2015. Vested Class B Units held by Black Knight may be exchanged for shares of common stock of J. Alexander’s Holdings, Inc.  However, upon termination of the Management Consulting Agreement for any reason, Black Knight must exchange its Class B Units within 90 days or such units will be forfeited for no consideration.

Pursuant to the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan adopted on September 14, 2015 (the “Equity Incentive Plan”), on October 13, 2015, J. Alexander’s Holdings, Inc. issued 467,000 stock options to purchase its common stock to certain members of management, the Board of Directors, and an outside consultant.  The stock options have a term of seven years, and vest in equal installments on the first, second, third, and fourth anniversaries of the grant date, and will be subject to acceleration upon a change in control as defined under the Equity Incentive Plan.  The strike price of the stock options is $10.39, which was the closing price of J. Alexander’s Holdings, Inc. common stock on the grant date.  Management currently estimates that the grant date valuation of these stock options will be approximately $1,300.

Due to the Distribution, FNF no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the Distribution triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, to establish and fund a “rabbi trust” (the “Trust”) under the Amended and Restated Salary Continuation Agreements with each of the named executive officers and one former executive officer.  On October 19, 2015 the Trust was funded with a total of $4,304, which was comprised of $2,415 in cash and $1,889 in cash surrender values of whole life insurance policies. These assets will be classified as noncurrent within the Company’s financial statements.  The Company may be required in the future to make additional contributions to the Trust in order to maintain the required level of funding called for by the agreements.

On October 29, 2015, the J. Alexander’s Holdings, Inc. Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the next three years. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

We caution that certain information contained or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial conditions, results of operations, plans, objectives, future performance and business.  Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  Forward-looking statements include statements regarding our intentions, beliefs, or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.   We disclaim any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include, but are not limited to:

•	the impact of, and our ability to adjust to, general economic conditions and changes in consumer preferences;
•

our ability to open new restaurants and operate them profitably, including our ability to locate and secure appropriate sites for restaurant locations, obtain favorable lease terms, attract customers to our restaurants or hire and retain personnel;

•	our ability to successfully develop and improve our Stoney River concept;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations;
•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	the significant competition we face for customers, real estate and employees;
•	the impact of economic downturns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at existing J. Alexander’s, Redlands Grill and Stoney River restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of proposed and future government regulation and changes in healthcare, labor and other laws;
•	our expectations regarding litigation or other legal proceedings;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including goodwill;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of hurricanes and other weather-related disturbances;
•

the other matters found under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” discussed in the  Information Statement included as an exhibit to Amendment No. 2 to Form 10 filed with the SEC on September 9, 2015.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in the aforementioned Information Statement. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in the aforementioned Information Statement. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

Overview

J. Alexander's Holdings, LLC (the “Company”) owns and operates three complementary upscale dining restaurant concepts: J. Alexander’s, Redlands Grill and Stoney River Steakhouse and Grill (“Stoney River”).  For more than 20 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance.  In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price point.  Our newest concept, Redlands Grill, offers customers a different version of our contemporary American menu and a distinct architectural design and feel.

Our business plan has evolved over time to include a collection of restaurant concepts dedicated to providing guests with what we believe to be the highest quality food, high levels of professional service and a comfortable ambiance. By offering multiple restaurant concepts and utilizing unique non-standardized architecture and specialized menus, we believe we are positioned to continue to scale and grow our overall restaurant business in an efficient manner in urban and affluent suburban areas.  We want each of our restaurants to be perceived by our guests as a locally managed, stand-alone dining experience.  This differentiation permits us to successfully operate each of our concepts in the same geographic market.  If this strategy continues to prove successful, we may expand beyond our current three concept model in the future.

While each concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings” restaurant.  As of September 27, 2015, we operated a total of 41 locations across 14 states.  During 2015, we began a plan of transitioning a total of between 12 and 15 of our J. Alexander’s restaurants to Redlands Grill restaurants. Other restaurant locations may be added or converted in the future as we determine how best to position our multiple concepts in a given geographic market.

We believe our concepts deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  As a result, we have delivered strong growth in same store sales, average weekly sales, net sales and Adjusted EBITDA.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2008 to 41 restaurants across 14 states as of September 27, 2015.  Our growth in same store sales since 2008 has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants, and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our concepts, grow our revenue and improve our profitability by:

•	Pursuing new restaurant development;
•	Expanding beyond our current three restaurant concepts;
•	Increasing our same store sales through providing high quality food and service; and
•	Improving our margins and leverage infrastructure.

We believe there are opportunities to open four to five new restaurants annually starting in 2016.  We are actively pursuing development opportunities within all of our concepts and we are currently evaluating approximately 30 locations in approximately 20 separate markets in order to meet our stated growth objectives.  The next new restaurant opening will be a Stoney River restaurant, which is scheduled to open during the first quarter of 2016.

In addition, the Company has executed leases for development of new J. Alexander’s restaurants in Raleigh, North Carolina and Lexington, Kentucky, with anticipated opening dates during the second and fourth quarters of 2016, respectively.

Recent Transactions and Basis of Presentation

The historical results of operations discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of J. Alexander’s Holdings, LLC and its consolidated subsidiaries. Through a series of reorganization transactions, on September 28, 2015, J. Alexander’s Holdings, Inc. became the sole managing member of J. Alexander’s Holdings, LLC, and now controls its business and affairs.  Therefore, J. Alexander’s Holdings, Inc. will consolidate the financial results of J. Alexander’s Holdings, LLC beginning on September 28, 2015, which corresponds to the first day of the fourth quarter of fiscal 2015.  It should also be noted that on September 28, 2015, J. Alexander’s Holdings, Inc. became an independent, publicly-held company through a distribution transaction whereby FNF distributed to holders of its FNFV Group common stock one hundred percent of its shares of J. Alexander’s Holdings, Inc. common stock.

The locations that began the transition from a J. Alexander’s restaurant to a Redlands Grill restaurant during 2015 have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures.

The following events had an impact on the presentation of our historical results of operations over the past three years:

•

In September 2012, FNF acquired J. Alexander’s Corporation (“JAC”).  JAC was subsequently converted from a corporation to a limited liability company, J. Alexander’s, LLC, on October 30, 2012.  The acquisition was treated as an acquisition for accounting purposes with FNF as the acquirer and JAC as the acquiree.  In February 2013, the operations of Stoney River were contributed to J. Alexander’s by FNH.  Additionally, in February 2013, J. Alexander’s Holdings, LLC assumed the $20,000,000 FNF Note, which was accounted for as a distribution of capital.  The note accrued interest at 12.5%, and the interest and principal were payable in full on January 31, 2016.  During the nine-month periods ended September 27, 2015 and September 28, 2014, $493,000 and $1,896,000 of interest expense payable to FNF was recorded related to this note.  In May 2015, this note was repaid in full.

•	During 2013, we closed three underperforming J. Alexander’s restaurants:
o	Chicago, Illinois – closed February 2013
o	Orlando, Florida – closed April 2013
o	Scottsdale, Arizona – closed April 2013

For financial reporting purposes, the Orlando and Scottsdale locations were deemed to represent discontinued operations while results related to the Chicago location are reflected as a component of continuing operations.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales. We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations. Our same store restaurant base consisted of 40 restaurants at each of September 27, 2015 and September 28, 2014. Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

Measuring our same store restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact same store sales including:

•	consumer recognition of our concepts and our ability to respond to changing consumer preferences;
•	overall economic trends, particularly those related to consumer spending;
•	our ability to operate restaurants effectively and efficiently meet guest expectations;
•	pricing;
•	guest customer traffic;
•	spending per guest and average check amounts;
•	local competition;
•	trade area dynamics; and
•	introduction of new menu items.

Average Weekly Sales. Average weekly sales per restaurant is computed by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average. The daily sales average is then multiplied by seven to arrive at average weekly sales per restaurant. Days on which restaurants are closed for business for any reason other than scheduled closures on Thanksgiving and Christmas are excluded from this calculation. Revenue associated with reduction in liabilities for gift cards which are considered to be only remotely likely to be redeemed (based on historical redemption rates) is not included in the calculation of average weekly sales per restaurant.

Average Weekly Same Store Sales. Average weekly same store sales per restaurant is computed by dividing total restaurant same store sales for the period by the total number of days all same store restaurants were open for the period to obtain a daily sales average. The daily same store sales average is then multiplied by seven to arrive at average weekly same store sales per restaurant.

Days on which restaurants are closed for business for any reason other than scheduled closures on Thanksgiving and Christmas are excluded from this calculation. Sales and sales days used in this calculation include only those for restaurants in operation at the end of the period which have been open for more than eighteen months. Revenue associated with reduction in liabilities for gift cards which are considered to be only remotely likely to be redeemed (based on historical redemption rates) is not included in the calculation of average weekly same store sales per restaurant.

Average Check. Average check is calculated by dividing total restaurant sales by guest counts for a given time period. Total restaurant sales includes food, alcohol and beverage sales. Average check is influenced by menu prices and menu mix. Management uses this indicator to analyze trends in customers’ preferences, the effectiveness of menu changes and price increases and per guest expenditures.

Average Unit Volume. Average unit volume consists of the average sales of our restaurants over a certain period of time. This measure is calculated by multiplying Average Weekly Sales by the relevant number of weeks for the period presented. This indicator assists management in measuring changes in customer traffic, pricing and development of our concepts.

Cost of Sales. Cost of sales is an important metric to management because it is the only truly variable component of cost relative to the sales volume while other components of cost can vary significantly due to the ability to leverage fixed costs at higher sales volumes.

Guest Counts. Guest counts are measured by the number of entrees ordered at our restaurants over a given time period.

Our business is subject to seasonal fluctuations. Historically, the percentage of our annual revenues earned during the first and fourth quarters has been higher due, in part, to increased gift card redemptions and increased private dining during the year-end holiday season. In addition, we operate on a 52- or 53-week fiscal year that ends on the Sunday closest to December 31. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks. As many of our operating expenses have a fixed component, our operating income and operating income margins have historically varied from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter, or for the full fiscal year.

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended			Nine Months Ended
	September 27	September 28	Percent Change	September 27	September 28	Percent Change
(Dollars in thousands)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$49,335	$46,725	5.6%	$158,610	$148,921	6.5%
Costs and Expenses:
Cost of sales	15,581	15,101	3.2	50,177	47,440	5.8
Restaurant labor and related costs	15,819	15,032	5.2	48,455	45,743	5.9
Depreciation and amortization of restaurant property and equipment	2,088	1,926	8.4	6,128	5,703	7.5
Other operating expenses	10,516	9,839	6.9	32,066	30,330	5.7
Total restaurant operating expenses	44,004	41,898	5.0	136,826	129,216	5.9
Transaction and integration expenses	4,197	224	NCM	6,311	326	NCM
General and administrative expenses	3,377	3,734	(9.6)	11,240	10,271	9.4
Asset impairment charges and restaurant closing costs	1	-	NA	2	4	(50.0)
Pre-opening expenses	21	141	(85.1)	23	162	(85.8)
Total operating expenses	51,600	45,997	12.2	154,402	139,979	10.3
Operating income	(2,265)	728	(411.1)	4,208	8,942	(52.9)
Other income (expense):
Interest expense	(193)	(732)	(73.6)	(970)	(2,223)	(56.4)
Other, net	21	20	5.0	68	96	(29.2)
Total other expense	(172)	(712)	(75.8)	(902)	(2,127)	(57.6)
Income from continuing operations before income taxes	(2,437)	16	NCM	3,306	6,815	(51.5)
Income tax (expense) benefit	66	(124)	(153.2)	45	(161)	(128.0)
Loss from discontinued operations, net	(106)	(107)	(0.9)	(317)	(331)	(4.2)
Net income (loss)	$(2,477)	$(215)	NCM	$3,034	$6,323	-52.0%

Note: NA means not applicable. NCM means not considered meaningful.

As a Percentage of Net Sales	Quarter Ended		Nine Months Ended
	September 27	September 28	September 27	September 28
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	31.6	32.3	31.6	31.9
Restaurant labor and related costs	32.1	32.2	30.5	30.7
Depreciation and amortization of restaurant property and equipment	4.2	4.1	3.9	3.8
Other operating expenses	21.3	21.1	20.2	20.4
Total restaurant operating expenses	89.2	89.7	86.3	86.8
Transaction and integration expenses	8.5	0.5	4.0	0.2
General and administrative expenses	6.8	8.0	7.1	6.9
Asset impairment charges and restaurant closing costs	0.0	-	0.0	0.0
Pre-opening expenses	0.0	0.3	0.0	0.1
Total operating expenses	104.6	98.4	97.3	94.0
Operating income	(4.6)	1.6	2.7	6.0
Other income (expense):
Interest expense	(0.4)	(1.6)	(0.6)	(1.5)
Other, net	0.0	0.0	0.0	0.1
Total other expense	(0.3)	(1.5)	(0.6)	(1.4)
Income from continuing operations before income taxes	(4.9)	0.0	2.1	4.6
Income tax (expense) benefit	0.1	(0.3)	0.0	(0.1)
Loss from discontinued operations, net	(0.2)	(0.2)	(0.2)	(0.2)
Net income (loss)	-5.0%	-0.5%	1.9%	4.2%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Redlands Grill	31	30
Stoney River Steakhouse and Grill	10	10

Average weekly sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$102,800	$100,500	$110,200	$106,000
Percent increase	2.3%		4.0%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$103,500	$100,500	$110,800	$106,000
Percent increase	3.0%		4.5%
Stoney River Steakhouse and Grill (1)	$60,800	$57,900	$67,600	$64,000
Percent increase	5.0%		5.6%

(1) The Company includes restaurants in the same store sales base after they have been in operation for more than 18 months. Because no new restaurants have been opened during the 18 months preceding the comparable periods, average weekly same store sales per restaurant are the same as average weekly sales per restaurant for the periods presented.

Net Sales

Net sales increased by $2,610,000, or 5.6%, in the third quarter of 2015 compared to the third quarter of 2014 due to an increase in same store sales at Stoney River of $369,000, an increase in same store sales at J. Alexander’s and Redlands Grill restaurants of $1,175,000, and the impact of a new J. Alexander’s restaurant which opened in Columbus, Ohio during November 2014. Net sales increased by $9,689,000, or 6.5%, in the first nine months of 2015 compared to the first nine months of 2014 due to an increase in same store sales at Stoney River of $1,398,000, an increase in same store sales at J. Alexander’s and Redlands Grill restaurants of $5,190,000, and the impact of the new J. Alexander’s restaurant. Due to atypically severe winter weather conditions during the first quarter of both periods, our concepts lost 32 days of revenue due to weather-related restaurant closures during the first quarter of 2015, compared to 36 revenue days during the first quarter of 2014. In addition, one of the J. Alexander’s restaurants was closed for 35 days during the first quarter of 2015 while undergoing a major remodel. Further, during the second quarter of 2014, the Company recorded a change in estimate related to the Stoney River gift card program which resulted in additional breakage of $373,000 being recognized in revenue. No similar adjustments were recorded during 2015.

Average weekly same store sales at J. Alexander’s and Redlands Grill restaurants for the third quarter of 2015 increased by 3.0% to $103,500, compared to $100,500 in the third quarter of 2014.  For the first nine months of 2015, J. Alexander’s and Redlands Grill restaurants average weekly same store sales totaled $110,800, a 4.5% increase from $106,000 in the first nine months of 2014.  Average weekly same store sales at Stoney River restaurants for the third quarter of 2015 increased by 5.0% to $60,800, compared to $57,900 in the third quarter of 2014.  For the first nine months of 2015, Stoney River restaurants average weekly same store sales totaled $67,600, a 5.6% increase from $64,000 in the first nine months of 2014.

At J. Alexander’s / Redlands Grill, the average check per guest, including alcoholic beverage sales, increased by 4.1% to $30.63 in the third quarter of 2015 from $29.42 in the third quarter of 2014 and by 4.1% to $30.67 for the first nine months of 2015 from $29.45 for the first nine months of 2014.  Management estimates that the effect of menu price increases was approximately 2.8% and 3.3% in the third quarter and first nine months of 2015, respectively, compared to the corresponding periods of 2014.  Management estimates that weekly average guest counts decreased by approximately 1.2% in the third quarter of 2015 and increased by 0.4% in the first nine months of 2015, respectively, compared to the same periods of 2014.

At Stoney River, the average check per guest, including alcoholic beverage sales, increased by 0.7% to $45.89 in the third quarter of 2015 from $45.55 in the third quarter of 2014 and by 1.9% to $45.54 for the first nine months of 2015 from $44.71 for the first nine months of 2014.  Management estimates that the effect of menu price increases was approximately 1.9% and 3.1% in the third quarter and first nine months of 2015, respectively, compared to the corresponding periods of 2014.  Management estimates that weekly average guest counts increased by approximately 4.3% in the third quarter of 2015 and by 3.7%  in the first nine months of 2015 compared to the same periods of 2014.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 89.2% of net sales in the third quarter of 2015 from 89.7% in the third quarter of 2014 and to 86.3% of net sales in the first nine months of 2015 from 86.8% of net sales in the first nine months of 2014. The decreases in the 2015 periods were due primarily to the effect of higher sales in the same store base of restaurants combined with favorable trends in cost of sales and certain other operating expenses such as utilities.

Cost of sales, which includes the cost of food and beverages, decreased to 31.6% of net sales in the third quarter of 2015 from 32.3% of net sales in the corresponding period of 2014 and decreased to 31.6% of net sales for the first nine months of 2015 from 31.9% of net sales in the first nine months of 2014. These decreases are due primarily to the effect of higher menu prices and decreases in costs for pork, poultry and seafood which more than offset the increases in prices paid for beef.  Management estimates that inflation for the third quarter for Stoney River was approximately 4.5%, but that the J. Alexander’s / Redlands Grill concepts experienced slight deflation of approximately 0.5% during the third quarter of 2015.  Management estimates that inflation totaled 2.9% within the J. Alexander’s / Redlands Grill concepts and 5.6% at the Stoney River concept for the first nine months of 2015.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 32.4% of this expense category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Redlands Grill restaurants were higher in the first nine months of 2015 than in the corresponding period of 2014 by approximately 9.1%, and at Stoney River, prices paid for beef were up 8.2% in the first nine months of 2015 compared to the same period of 2014. Our beef purchases currently remain subject to variable market conditions and we anticipate that prices for beef over the remainder of 2015 will exceed those paid in previous comparable periods, perhaps substantially.  We continually monitor the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs totaled 32.1% and 32.2% of net sales in the third quarter of 2015 and 2014, respectively, and decreased slightly to 30.5% of net sales for the first nine months of 2015 compared to 30.7% for the corresponding period of 2014 due primarily to the effect of higher average weekly same store sales in each concept.

Depreciation and amortization of restaurant property and equipment increased by $162,000 in the third quarter of 2015 and $425,000 for the first nine months of 2015 compared to the corresponding periods of 2014 primarily due to additional depreciation expense related to capital expenditures within each concept, including an extensive remodel of one J. Alexander’s location in the first quarter of 2015, and the impact of the new J. Alexander’s restaurant opened in the fourth quarter of 2014.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 21.3% of net sales in the third quarter of 2015 from 21.1% of net sales in the third quarter of 2014 due primarily to increased repairs and maintenance expense incurred during the third quarter of 2015.  Other operating expenses decreased to 20.2% of net sales for the first nine months of 2015 from 20.4% in the comparable period of 2014 due to the favorable effect of higher average weekly same store sales and decreases in utilities, advertising expense associated with Stoney River and property insurance expense.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, decreased by $357,000, or 1.2% of net sales, in the third quarter of 2015 compared to the third quarter of 2014 due primarily to the impact of a $250,000 refund received from the Ohio Bureau of Worker’s Compensation related to the settlement of a class action lawsuit that was recorded as a reduction of general and administrative expense in the third quarter of 2015.

General and administrative expenses increased by $969,000, or 0.2% of net sales, for the first nine months of 2015 compared to the corresponding periods of 2014.  The more significant components of the increase during 2015 include non-cash compensation expense associated with the profits interest plan implemented on January 1, 2015, as well as increases in employee relocation costs, rent expense, incentive compensation accruals, franchise tax expense, salaries and wages, and legal, accounting, auditing and other professional fees, which more than offset the favorable effect of higher average weekly same store sales per restaurant and the legal settlement discussed above.

Transaction and Integration Expenses

We incurred non-recurring transaction and integration expenses totaling $4,197,000 and $224,000 during the quarters ended September 27, 2015 and September 28, 2014, respectively, and $6,311,000 and $326,000 for the nine-month periods ended September 27, 2015 and September 28, 2014, respectively.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. Integration costs consist primarily of consulting and legal costs. During the first nine months of 2015, we incurred transaction costs related to the spin-off transaction totaling $5,018,000, which included the payment of an event bonus and related payroll taxes of $2,537,000, legal fees of approximately $900,000, and various other professional consulting, accounting and other miscellaneous costs. Further, due to the abandonment of the initial public offering in the second quarter of 2015, deferred offering costs totaling $1,293,000 previously capitalized as other current assets were expensed during the second quarter of 2015.

Pre-opening Expenses

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.  For the third quarter and nine-month periods in 2014, the Company incurred pre-opening costs related to the opening of a new J. Alexander’s in Columbus, Ohio in November of 2014.  In the 2015 third quarter and nine-month periods presented, certain pre-opening costs were recorded related to the new Stoney River restaurant scheduled to open in the first quarter of 2016 in Germantown, Tennessee.

Other Income (Expense)

Interest expense decreased by $539,000 and $1,253,000 in the third quarter and first nine months of 2015, respectively, compared to the corresponding periods in 2014, primarily as a result of our prepayment of $10,000,000 of the 12.5%, $20,000,000 FNF Note payable during December 2014, and the refinancing of the remaining $10,000,000 of the FNF Note on May 20, 2015 at a substantially lower interest rate.

Income Taxes

J. Alexander’s Holdings, LLC is a limited liability company. For federal and most state and local taxing jurisdictions in which J. Alexander’s Holdings, LLC operates, the revenues, expenses, and credits of a limited liability company are allocated to its members, and therefore, no provision, assets or liabilities have been recorded in the accompanying Condensed Consolidated Financial Statements for these specific jurisdictions since the conversion of the Operating Company and subsidiaries to limited liability companies.

Although partnership returns for J. Alexander’s Holdings, LLC are filed in most jurisdictions, effectively passing the tax liability to the partners, there are a small number of jurisdictions, Tennessee being one of them, that do not recognize limited liability companies structured as partnerships as disregarded entities for state and local income tax purposes. In those jurisdictions, J. Alexander’s Holdings, LLC is liable for any applicable state or local income tax. J. Alexander’s Holdings, LLC is also liable for franchise taxes in the various jurisdictions in which it operates. A provision for the income tax liability related to these limited state and local jurisdictions has been provided for in the Condensed Consolidated Financial Statements for the quarters and nine-month periods ended September 27, 2015 and September 28, 2014.

Discontinued Operations

During 2013, three underperforming J. Alexander’s restaurants were closed and two of these locations were considered to be discontinued operations. Losses from discontinued operations totaling $106,000 and $107,000 for the quarters ended September 27, 2015 and September 28, 2014, respectively, and $317,000 and $331,000 for the nine-month periods ended September 27, 2015 and September 28, 2014, respectively, consist solely of exit and disposal costs which are primarily related to continuing obligations under leases.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

J. Alexander’s Holdings, Inc. was incorporated in the State of Tennessee on August 15, 2014. Following the consummation of the reorganization and distribution transactions on September 28, 2015, we became a holding company and the sole managing member of J. Alexander’s Holdings, LLC. As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and will consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements. There are currently no restrictions on our ability to obtain cash from our subsidiaries present in current credit facilities, subsidiary operating agreements or other material agreements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of September 27, 2015, cash and cash equivalents totaled $12,765,000. Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants, and meeting debt service requirements and operating lease obligations. Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants. We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per customer due to changes in economic conditions, as described in detail in the information statement filed as an exhibit to Amendment No. 2 to Form 10 on September 9, 2015, under the heading “Risk Factors.”

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the nine-month periods ended September 27, 2015 and September 28, 2014:

	Nine Months Ended
	September 27	September 28
(Dollars in thousands)	2015	2014
	(unaudited)	(unaudited)
Net cash provided by (used in):
Operating activities	$8,251	$12,433
Investing activities	(7,345)	(6,182)
Financing activities	(1,442)	(1,356)
Net increase (decrease) in cash and cash equivalents	$(536)	$4,895

Operating Activities. Net cash flows provided by operating activities decreased to $8,251,000 for the first nine months of 2015 from $12,433,000 for the corresponding period of 2014, a decrease of $4,182,000.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period. Therefore, increases in restaurant operating profit generally increase our cash flows from operations.  While restaurant operating income did increase by $2,079,000 in the first nine months of 2015 compared to the corresponding period of 2014, the payment of incentive compensation related to fiscal 2014 during the first quarter of 2015 was approximately $995,000 higher than corresponding payments during the first quarter of 2014.  Additionally, during the first nine months of 2015, we have made payments related to transaction costs totaling $4,282,000 as compared to payments of approximately $154,000 made related to such costs in the first nine months of 2014.  An additional use of cash in 2015 has been interest totaling $952,000 compared to interest payments in the first nine months of 2014 totaling $312,000, an increase of $640,000.  We have also paid $259,000 more in income taxes during the first nine months of 2015 as compared to the same period in 2014.

Investing Activities. Net cash used in investing activities for the first nine months of 2015 totaled $7,345,000  compared to $6,182,000 in the corresponding period of 2014, with the increase in 2015 being attributed primarily to capital expenditures related to the completion of the J. Alexander’s restaurant which opened in Columbus, Ohio during November 2014 and a major remodel of a J. Alexander’s restaurant which took place during the first quarter of 2015.

Financing Activities. Net cash used in financing activities for the first nine months of 2015 totaled $1,442,000 compared to $1,356,000 in the corresponding period of 2014. The amounts for both periods primarily relate to servicing of the outstanding debt.  Additionally, in the first nine months of 2015, we paid debt issuance costs associated with our refinancing on May 20, 2015 of $118,000.

Capital Resources

Long-term Capital Requirements

Our capital requirements are primarily dependent upon the pace of our growth plan and resulting new restaurants.  Our growth plan is dependent on many factors, including economic conditions, real estate markets, restaurant locations and nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance in our existing restaurants as well as information technology and other general corporate capital expenditures.

The capital resources required for a new restaurant depend on the concept, the size of the building and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $4,500,000 to $5,500,000 for a new J. Alexander’s or Redlands Grill, and $3,500,000 to $4,500,000 for a new Stoney River.  In addition, we expect to spend approximately $625,000 per restaurant for pre-opening expenses and pre-opening rent expense.

In addition to new store development, we will have completed remodels of two of our Stoney River restaurants and five of our J. Alexander’s restaurants during 2015.  During 2014, we remodeled two J. Alexander’s restaurants and three Stoney River restaurants at an average cost of $357,000 per location.  We expect to complete four to five J. Alexander’s or Redlands Grill remodels each year at an average cost of $250,000 to $300,000 per location.

For 2015, we currently estimate capital expenditure outlays will range between $11,000,000 and $13,000,000, net of any tenant incentives and excluding pre-opening costs.  These estimates anticipate the commencement of construction of both a new Stoney River restaurant in Germantown, Tennessee, and a new J. Alexander’s restaurant in Raleigh, North Carolina, as well as capital expenditures to improve our existing restaurants and for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

One additional long-term capital requirement relates to the funding of the Amended and Restated Salary Continuation Agreements in place with certain current and former officers of the Company.  Due to the distribution transaction, FNF no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the distribution transaction triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, to establish and fund a “rabbi trust” (the “Trust”) under the Amended and Restated Salary Continuation Agreements.  On October 19, 2015, the Trust was established and funded with a total of $4,304,000, which was comprised of $2,415,000 in cash and $1,889,000 in cash surrender values of whole life insurance policies.  These assets will be classified as noncurrent within the Company’s financial statements.  The Company may be required in the future to make additional contributions to the Trust in order to maintain the required level of funding called for by the agreements.

Additionally, on September 28, 2015, immediately prior to the distribution transaction, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight Advisory Services, LLC (“Black Knight”), pursuant to which Black Knight will provide corporate and strategic advisory services to J. Alexander’s Holdings, LLC. The principal member of Black Knight is William P. Foley, II, Senior Managing Director of FNFV and Executive Chairman of the Board of FNF. The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of FNFV and FNF.

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC is required to issue Black Knight non-voting Class B Units, and pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC will also reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the Management Consulting Agreement, “Adjusted EBITDA” means J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.  Future cash outlays associated with the Management Consulting Agreement could be significant.

On October 29, 2015, the J. Alexander’s Holdings, Inc. Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the next three years. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices, and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. We had a working capital deficit of $2,032,000 at September 27, 2015 compared to a deficit of $4,102,000 at December 28, 2014.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

Credit Facility

On September 3, 2013, we obtained a $16,000,000 credit facility with Pinnacle Bank that provided for two loans. The borrower under this credit facility was J. Alexander’s, LLC, and the credit facility was guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The credit facility consisted of a three-year $1,000,000 revolving line of credit which may be used for general corporate purposes, and a seven-year $15,000,000 mortgage loan (the “Mortgage Loan”). On December 9, 2014, we executed an Amended and Restated Loan Agreement which encompasses the two existing loans discussed above dated September 3, 2013 and also included a five-year, $15,000,000 development line of credit. On May 20, 2015, we executed a Second Amended and Restated Loan Agreement (the “Loan Agreement”), which increased the development line of credit to $20,000,000 over a five-year term and also included a five-year, $10,000,000 term loan (the “Term Loan”), the proceeds of which were used to repay in full the $10,000,000 outstanding under a note to FNF which was scheduled to mature January 31, 2016. The indebtedness outstanding under these facilities is secured by liens on certain personal property of J. Alexander’s Holdings, LLC and its subsidiaries, subsidiary guaranties, and a mortgage lien on certain real property.

In connection with the 2013, 2014 and 2015 refinancing transactions, lender and legal fees in the amount of $123,000, $175,000 and $163,000, respectively were incurred, which were capitalized as deferred loan costs and are being amortized over the respective lives of the loans under the credit facility.

Any amount borrowed under the 2013 revolving line of credit bears interest at an annual rate of 30 day LIBOR plus a margin equal to 2.50%, with a minimum interest rate of 3.25% per annum. The Mortgage Loan bears interest at an annual rate of 30 day LIBOR plus a margin equal to 2.50%, with a minimum and maximum interest rate of 3.25% and 6.25% per annum, respectively. Both the development line of credit and the Term Loan bear interest at LIBOR plus 220 basis points. The Term Loan is structured on an interest only basis for the first 24 months of the term, followed by a 36 month amortization. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, asset sales and liens and encumbrances, and contains certain other provisions customarily included in such agreements.

The Loan Agreement also includes certain financial covenants. A fixed charge coverage ratio of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ending must be maintained. The fixed charge coverage ratio is defined in the loan agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000,000 (in the aggregate for the term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus noncash share based compensation expense minus the greater of either actual store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40,000 to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long term debt and capital lease obligations made during such period, all determined in accordance with GAAP.

In addition, the maximum adjusted debt to EBITDAR ratio must not exceed 4.0 to 1 at the end of any fiscal quarter. Under the Loan Agreement, EBITDAR is measured based on the then ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets and non-cash deferred income tax benefits and expenses and up to $1,000,000 (in the aggregate for the term of the loans) in uninsured losses) plus an amount that in the determination of net income for the applicable period has been deducted for (i) interest expense; (ii) total federal, state, foreign, or other income taxes; (iii) all depreciation and amortization; (iv) rent payments; and (v) non-cash share based compensation, all as determined in accordance with GAAP. Adjusted debt is (i) funded debt obligations net of any short-term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven. The $20,000,000 FNF Note was subordinated to borrowings outstanding under the credit facility and, for purposes of calculating the financial covenants, this note and related interest expense were excluded from the calculations.

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of December 28, 2014 and all periods subsequent to that date through September 27, 2015.

No amounts were outstanding under the revolving line of credit or the development line of credit at December 28, 2014, or subsequent to that time through September 27, 2015. At September 27, 2015, $11,667,000 was outstanding under the Mortgage Loan and an additional $10,000,000 was outstanding under the Term Loan. The Second Amended and Restated Loan Agreement in place at September 27, 2015 is secured by the real estate, equipment and other personal property of six of the J. Alexander’s restaurant locations and six Redlands Grill locations with an aggregate net book value of $33,267,000 at September 27, 2015.

OFF BALANCE SHEET ARRANGEMENTS

As of September 27, 2015, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, JAC operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Operating Company may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  The Operating Company can only estimate its contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to the Operating Company.  A summary of our estimated contingent liability as of September 27, 2015, is as follows (in thousands):

Wendy's restaurants (ten leases)	$1,910
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	200
Total contingent liability related to assigned leases	$2,110

The Operating Company has never been required to pay any such contingent liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that management believes to be the most significant judgments and estimates used in the preparation of the Company’s Condensed Consolidated Financial Statements.  Judgments or uncertainties regarding the application of these policies could potentially result in materially different amounts being reported under different assumptions and conditions.  There have been no material changes to the critical accounting policies previously reported in the Consolidated Financial Statements and footnotes thereto for the fiscal year ended December 28, 2014 included in the Information Statement as an exhibit to Amendment No. 2 to Form 10 filed with the SEC on September 9, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risks as described in the Company’s Information Statement included as an exhibit to Amendment No. 2 to Form 10 filed with the SEC on September 9, 2015.

Item 4.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective.

(b)

Changes in internal controls.  There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Item 1, Note – 5 Commitments and Contingencies – Litigation Contingencies.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Information Statement filed as an exhibit to Amendment No. 2 to Form 10 filed with the SEC on September 9, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2014, in connection with our formation, we issued 1,000 shares of common stock to FNFV for an aggregate consideration of $1.00. These securities were issued in reliance on the exemption contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the sale.

In connection with the reorganization transaction, prior to the distribution, we issued to FNFV, Newport Holdings and each other person holding membership interests of J. Alexander’s Holdings, LLC, approximately 15 million shares of common stock in consideration of the delivery to us of all of the outstanding limited liability company membership interest of J. Alexander’s Holdings, LLC held by such persons. These shares of common stock were issued in reliance on the exemption contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering.  No underwriters were involved in this transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index on page 27 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: November 9, 2015	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	/s/ Mark A. Parkey
Mark A. Parkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

J. ALEXANDER’S HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.

2.1

Separation and Distribution Agreement between Fidelity National Financial, Inc. and J. Alexander’s Holdings, Inc., dated September 16, 2015 (Exhibit 10.1 of Current Report on 8-K filed September 17, 2015 (File No. 1-37473), is incorporated herein by reference).

3.1

Amended and Restated Charter of J. Alexander’s Holdings, Inc., dated September 14, 2015 (Exhibit 3.1 of Current Report on 8-K filed September 17, 2015 (File No. 1-37473), is incorporated herein by reference).

3.2

Articles of Correction to Amended and Restated Charter of J. Alexander’s Holdings, Inc., dated September 22, 2015 (Exhibit 3.2 of Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).

3.3

Amended and Restated Bylaws of J. Alexander’s Holdings, Inc., dated September 14, 2015 (Exhibit 3.2 of Current Report on Form 8-K filed September 17, 2015 (File No. 1-37473), is incorporated herein by reference).

3.4	Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, dated September 28, 2015

10.1	Management Consulting Agreement between Black Knight Advisory Services, LLC and J. Alexander’s Holdings, LLC, dated September 28, 2015

10.2	Management Company Unit Grant Agreement, dated October 6, 2015

10.3

Tax Matters Agreement between Fidelity National Financial, Inc. and J. Alexander’s Holdings, Inc., dated September 16, 2015 (Exhibit 10.2 of Current Report on 8-K filed September 17, 2015 (File No. 1-37473), is incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 27, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.