Form 10-K
period 2016-01-03
J. Alexander's Holdings, Inc.
filed 2016-03-30
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the fiscal year ended January 3, 2016.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to                      .

Commission file number 1-37473

J. Alexander’s Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Tennessee	47-1608715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3401 West End Avenue, Suite 260
Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 269-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of each exchange on which registered:
Common stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§209.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 28, 2015, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant's common equity.

The number of shares of the Company’s Common Stock, $0.001 par value, outstanding at March 29, 2016 was 15,000,235.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III hereof.

PART I

Item 1. Business

Overview

J. Alexander’s Holdings, Inc. (also referred to herein as “the Company”, “we”, “us” or “our”) owns and operates through its subsidiaries three complementary upscale dining restaurant concepts: J. Alexander’s, Redlands Grill and Stoney River Steakhouse and Grill (“Stoney River”). For more than 20 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept. Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price point. Our newest concept, Redlands Grill, offers customers a different version of our contemporary American menu and a distinct architectural design and feel.

By offering multiple restaurant concepts and utilizing unique non-standardized architecture and specialized menus, we believe we are positioned to continue to grow our overall restaurant business in an efficient manner in urban and affluent suburban areas. We want each of our restaurants to be perceived by our guests as a locally-managed, stand-alone dining experience. This differentiation permits us to successfully operate each of our concepts in the same geographic market and avoid being perceived as a “chain”. If this strategy continues to prove successful, we may expand beyond our current three concept model in the future.

While each concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings restaurant”. As of January 3, 2016, we operated a total of 41 locations across 14 states. We began the process of transitioning 12 of our J. Alexander’s restaurants to Redlands Grill restaurants in 2015 and currently plan to transition an additional two to four current J. Alexander’s restaurants to Redlands Grill restaurants in 2016. Other restaurant locations may be added or converted in the future as we determine how best to position our multiple concepts in a given geographic market.

History and Corporate Structure

The first J. Alexander’s restaurant opened in 1991 in Nashville, Tennessee. From 1991 to 2012, J. Alexander’s restaurants were owned and operated by J. Alexander’s Corporation (“JAC”), the predecessor to J. Alexander’s, LLC. As of January 3, 2016, we operate 19 J. Alexander’s restaurants located in Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, Ohio, Tennessee and Texas.

Stoney River was founded in Atlanta, Georgia in 1996.  From 2000 until 2012, Stoney River was owned and operated by O’Charley’s, Inc., a multi-concept restaurant company that was acquired in April 2012 by affiliates of Fidelity National Financial, Inc. (“FNF”).  In September of 2012, JAC was acquired by Fidelity National Financial Ventures, LLC (“FNFV”), a wholly owned subsidiary of FNF and in February 2013, ownership of Stoney River Management Company, LLC and its subsidiaries and related restaurant assets (the “Stoney River Assets”) was transferred to J. Alexander’s Holdings, LLC, then a newly formed, wholly owned subsidiary of FNFV and the principal holding company for the J. Alexander’s restaurant operations. As of January 3, 2016, we operate 10 Stoney River restaurants located in Georgia, Illinois, Kentucky, Maryland, Missouri and Tennessee.

Redlands Grill is a new restaurant concept that we launched in the first quarter of 2015 and has expanded through the conversion of 12 J. Alexander’s restaurants during the course of the year. As of January 3, 2016, we operate 12 Redlands Grill restaurants located in Alabama, Colorado, Florida, Georgia, Illinois, Kentucky, Ohio and Tennessee.

J. Alexander’s Holdings, Inc. was incorporated in the State of Tennessee on August 15, 2014. Following certain internal restructuring transactions, J. Alexander’s Holdings, Inc. became the ultimate parent holding company for J. Alexander’s Holdings, LLC’s assets and operations. In the fourth quarter of fiscal year 2015, J. Alexander’s Holdings, Inc. became an independent, publicly-traded company as a result of the “Spin-off” distribution (the “Spin-off”) by FNF of all shares of the Company’s common stock owned by FNF to all holders of FNF’s FNFV Group common stock.

Restaurant Positioning Strategy

Our business plan has evolved over time to include a collection of restaurant concepts dedicated to providing guests with what we believe to be the highest quality of food, levels of professional service and a comfortable ambiance in each of the markets being served. Although we operate distinct concepts, we identify all of our restaurants as a “J. Alexander’s Holdings Restaurant.” We believe our restaurant branding strategy enhances our ability to expand feature menu offerings available to guests on a seasonal or rotational basis and facilitate expansion into certain markets which may currently have one of our concepts. We also believe that having multiple concepts will allow us to expand in markets that might not otherwise have been considered viable for expansion opportunities.

In the upscale segment of the restaurant industry, a “chain” classification is generally perceived negatively. We determined that in order to compete with upscale independent restaurants we would need to offer the service, food quality and building design standards that more resemble an independently owned restaurant than a national chain restaurant group. We differentiate ourselves from chain restaurants by insuring that no two J. Alexander’s have the exact same menu, emphasizing feature items which are typically changed on a daily basis, and executing a 95 percent made-from-scratch menu. In addition, the architecture of each of our restaurants is designed to meet the needs of individual markets and create a unique dining experience at each location.

In further execution of this strategy we have begun to transition some of our existing J. Alexander’s locations to Redlands Grill restaurants. During 2015, we began transitioning 12 locations to the Redlands Grill concept. Assuming the initial transitions are successfully completed, we anticipate a total of between 14 to 16 Redlands Grill locations will be operational by the end of fiscal 2016. The benefits of converting existing J. Alexander’s restaurants to Redlands Grill are twofold. In larger metropolitan areas and midsize markets, we can operate an additional restaurant and, in other markets, conversions will reduce the number of J. Alexander’s national locations. This multiple concept strategy will allow us to expand the number of units we operate without directly competing with ourselves in major metropolitan markets and offer our consumers a differentiated look and feel while preserving the made-from-scratch and upscale service our patrons have come to expect.

The objective of our strategy is to have less of a chain image and allow us to compete more effectively with independently owned upscale American style dining restaurants. Determining the specific number of restaurants that should operate under the name J. Alexander’s, Redlands Grill or another brand name requires ongoing evaluation, which we expect to refine over time. The Patient Protection and Affordable Healthcare Act of 2010 (the “PPACA”) defines any restaurant with 20 or more locations as being a chain and requires such restaurants to post the caloric content of each menu item. To the extent that this law grouped us with national fast food and casual dining restaurants, it affirmed our belief that being identified as a chain is inconsistent with our upscale concept.

We operate on a 52- or 53-week fiscal year calendar ending on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. For purposes of this Annual Report on Form 10-K, references to 2015 generally refer to our fiscal year 2015, which ended on January 3, 2016.  Fiscal year 2015 included 53 weeks and the fourth quarter of 2015 included 14 weeks.

Our Concepts

J. Alexander’s

The first J. Alexander’s restaurant was opened in 1991 in Nashville, Tennessee. Since its inception, J. Alexander’s has been a quality-focused upscale dining restaurant offering a contemporary American menu in a lively environment with attentive, courteous and professional service. J. Alexander’s menu centers around made-from-scratch items with a focus on fresh ingredients providing guests a variety of high quality menu options. We believe J. Alexander’s restaurants have a low table to server ratio which, when coupled with our intensive training program and team approach to table service, allows our servers to provide better, more detail-oriented and attentive service. As of January 3, 2016, we had 19 J. Alexander’s locations in nine states.

The J. Alexander’s menu features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads; soups; and assorted sandwiches, appetizers and desserts. We place special emphasis on high quality and sustainable seafood and daily specials which enable us to efficiently take advantage of variances in food costs. We also incorporate local “farm-to-table” produce to provide menu variety to our guests. As a part of our commitment to quality, the majority of our soups, sauces, salsa, salad dressings and desserts are made daily from scratch; our steaks are cut in house; and our beef, chicken, seafood and select vegetable offerings are grilled over a genuine hardwood fire. All of our steaks are U.S.D.A. choice beef (or higher) with a targeted aging of 21 to 38 days. We use only Certified Angus Beef ® for all strip steaks and chuck rolls. We grind chuck fresh daily for our hand-pattied burgers. The J. Alexander’s food menu is complemented by a comprehensive wine list that offers both familiar varietals as well as wines exclusive to our restaurants.

J. Alexander’s restaurants are open for lunch and dinner, seven days a week. The breadth of our menu offering helps generate significant traffic at both lunch and dinner. Lunch entrées range in price from approximately $11.00 to $35.00, while appetizers and entrée salads range from approximately $8.00 to $19.00. Dinner entrée prices range from approximately $12.00 to $35.00, and dinner appetizers and entrée salads range from approximately $8.00 to $19.00. In 2015, lunch and dinner represented approximately 32% and 68% of sales, respectively. Alcohol was 18% of sales for the same period. Our average unit volumes were approximately $5,700,000 in 2015 on a 52-week basis, and our highest volume restaurant exceeded $9,100,000 in annual sales. The average check for J. Alexander’s in 2015 was $30.77.

Architecturally, J. Alexander’s restaurants employ contemporary designs and unique features contributing to a high-end, upscale environment. Each J. Alexander’s location incorporates natural materials such as stone and wood and, for much of our history, has been craftsman-style. Our J. Alexander’s restaurants include open floor plans and, in some cases, exposed structural steel, in each case giving the restaurants a contemporary feel. The architectural design varies from location to location depending on the space available, and several locations include unique attributes such as fire pits or patios. All locations feature original artwork, full bars and open kitchens. We believe this gives our restaurants a boutique, unchained feel which is an important facet of our design and site strategy. J. Alexander’s locations range in size from 6,900 to 9,000 square feet and can accommodate up to 220 guests, on average.

Stoney River Steakhouse and Grill

Stoney River is an upscale steakhouse concept that seeks to provide the quality and service of fine dining steakhouses at a lower price point. Stoney River has a high quality steakhouse menu and a broad selection of non-steak entrées with an emphasis on featured items. We believe Stoney River restaurants have a low table to server ratio in line with that of “white tablecloth” steakhouses. This, coupled with our intensive training program and team approach to table service, allows our servers to provide highly attentive service. In 2015, Stoney River Legendary Steaks began operating as Stoney River Steakhouse and Grill. As of January 3, 2016, we had 10 Stoney River restaurants in six states.

Stoney River offers a high quality steakhouse menu, but unlike menus of many of its more expensive competitors, the menu is not à la carte, and a side item is included with all filets and steaks. Stoney River’s menu features its popular Coffee-Cured Filet Mignon made with select tenderloin, as well as other U.S.D.A. top choice (or higher) aged beef options. Particularly when compared to steakhouse competitors, Stoney River places special emphasis on a broad selection of steak alternatives including baby back ribs, ahi tuna, pasta, chicken, salmon and other popular non-steak dishes. Beef currently accounts for approximately 70% of our entrée sales. Stoney River also offers an extensive wine list, including high quality and unique selections. The quality of the beef and inclusion of a side item offers our guests a premium offering at a more reasonable price than many steakhouse competitors.

Each restaurant is open for dinner seven days a week, and several are open for lunch or Sunday brunch. Entrées range in price from approximately $12.00 to $42.00, and appetizers and entrée salads range in price from approximately $8.00 to $23.00. Each location has a full bar and alcohol and wine represented approximately 21.4% of sales in 2015. Our average weekly same store sales  for 2015 were $70,200. During 2015, the average check for Stoney River was $45.99. Stoney River’s basic restaurant design is modeled after an elite and modern mountain lodge-style building. As we executed our recent remodeling program, we elevated the decor to a more updated contemporary feel. We have completed extensive remodels at seven restaurants to date and anticipate performing one additional extensive remodel at another location during fiscal year 2016. Stoney River locations range in size from 6,400 to 8,000 square feet and can accommodate up to 260 guests on average, including private dining spaces. Most locations offer private dining as an option, and private dining accounted for approximately 7.9% of net sales in 2015.

Redlands Grill

Redlands Grill offers a broad contemporary American cuisine featuring expanded menu offerings on a seasonal or rotational basis. We anticipate that over time the Redlands Grills will have more sushi and contemporary products like in-restaurant prepared flatbreads compared to a J. Alexander’s Restaurant which will emphasize center of the plate proteins. Redlands Grill offers a brunch menu in locations that can support a brunch program. For example, the Redlands Grill on West End Avenue in Nashville, Tennessee features a high quality sushi program, jumbo fried shrimp, shrimp louie entrée salad, Croque Madame, French press coffee service and unique desserts such as a “deconstructed” ice cream sundae and numerous other feature items not offered in all J. Alexander’s locations. On Sundays, Redlands Grill offers a wide selection of made-from-scratch brunch items including Belgian waffles, eggs benedict, huevos ranchero, quiche, omelettes and lemon and ricotta hotcakes. The Redlands Grill on West End also has a more extensive wine program than a typical J. Alexander’s Restaurant, with an award-winning wine program that offers 35 wines by the glass and maintains over 140 bottles. Each restaurant is open for lunch and dinner seven days a week. Menu items are priced similarly to those at J. Alexander’s restaurants.

Since 1997 we have specifically designed restaurants with different architecture to meet the needs of individual markets. When a restaurant is transitioned from a J. Alexander’s to a Redlands Grill, the architecture remains unique to that site. The J. Alexander’s on West End Avenue in Nashville was the first location we transitioned to a Redlands Grill. The architecture has a contemporary urban streetscape similar to a restaurant in San Francisco or New York. It is the only restaurant in our portfolio with this architectural design. Currently, we operate 12 Redlands Grills in eight states and plan to transition a total of 14 to 16 locations to this concept by the end of fiscal year 2016.

Our Competitive Strengths

Over the more than 20-year operating history of our restaurants, we have developed and refined the following strengths:

Three Distinct Yet Complementary Concepts

J. Alexander’s, Redlands Grill and Stoney River are concepts with more than 40 years of combined history, strong brand value and exceptional customer loyalty in their core markets. They blend what we believe are the best attributes of fine and casual dining: a focus on high quality food made with fresh ingredients in a scratch kitchen, exceptional service, diverse menus and individualized interior and exterior design unique to each community. Each concept has a distinct identity, and the differentiation in menu and restaurant design is substantial enough that they can successfully operate in the same markets or retail locations.

Over time, we anticipate that we will continue to grow with our multi-concept strategy. Each restaurant concept will have up to 19 restaurants competing in the upscale casual dining segment of the restaurant industry. All of our restaurants will take advantage of our professional service system, made-from-scratch high-quality menu items and our unique architectural designs supported by upscale ambiance. We believe that this strategy will increase our national footprint and overall competitive advantage.

Delivering a Superior Dining Experience with the Highest Quality Service at a Reasonable Price Point

Our restaurant concepts provide a broad range of high-quality menu items that are intended to appeal to a wide range of consumer tastes and which are served by a courteous, professional and well-trained wait-staff. We provide this high-end experience at a reasonable and attractive price point, which we believe helps us cultivate long-term, loyal and highly satisfied guests who place a premium on the price-value relationship that our concepts offer.

Premium, Freshly Made Cuisine. All of our concepts are committed to preparing high quality food from innovative menus. We are selective in our choice of ingredients and menu offerings, including the grades of beef and the freshness of seafood and vegetables we serve. Substantially all protein and vegetable offerings are delivered fresh to our restaurants and are not frozen in transport or in storage prior to being served, and are predominantly preservative and additive-free. We offer made-to-order items prepared from scratch, with approximately 95% of our items, including stocks, sauces and desserts, made in-house daily. Our food menu is complemented by comprehensive wine lists that offer both familiar varietals as well as wines exclusive to our restaurants. While each restaurant concept’s menu has its own distinctive profile, we strive to continuously innovate with new ingredients and local “farm-to-table” produce to provide specials and limited time featured items to keep the experience new and interesting for our guests. All of our new menu items are developed through a process designed to meet our high standards. An important component of the quality assurance system is the preparation of taste plates. Within each concept, 100% of menu items are taste-tested daily by a manager to ensure that only the highest quality, properly prepared food meeting or exceeding our specifications is served in each restaurant. A key position in each restaurant is the Quality Control coordinator (“QC”). This position is always staffed by a fully-trained manager who inspects every plate of food before it is served to our guests. We believe that the QC inspection by a member of management is a significant and vital factor in maintaining consistent, high food quality.

Outstanding Service. We believe that prompt, courteous and efficient service delivered by a knowledgeable staff is an integral component of our concepts. We enforce strict guidelines on professional appearance for servers as well as timeliness of service. To ensure that all staff are working together to achieve the highest guest satisfaction we employ a low table to server ratio which, when coupled with team serving by a dedicated staff, we believe provides our guests exceptional service.

Sophisticated Experience. Our concepts use a variety of architectural designs and building finishes to provide guests with beautiful, upscale décor with contemporary and timeless finishes. We are aggressive with our repair and maintenance program in all locations, in an attempt to ensure that no restaurant ever looks “highly trafficked” or dated and to reduce the need for periodic remodels to reimage a location to acceptable standards.

Attractive Unit Economics and Consistent Execution

We believe that we have a long standing track record of consistently producing high average weekly sales and average unit sales volumes and have proven the viability of our concepts in multiple markets and regions. Since the end of the recession, we have successfully increased our average weekly sales from $82,300 in fiscal year 2009 to $110,400 in fiscal year 2015 for the J. Alexander’s / Redlands Grill restaurant concepts. Our highest volume J. Alexander’s / Redlands Grill restaurant generated net sales of approximately $9,100,000 in 2015. Since we began operating Stoney River, we have been able to increase the average weekly sales at the Stoney River restaurants even while implementing significant operational improvements and remodeling seven locations. We believe that additional remodels of locations in each of our concepts will contribute to increases in same store sales. Once operational for 36 months, we are targeting average unit volumes and Restaurant Operating Profit Margins for new locations to exceed system-wide fiscal year 2015 levels for all of our concepts. Restaurant Operating Profit Margin is defined as the ratio of Restaurant Operating Profit to net sales.  Restaurant Operating Profit is a metric used by management to measure operating performance at the restaurant level. Restaurant Operating Profit represents net income or loss before losses from discontinued operations, income tax expense or benefit, interest expense, gain on extinguishment of debt, share-based compensation expense, general and administrative expenses, asset impairment charges and restaurant closing costs, transaction and integration expenses, pre-opening expenses and other, net non-operating income or expense.

Strong Cultural Focus on Continuous Training

We believe that our stringent employee hiring standards, coupled with our extensive and continuous training programs for all employees, provide outstanding service to our guests at each of our concepts. We prefer to promote our restaurant general managers and regional management from within the organization and approximately 56% of those roles are currently filled by individuals promoted from within. We believe that this helps to ensure that our unique focus and culture of excellent service are thoroughly disseminated throughout our restaurants. We seek to hire management prospects from top culinary programs nationwide and to train them in our service levels and processes. It can take 3 to 5 years of experience in our system for a management trainee to be qualified for promotion to general manager in one of our locations. We also provide ongoing training opportunities for our back of the house and kitchen staff to ensure they maintain and improve their skills and learn how best to prepare our current and new menu items.

Sophisticated and Scalable Back Office and Operations

We have been in operation for over twenty years and have a long history of operating high volume restaurants. We employ a sophisticated menu development process that has successfully created replicable recipes with a focus on maximizing gross margin by highly efficient use of perishable food inventories to create unique and inviting recipes. Our recipes are developed to use high quality ingredients sourced from long standing relationships with high quality vendors. Most of our protein purchases are negotiated directly with our suppliers. We believe this not only reduces overall food costs but enables us to enforce strict standards on orders and adherence to the detailed instruction manual we provide to producers. Because we deal directly with producers, we are also able to take advantage of seasonal products and provide “farm-to-table” options that change with the seasons and ingredient availability through our unique “featured items” menu. Direct relationships with vendors also provide us cost and flexibility advantages that may not be available from third party distributors. We also have a shared services model for our back-office that centralizes certain functionality at our corporate headquarters. Services shared between our concepts include staff training, real estate development, purchasing, human resources, information technology and finance and accounting, further contributing to the complementary nature of our three concepts. We believe that the teams we have put in place to manage these functions, and other non-restaurant operations functions, are capable of managing the number of restaurants in our current growth plan with limited additional hires.

From high quality food vendors to technology and maintenance vendors, we believe that we have developed long term relationships with a highly sophisticated team of vendors capable of effectively servicing our needs as we execute our growth plan. The quality and depth of both our vendor relationships and our shared services have resulted in a scalable platform with the bench strength to support our planned growth with limited adjustments.

Experienced Management Team

We are led by a management team with significant experience in all aspects of restaurant operations. Our experienced team of industry veterans at the executive level has an average of 30 years of restaurant experience, and our 41 general managers, as of January 3, 2016, have an average tenure at J. Alexander’s, Redlands Grill and Stoney River of approximately 9.9 years, 11.3 years and 6.6 years, respectively. Since the end of the recession in 2009, this management team has achieved 24 consecutive fiscal quarters of same store sales growth, has improved our financial performance, integrated the Stoney River operations, restarted development efforts and launched Redlands Grill.

In addition, pursuant to the Management Consulting Agreement, we will continue to leverage key management resources of FNFV.

Our Growth Strategies

We believe there are significant opportunities to grow our business, strengthen our competitive position and enhance our concepts through the implementation of the following strategies:

Deliver Consistent Same Store Sales

We believe that we will be able to generate annual same store sales growth on a consistent basis by providing an attractive price/value proposition for our guests through excellent service in an upscale environment. We continually focus on delivering freshly prepared, contemporary American cuisine to our guests, with exceptional quality and service for the price. Though the core menu at each concept is consistent and familiar to our guests, we regularly explore potential additions as well as limited-time featured food and drink offerings that are rotated on a weekly basis. As a result, we are able to adapt to changing consumer tastes and incorporate local offerings to reinforce our boutique restaurant feel. We continue to explore ways to increase the number of occasions and flexibility of dining options for our guests, including the addition of Sunday brunch items at select J. Alexander’s and Redlands Grill restaurants.

We operate a program of continuous investment in all of our locations to maintain our store images at the highest level, and target spending $75,000 to $100,000 per year in maintenance capital expenditures per restaurant. From time to time, we may also selectively undertake more extensive remodels of existing units to improve back of the house efficiencies and the front of the house experience, or relocations in the event of demographic shifts in a market. We believe our investment in remodeling and relocation will generate incremental comparable sales at affected restaurants.

Pursue Disciplined New Restaurant Growth in Target Markets

We believe each of our concepts has significant growth potential. Historically, we have focused on organic rather than new restaurant growth but in 2012 began to establish a new restaurant development pipeline. We believe there are significant opportunities to grow our concepts on a nationwide basis in both existing and new markets where we believe we can generate attractive unit economics.

We are constantly evaluating potential sites for new restaurant openings and currently have approximately 30 locations in approximately 20 separate markets under various stages of review and development. We believe that having a large number of sites under review at any one time is necessary in order to meet our development goals. In our experience, sites under analysis often will not result in a new restaurant location for any number of reasons, including the delay or cancelation of larger development projects on which a future restaurant may depend, the loss of potential site locations to competitors or our ultimate determination that a site under review is not appropriate for one of our concepts. We believe that the number of available and potential sites under review by us, the anticipated costs of opening a new restaurant location and our current capital resources will support four to five new store openings annually starting in 2016. However, our ability to open any particular number of restaurants in any calendar year is dependent upon many factors, risks and uncertainties beyond our control as discussed more fully elsewhere in this Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”

We expect that the development of our Redlands Grill concept will further accelerate growth by allowing us to expand into certain markets which currently have a J. Alexander’s and/or Stoney River restaurant that might not otherwise have been considered viable for expansion opportunities. Assuming the initial transitions of certain J. Alexander’s are successfully completed, management anticipates a total of 14 to 16 Redlands Grill locations will be operational by the end of fiscal year 2016.

Improve Margins and Leverage Infrastructure

We believe that our corporate infrastructure can support a restaurant base greater than our existing footprint. As we continue to grow, we expect to drive greater efficiencies in our supply chain and leverage our technology and existing support infrastructure. We will continue to optimize restaurant operating costs at existing Stoney River restaurants as we continue to implement our best practices at those locations. As we grow our restaurant base, we expect to leverage our corporate infrastructure to enhance margins as general and administrative expenses grow at a slower rate than our restaurant base and revenues.

Restaurant Design and Site Selection Process

Site Selection

We have developed a targeted site acquisition and qualification process incorporating management’s experience as well as extensive data collection, analysis and interpretation. We are actively developing restaurants in both new and existing markets, and we will continue to expand in selected regions throughout the U.S. We identify and work with local brokers to conduct preliminary research regarding each potential market and location. The preliminary research includes an analysis of traffic patterns, parking, access, demographic characteristics, population density, level of affluence, consumer attitudes or preferences and current or expected co-retail and restaurant tenants. The brokers then present potential sites to our real estate department. If our financial criteria for the site are satisfied, our Chief Executive Officer and Chief Operating Officer visit the site and, subject to board approval, our management negotiates the lease.

For each of our concepts, our key site criterion is that the population within a five mile radius has a high concentration of our targeted guest, which includes individuals in the upper income demographic of major metropolitan areas that dine out frequently. In addition, we target high concentrations of retail and upscale office developments to support our lunch offering at J. Alexander’s and Redlands Grill and, in certain situations, at our Stoney River restaurants. We also prefer locations with high visibility and ample parking spaces. Because most of our Stoney River restaurants offer dinner only, the population of sites that satisfy our selection criteria will be broader relative to this concept than the population that satisfies our criteria for a new J. Alexander’s or Redlands Grill.

Restaurant Design

We do not have a standard prototype for each concept with respect to size, location or layout, which enables us to be flexible in our real estate selection process. This allows us to use a combination of new builds and conversions for our new locations. Our restaurants are generally free-standing structures using a variety of interior and exterior finishes and materials which have been developed to allow each location a unique design with a common look and feel within each concept. Each location has been designed to provide a high level of curb appeal as well as a comfortable dining experience. While our restaurants are individually designed to create an unchained feel, all locations benefit from a focus on a contemporary and comfortable aesthetic that we believe compliments our food and creates a consistent dining experience across all of our concepts. This flexibility in design has allowed us to utilize a variety of locations and spaces, making the best use of the real estate available.

Many of our J. Alexander’s and Redlands Grill building designs utilize craftsman-style architecture, featuring natural materials such as stone, wood and weathered copper. Others reflect a blend of international and craftsman architecture featuring elements such as steel, concrete, stone and glass, subtly incorporated to give a contemporary feel. Several of our restaurants also feature a patio complemented by an exposed fire pit. J. Alexander’s and Redlands Grill locations typically contain approximately 6,900 to 9,000 square feet with seating for an average of approximately 220 guests. For J. Alexander’s and Redlands Grill locations, we estimate that a new build, excluding land, will require a total cash investment of $4,500,000 to $5,500,000 (excluding pre-opening costs and any tenant incentives).

Stoney River locations typically contain approximately 6,400 to 8,000 square feet with seating for an average of approximately 260 guests. Most of our Stoney River locations include private dining spaces, which represented 7.9% of sales at Stoney River in 2015. For Stoney River locations, we estimate that each new build will require a total cash investment of $3,500,000 to $4,500,000 (excluding pre-opening costs and any tenant incentives).

The flexibility of our concepts has enabled us to open restaurants in a wide variety of locations, including high-density residential areas, shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 12 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and customer service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.

Hiring and Training

We are highly focused on providing an unparalleled experience to our guests. Achieving this experience is intricately tied to careful hiring, thorough training and an apprenticeship for management trainees that provides intimate knowledge of every facet of our restaurants. We have implemented a sophisticated and stringent hiring and training program. Maintaining the uniqueness of our culture, with our focus on quality and training, starts with hiring. Excluding the needs of new restaurants, we hire approximately 60 to 75 new management trainees annually. With new locations, we believe this number will increase to approximately 85 to 90 per year. We focus our recruiting efforts on approximately fifteen of the best culinary programs in the country where we believe our long relationships with the schools enable us to identify and recruit the most promising students. These graduates typically spend three to five years in restaurant management before they are promoted to a department responsibility or a general manager role. During that time, they experience every job in the restaurant. Because of our focus on quality and training, we have traditionally found that some of our most successful managers have been hired from within.

Every employee, regardless of previous experience, goes through a thirteen week training program at the beginning of their employment. Certain positions start the “on the job” portion of their training during that thirteen week training period, also working shifts in their designated job as they complete the training program.

Suppliers

To ensure that we maintain consistent price and quality throughout our restaurants, we use centralized contracts with a network of third-party vendors, suppliers and distributors to provide selected items. We provide each vendor with a set of specifications to ensure that our food quality is maintained at the highest level. Where possible, we also take advantage of local farms or purveyors to provide in-season products to supplement our regular menu with recipes featuring high quality local or “farm-to-table” products. When prices rise on any of our commodities, we work with our menu development team to create new and unique menu additions that can make the most efficient use of the products we have purchased or to improve the food margin of products on the menu.

Beef is the largest percentage of our food costs, representing approximately 32% of total food and beverage costs in 2015. We purchase the majority of our beef directly from the producers, rather than through a distributor or third party supplier. We believe that direct relationships with these vendors provide us cost and flexibility advantages that may not be available from third party distributors. We have purchased beef from our current primary beef supplier for multiple consecutive years and anticipate this will continue for the foreseeable future. We do not hedge our beef purchases, and instead rely on our direct purchases and menu innovation to offset potential price increases.

While most of our current supply contracts are for no longer than one year, we have been purchasing from many of our suppliers for a number of years and believe that our relationships are strong, and their financial position secure. However, we believe that we do not rely on any single-source supplier that could not be replaced with one or more alternative suppliers without disruption. Should there be any disruption in our supply chain, we believe we have created a set of product specifications that can be met by a number of common restaurant suppliers.

Seasonality

Our net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due in part to the redemption of gift cards sold during the holiday season. In addition, certain of our restaurants, particularly those located in south Florida, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Certain of our restaurants are located in areas subject to hurricanes and tropical storms, which typically occur during our third and fourth quarters, and which can negatively affect our net sales and operating results. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Intellectual Property and Trademarks

We own a number of trademarks and service marks registered with the United States Patent and Trademark Office (“PTO”). We have registered the following marks with the PTO, among others: “J. Alexander’s Restaurant,” “Redlands Grill,” “Black River Angus Beef,” “Black River Premium Beef,” “Legendary Steaks,” “Stoney River,” “Stoney River Legendary Steaks,” “Stoney River Steakhouse and Grill”  and “Stoney River Legendary Filet.” In addition, we have also registered the Internet domain names www.jalexanders.com, www.jalexandersholdings.com, www.redlandsgrill.com, and www.stoneyriver.com, among others, and have registered certain copyrights with the U.S. Copyright Office, including copyrights with respect to the J. Alexander’s menu and the J. Alexander’s cocktail menu.

We believe that our trademarks, service marks and other intellectual property rights have significant value and are important to the marketing of our concepts, and it is our policy to protect and defend vigorously our rights to such intellectual property. However, we cannot predict whether steps taken to protect such rights will be adequate. See “Risk Factors—The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to the names and marks used by our restaurants, which could adversely affect the value of our concepts.”

Regulatory, Environmental, Health and Safety Matters

Environmental

We are subject to federal, state and local environmental laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, or exposure to, hazardous or toxic substances (“environmental laws”). These environmental laws can provide for significant fines and penalties for non-compliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third-parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We are not aware of any environmental laws that will materially affect our earnings or competitive position, or result in material capital expenditures relating to our restaurants. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. It is possible that we will become subject to environmental liabilities at our properties, and any such liabilities could materially affect our business, financial condition or results of operations. See “Risk Factors—Compliance with environmental laws may negatively affect our business.”

Health and Safety

We are subject to extensive and varied federal, state and local government regulation, including regulations relating to the sale of food and alcoholic beverages, public and occupational health and safety, sanitation and fire prevention. We operate each of our restaurants in accordance with standards and procedures designed to comply with applicable codes and regulations. However, an inability to obtain or retain health department or other licenses would adversely affect our operations. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular restaurant or group of restaurants.

In addition, in order to develop and construct restaurants, we must comply with applicable zoning, land use and environmental regulations. Such regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies could delay or even prevent construction and increase development costs for new restaurants. We are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act (“ADA”), which generally prohibit discrimination in accommodation or employment based on disability. The ADA became effective as to public accommodations and employment in 1992. Construction and remodeling projects completed by us at J. Alexander’s and Redlands Grill since January 1992 and Stoney River since March 2013 have taken into account the requirements of the ADA. We may in the future have to modify restaurants, by adding access ramps or redesigning certain architectural fixtures for example, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require substantial capital expenditures.

A significant amount of our revenues is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Of the 14 states where we operate, most have dram-shop statutes or recognize a cause of action for damages relating to sales of alcoholic beverages to obviously intoxicated persons and/or minors. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.

In addition, we are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing similar matters including minimum wages, overtime, workplace safety and other working conditions. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been party to such matters in the past. See “Risk Factors—Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.”

The PPACA, enacted in March 2010, requires chain restaurants with 20 or more locations in the United States operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time. See “Risk Factors—Legislation and regulations requiring the display and provision of nutritional information for our menu offerings and new information or attitudes regarding diet and health could result in changes in consumer consumption habits that could adversely affect our results of operations.”

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with Hazard Analysis & Critical Control Points (“HACCP”) management systems may now be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP programs, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act, signed into law in January 2011, granted the U.S. Food and Drug Administration (“FDA”) new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. We anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business. See “Risk Factors—Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.”

We are also subject to laws and regulations relating to information security, privacy, cashless payments, gift cards and consumer credit protection and fraud, and any failure or perceived failure to comply with these laws and regulations could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Information Technology

All of our restaurants use computerized point-of-sale systems created by Micros Systems, which we believe are scalable to support our future growth plans. We utilize a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of our restaurants utilize touch screen point-of-sale and electronic gift card systems, and also employ a theoretical food costing program, all of which were specifically designed for the restaurant industry. We use our management information systems to develop pricing strategies, identify food cost issues, monitor new product acceptance and evaluate restaurant-level productivity. The system also supplies sales, bank deposit and variance data to our accounting department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly detailed profit and loss statements for each location with final reports following the end of each period. We expect to continue to develop our management information systems to assist management in analyzing business issues and to improve efficiency.

Industry & Competition

The restaurant industry is fragmented and intensely competitive. We believe guests make their dining decisions based on a variety of factors such as menu offering, taste, quality and price of food offered, perceived value, service, atmosphere, location and overall dining experience.

Depending on the specific concept, our restaurants compete with a number of restaurants within their markets, including both locally-owned, boutique, chef-driven restaurants and restaurants that are part of regional or national upscale dining concepts. We believe we have two primary types of competitors:

•	Competitors with similar menus and operational characteristics; and
•	Competitors that market to the same demographic using different menus and formats.

The number, size and strength of our competitors varies widely by region, however we believe that we benefit from our goal of providing our guests with a combination of check average, food quality and intense levels of service that we believe to be unique in the markets in which we compete.

Our concepts have different competitors:

J. Alexander’s and Redlands Grill: In virtually all of our markets, we compete primarily against locally-owned boutique restaurants or locally-managed restaurant groups with similar menus and similar concept attributes at check averages that approximate ours. To a lesser extent, we compete with restaurant groups, both regional and national, that market to the same upscale restaurant customer and may have menus, formats and check averages that differ from ours. Del Frisco’s Grill, Kona Grill and Seasons 52 are concepts that would fall within this second category.

Stoney River: Because of the difference in price point and day part (dinner only in most locations), Stoney River has a different set of competitors than J. Alexander’s and Redlands Grill. Stoney River generally competes with restaurants that are considered steakhouses or have a steakhouse format. In each of our markets, our primary competitors are locally-owned and operated steakhouses that compete at similar price points. We also compete with national steakhouse chains, commonly referred to as “white tablecloth” steakhouses, that market to the upscale steakhouse customer, such as The Palm, Ruth’s Chris Steak House, Morton’s The Steakhouse, Del Frisco’s Double Eagle Steak House, and Fleming’s Prime Steakhouse and Wine Bar.

Employee Matters

As of January 3, 2016, we employed approximately 3,400 persons, including 49 persons on the corporate staff. We believe that our employee relations are good. We are not a party to any collective bargaining agreements.

Legal Proceedings

We are a defendant from time to time in various claims or legal proceedings arising in the ordinary course of our business, including claims relating to injury or wrongful death under “dram shop” laws, labor-related claims, workers’ compensation matters, discrimination and similar matters, claims resulting from “slip and fall” accidents, claims relating to lease and contractual obligations, federal and state tax matters and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. We do not believe that any of the legal proceedings pending against us as of the date of this Annual Report on Form 10-K will have a material adverse effect on our liquidity or financial condition. We may incur liabilities, receive benefits, settle disputes, sustain judgments or accrue expenses relating to legal proceedings in a particular fiscal year which may adversely affect our results of operations, or on occasion, receive settlements that favorably affect our results of operations.

Executive Officers

The following list includes names and ages of all of the executive officers indicating all positions and offices held by each such person and each such person’s principal occupations or employment during the past five years. All such persons have been appointed to serve until the next annual appointment of officers and until their successors are appointed, or until their earlier resignation or removal.

Name and Age	Position
Lonnie J. Stout II, 69	President and Chief Executive Officer and Director
Mark A. Parkey, 53	Executive Vice President, Chief Financial Officer and Treasurer
J. Michael Moore, 56	Executive Vice President and Chief Operating Officer
Jessica H. Root, 36	Vice President, Controller and Chief Accounting Officer
Lonnie J. Stout II

Mr. Stout has been a director and President and Chief Executive Officer of the Company since its formation. Prior to that time, he was a director/manager (as applicable), President and Chief Executive Officer of JAC, J. Alexander’s Holdings, LLC and J. Alexander’s, LLC, positions he has held since May 1986. Mr. Stout joined JAC in 1979 and since that time has held various leadership roles, including Executive Vice President and Chief Financial Officer of JAC from October 1981 to May 1984, and a member of the board of directors of JAC from 1982 until October 2012, and served as Chairman from July 1990 until October 2012.

Mark A. Parkey

Mr. Parkey has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since its formation. He has held the same positions at J. Alexander’s Holdings, LLC and J. Alexander’s, LLC since May 2013. Prior to becoming the Chief Financial Officer, Mr. Parkey served as Vice President of JAC from May 1999 to October 2012, Controller of JAC from May 1997 to October 2012, Vice President and Controller of J. Alexander’s Holdings, LLC and J. Alexander’s, LLC from October 2012 until August 2013 and as the Director of Finance of JAC from January 1993 to May 1997.

J. Michael Moore

Mr. Moore has served as Executive Vice President and Chief Operating Officer of the Company since its formation. He has held the same positions at J. Alexander’s Holdings, LLC and J. Alexander’s, LLC since May 2013. Prior to becoming Chief Operating Officer, Mr. Moore served as Vice President of Human Resources and Administration of JAC from November 1997 to October 2012, and of J. Alexander’s Holdings, LLC and J. Alexander’s, LLC from October 2012 to July 2013. Mr. Moore also served as Director of Human Resources and Administration of JAC from August 1996 to November 1997 and as the Director of Operations of J. Alexander’s Restaurants, Inc. from March 1993 to April 1996. Mr. Moore joined JAC in 1991 as General Manager of the first J. Alexander’s restaurant.

Jessica H. Root

Mrs. Root was promoted to the position of Vice President, Controller and Chief Accounting Officer of the Company effective October 29, 2015.  She previously served as Assistant Vice President and Controller of the Company since its formation in August 2014 and held the same positions with J. Alexander’s Holdings, LLC and its subsidiaries since May 2013. Prior to that time, she served JAC in the role of Director of Financial Reporting and Compliance from March 2012 through May 2013 and as Director of Compliance from November 2010 to March 2012. Prior to joining the company, Mrs. Root was a Senior Manager in the audit services division at KPMG LLP.

Available Information

Our Internet website address is http://www.jalexandersholdings.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practical after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). Information contained on the Company’s website is not part of this report.

Forward-Looking Statements

We caution that certain information contained or incorporated by reference in this report and our other filings with the SEC, in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial conditions, results of operations, plans, objectives, future performance and business.  Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions or strategies and regarding the future.   We disclaim any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include, but are not limited to:

•	the impact of, and our ability to adjust to, general economic conditions and changes in consumer preferences;
•

our ability to open new restaurants and operate them profitably, including our ability to locate and secure appropriate sites for restaurant locations, obtain favorable lease terms, attract customers to our restaurants or hire and retain personnel;

•	our ability to successfully develop and improve our Stoney River concept;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations;
•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	the significant competition we face for customers, real estate and employees;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at existing J. Alexander’s, Redlands Grill and Stoney River restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of proposed and future government regulation and changes in healthcare, labor and other laws;
•	our expectations regarding litigation or other legal proceedings;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including goodwill;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of hurricanes and other weather-related disturbances;
•	the impact of public company costs and other requirements, including the Management Consultant Agreement with Black Knight Advisory Services, LLC; and
•	the other matters described under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report on Form 10-K. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.  Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. We expressly disclaim any intent or obligation to update these forward-looking statements.

Item 1A. Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are including the following cautionary statements identifying important factors that could significantly and adversely affect the Company and cause actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company.  The risks and uncertainties described below should be considered carefully, and all information contained in this Annual Report on Form 10-K, in evaluating the Company and its business.

Changes in general economic conditions, including any economic downturn or continuing economic uncertainty, have adversely impacted our business and results of operations in the past and may do so again.

Purchases at our restaurants are discretionary for consumers, and we are therefore susceptible to economic slowdowns. We believe that consumers generally are more willing to make discretionary purchases, including upscale and high-end restaurant meals, during favorable economic conditions. The most recent economic downturn, uncertainty and disruptions in the overall economy, including high unemployment, reduced access to credit and financial market volatility and unpredictability, and the related reduction in consumer confidence, negatively affected customer traffic and sales throughout our industry, including our category. If the economy experiences a new downturn or there are continued uncertainties regarding U.S. budgetary and fiscal policies, our customers, particularly price-sensitive families and couples and cost-conscious business clientele, may reduce their level of discretionary spending, impacting the frequency with which they choose to dine out or the amount they spend on meals while dining out.

There is also a risk that, if uncertain economic conditions persist for an extended period of time, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis. The ability of the U.S. economy to withstand this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, the impact of higher gasoline prices, and reductions in disposable consumer income and consumer confidence, also affect discretionary consumer spending. Uncertainty in or a worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants and delay our remodeling of existing locations.

Changes in consumer dining preferences and discretionary spending patterns generally could adversely affect our business and results of operations.

The restaurant business is often affected by changes in consumer preferences, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. Our success depends in part on our ability to anticipate and respond quickly to these changes. Shifts in consumer preferences away from meals at our price point or our beef, seafood and signature cocktails and wine menu offerings, which are significant components of our concepts’ menus and appeal, whether as a result of economic, competitive or other factors, could adversely affect our business and results of operations.

Many of our restaurants are located in or adjacent to traditional commercial retail centers, and to an extent rely on elevated levels of retail area traffic in these areas during the holiday seasons.  As consumer spending patterns continue to migrate to online shopping or to boutique, local shopping resources, and away from malls and other traditional commercial retail centers, these restaurant locations may be negatively impacted.

In addition, we place a high priority on maintaining the competitive positioning of our concepts, including the image and condition of our restaurant facilities and the quality of our customer experience. Consequently, we may need to evolve our concepts in order to compete with popular new restaurant formats or concepts that emerge from time to time, which could result in significant capital expenditures in the future for remodeling and updating. In addition, with improving product offerings, including an increased number of health-focused options at fast casual restaurants and quick-service restaurants, combined with the effects of uncertain economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants. Any unanticipated slowdown in demand at any of our restaurants due to industry competition may adversely affect our business and results of operations.

Our future growth depends in part on our ability to open new restaurants and operate them profitably, and if we are unable to successfully execute this strategy, our business and results of operations could be adversely affected.

Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. However, future developments, including macroeconomic changes, could cause us to re-evaluate this growth strategy. Additionally, in the past, we have experienced delays in opening some restaurants, and that could happen again. Delays or failures in opening new restaurants and operating them profitably could materially and adversely affect our growth strategy and expected results.

Our ability to open new restaurants on a timely basis, or at all, and operate them profitably is dependent upon a number of factors, many of which are beyond our control, including:

•	finding quality site locations, competing effectively to obtain quality site locations and reaching acceptable agreements to lease or purchase sites;

•

complying with applicable zoning, land use and environmental regulations and obtaining, for an acceptable cost and in a timely manner, required permits and approvals, including permits for construction, as well as required business and alcohol licenses;

•	having adequate capital for construction and opening costs and efficiently managing the time and resources committed to building and opening each new restaurant;

•	engaging and relying on third-party architects, contractors and their subcontractors responsible for building our restaurants to our specifications, on budget and within anticipated timelines;

•

timely hiring and training and retaining the skilled management and other employees necessary to meet staffing needs consistent with our superior professional service expectations in each local market;

•	successfully promoting our new locations and competing in their markets;

•	acquiring food and other supplies for new restaurants from local suppliers; and

•	addressing unanticipated problems or risks that may arise during the development or opening of a new restaurant or entering a new market.

It has generally been our experience that new restaurants generate operating losses while they build sales levels to maturity, with maturity typically achieved within 36 months but in certain instances it has taken considerably longer. This is due to lower sales generated by new restaurants compared to our restaurants operated in other areas, the costs associated with opening a new restaurant and higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants. For example, there are a number of factors which may impact the amount of time and money we commit to the construction and development of new restaurants, including landlord delays, shortages of skilled labor, labor disputes, shortages of materials, delays in obtaining necessary permits, local government regulations and weather interference. Once the restaurant is open, how quickly it achieves a desired level of profitability is impacted by many factors, including the level of market awareness and acceptance of our concepts when we enter new markets, as well as the availability of experienced, professional staff. Our business and profitability may be adversely affected if it takes longer than expected for our new restaurants to achieve the desired level of profitability.

Our ability to successfully execute new restaurant development depends heavily on successful site selection. If a site does not produce the anticipated results, a restaurant location may never reach our desired level of profitability, if it becomes profitable at all. In those cases, we may be forced to close restaurants and will incur significant costs associated with our exit from those markets, including costs associated with lease terminations or potential losses on the sale of real property that we own. For example, in 2013, we closed restaurants in Orlando, Scottsdale and Chicago because management determined that these restaurants were not producing acceptable levels of profitability. Additionally, previously successful restaurants may cease to produce acceptable or desired results in the future due to changes within the market in which they operate, such as a geographic shift in commercial development that drives customers away from the area in which we have an existing location. In those cases, if we determine that the market is still desirable, we may choose to relocate our existing restaurant or restaurants within that same market, which could result in increased costs associated with the purchase or lease of new property.

The failure to successfully develop and improve our Stoney River concept to achieve operational and quality standards consistent with those of our J. Alexander’s concept could have a material adverse effect on our financial condition and results of operations.

Prior to February 2013, when the Stoney River Assets were transferred to J. Alexander’s Holdings, LLC from an affiliate of FNF, Stoney River was operated by a separate restaurant company. Since that time, our focus has been on the improvement of restaurant-level operations and the integration of Stoney River into our existing infrastructure. Our growth strategy for Stoney River will continue to require significant capital expenditures and management attention. There can be no assurance that we will be successful in achieving the desired level of profitability at Stoney River while delivering on the quality standards that we expect, and a failure to achieve the desired profitability of our Stoney River concept may adversely affect our business and results of operations. Further, new openings of Stoney River restaurants may take longer to achieve the desired level of profitability than has been our experience with J. Alexander’s restaurants. We may not be able to attract enough customers to meet targeted levels of performance at new restaurants because potential customers may be unfamiliar with Stoney River or the atmosphere or menu might not appeal to them. In addition, although we believe that the differentiation in the menu and restaurant design between our concepts is substantial enough that they can each successfully operate within the same market, opening a new Stoney River in an existing market could reduce the revenue of our existing J. Alexander’s or Redlands Grill restaurants in that market, and vice versa. If we cannot successfully execute our growth strategies for Stoney River, or if customer traffic generated by Stoney River results in a decline in customer traffic at one of our other restaurants in the same market, our business and results of operations may be adversely affected.

Significant capital is required to develop new restaurants and to maintain existing restaurants and to the extent financing is available to us, it may only be available on terms that could impose significant operating and financial restrictions on us.

We believe that the required capital investment in our upscale restaurants is high compared to more casual dining restaurants. Failure of a new restaurant to generate satisfactory net sales and profits in relation to its investment could result in our failure to achieve the desired financial return on the restaurant. Additionally, we may require capital beyond the cash flow provided from operations in order to open new units, which may be difficult to obtain on favorable terms, if at all. The terms of any financing we may obtain could impose restrictions on our operations, development and new financings. Further, after a restaurant is opened, we continue to incur significant capital costs associated with our strategy to reinvest in our restaurants in order to maintain the highly attractive, contemporary and comfortable environment in each of our locations that we believe our customers expect. For example, in 2015, we remodeled two J. Alexander’s restaurants, one Redlands Grill restaurant and two Stoney River restaurants.  One of the J. Alexander’s remodels and the Redlands Grill remodel were somewhat routine in nature and resulted in an average cost of approximately $442,000.  The second J. Alexander’s remodel was extensive resulting in capital expenditures of approximately $1,903,000. The two major remodels at Stoney River restaurants were the first such remodels to occur at these locations since the concept was contributed to us in 2013 resulting in an average cost of $578,000. For 2016, we intend to complete reinvestments and improvements at our locations across all of our concepts at an approximate total cost of $5,825,000. Consequently, our ability to carry out our growth strategy and to execute on development and capital expenditure decisions that we believe to be in our long-term best interest could be limited by the availability of additional financing sources and could involve additional borrowing which would further increase our long-term debt and interest expense.

Our growth, including the development and improvement of our Stoney River and Redlands Grill concepts, may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.

We believe there are opportunities to open four to five restaurants annually beginning in 2016. Our targeted growth will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. We also need to develop concept identity and concept awareness of our new Redlands Grill concept. This may require the commitment of a significant amount of human capital and marketing expenditures. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls and information systems in connection with our integration of the Stoney River concept and development of our Redland Grills concept, if this infrastructure is insufficient to support our anticipated expansion, our ability to open new restaurants and to manage our existing restaurants could be adversely affected. If we fail to continue to improve our infrastructure or if our infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing restaurants.

If we are unable to successfully transition certain of our J. Alexander’s locations to Redlands Grill locations, we may experience reduced revenue and margins at these locations, which could materially and adversely affect our financial condition and results of operation.

A key element of our business model is to pursue a multiple concept strategy consisting of the development of a number of restaurant concepts competing in the upscale casual dining segment of the restaurant industry. This is intended to, among other things, allow us to avoid being identified as a chain restaurant and to operate multiple concepts in the same market. In furtherance of this strategy, over the past twelve months we have developed the Redlands Grill concept and have commenced the conversion of 12 J. Alexander’s restaurants into Redlands Grills. These conversions are being undertaken in markets and particular locations where we believe the Redlands Grill concept will be successful. However, we may experience a decrease in traffic, revenue or margins related to our strategy.

If consumer preferences change, acceptance of the Redlands Grill concept is not as strong as expected, or the existing customer base patronizing these converted locations diminishes or discontinues, revenue at these restaurants may decrease and we could be required to expend additional resources on advertising and promotion which would reduce profit margins at these locations which may have a material adverse effect on our overall financial performance.

If our restaurants are not able to compete successfully with other restaurants, our business, financial condition and results of operations may be adversely affected.

Our industry is highly fragmented and intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. A substantial number of national and regional restaurant chains and independently owned restaurants compete with us for customers, real estate and qualified management and other restaurant staff. The principal competitors for our concepts are local, chef-driven restaurants and regional, high-quality restaurant chains in each of our local markets. However, we also compete with other upscale national chains. Some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or where we may expand. Additionally, in recent years many upscale and high-end restaurants have expanded into the smaller and midsize markets in which some of our restaurants are located. Our inability to compete successfully with other restaurants may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants.

As a result of revenue or geographic concentrations within our restaurant base, we may be more exposed to economic downturns or other disruptions in certain locations that could harm our business, financial condition and results of operation.

At January 3, 2016, we operated 41 restaurants in 14 states. Because of our relatively small restaurant base, unsuccessful restaurants could have a more adverse effect in relation to our financial condition and results of operations than would be the case in a restaurant company with a greater number of restaurants. For example, our J. Alexander’s locations in Franklin, Tennessee and Plantation, Florida represented approximately 3.9% and 4.2% of our revenues in 2015, respectively.

We currently have a high concentration of J. Alexander’s and Redlands Grill restaurants within the south Florida market (and in broader geographic markets, with respect to the concentration of J. Alexander’s and Redlands Grill restaurants in Ohio and the concentration of J. Alexander’s, Redlands Grill and Stoney River restaurants in Tennessee) and may in the future have similar concentrations of J. Alexander’s, Redlands Grill and Stoney River restaurants within one or more overlapping markets as we execute on our growth strategy. This concentration exposes us to risks that one or more of these markets may be adversely affected by factors that are unique to that particular market, such as negative publicity, changes in consumer preferences, demographic shifts or other adverse economic impacts, which could adversely affect our business, results of operations or financial condition.

In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around regions in which we operate multiple locations could result in significant and prolonged declines in customer traffic in these geographic regions, or a temporary or permanent closing of those locations, any of which could adversely affect our business, financial condition and results of operations.

If we are unable to increase our sales at existing J. Alexander’s, Redlands Grill and Stoney River restaurants or improve our margins at existing Stoney River restaurants, our profitability and overall results of operations may be adversely affected.

Another key aspect of our growth strategy is increasing same store sales across all restaurants and improving the restaurant-level margins at our Stoney River restaurants to the level achieved at our existing J. Alexander’s and Redlands Grill restaurants. Improving same store sales and restaurant-level margins depends in part on whether we achieve revenue growth through increases in the average check or traffic counts. Our ability to improve margins at Stoney River is further impacted by the costs that we have incurred, and will continue to incur, as we strive to improve the quality standards at Stoney River to make them consistent with those at our J. Alexander’s and Redlands Grill restaurants. We believe that there are opportunities to increase the average check at our restaurants through, for example, selective introduction of new profitable menu items and increases in menu pricing. However, these strategies may prove unsuccessful, especially in times of economic hardship, as customers may not order new or higher priced items. Further, we believe that part of the appeal of our concepts is the opportunity to experience outstanding, professional service and high-quality menu items at reasonable prices. Consequently, any price increases must be balanced with our desire to meet customer expectations with respect to service and quality at a reasonable value. Modest price increases generally have not adversely impacted customer traffic; however, we expect that there is a price level at which point customer traffic would be adversely affected, and these changes could cause our revenues to decrease. If we are not able to increase our sales at existing restaurants for any reason, our profitability and results of operations could be adversely affected.

Increases in the prices of, and/or reductions in the availability of commodities, primarily beef and seafood, could adversely affect our business and results of operations.

Our profitability is dependent in part on our ability to purchase food commodities which meet our specifications and to anticipate and react to changes in food costs and product availability. Ingredients are purchased from suppliers on terms and conditions that management believes are generally consistent with those available to similarly situated restaurant companies. Although alternative distribution sources are believed to be available for most products, increases in overall food prices, failure to perform by suppliers or distributors or limited availability of products at reasonable prices could cause our food costs to fluctuate and/or cause us to make adjustments to our menu offerings.

Beef costs represented approximately 32% of our food and beverage costs during 2015. We currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The beef market is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. We expect beef prices in 2016 will be similar to prices incurred in 2015, with the potential for certain decreases in pricing during the latter part of the year.

In addition, our dependence on frequent deliveries of fresh seafood subjects us to the risk of possible shortages or interruptions in supply caused by adverse weather, environmental factors or other conditions that could adversely affect the availability and cost of such items. In the past, certain types of seafood have experienced fluctuations in availability. In addition, some types of seafood have been subject to adverse publicity due to certain levels of contamination at their source or a perceived scarcity in supply, which can adversely affect both supply and market demand. We can make no assurances that in the future either seafood contamination or inadequate supplies of seafood might not have a significant and materially adverse effect on our operating results.

Finally, the prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Additional factors beyond our control, including adverse weather and market conditions, disease and governmental food safety regulation and enforcement, may also affect food costs and product availability. Energy prices can also affect our bottom line, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each restaurant. Historically, we have passed increased commodity and other costs on to our guests by increasing the prices of our menu items. There can be no assurance that additional price increases would not affect future customer traffic. Although we believe that our integrated cost systems allows us to anticipate and quickly respond to fluctuations in commodity prices, including beef prices, if prices increase in the future and we are unable to anticipate or react to these increases, or if there are beef shortages, our business and results of operations could be adversely affected.

We depend upon frequent deliveries of food and other supplies, in most cases from a limited number of suppliers, which subjects us to the possible risks of shortages, interruptions and price fluctuations.

We rely on one or a limited number of suppliers for certain ingredients. This dependence on one or a limited number of suppliers, as well as the limited number of alternative suppliers of beef and quality seafood, subjects us to the possible risks of shortages, interruptions and price fluctuations in beef and seafood. If any of our suppliers is unable to obtain financing necessary to operate its business or its business is otherwise adversely affected, does not perform adequately or otherwise fails to distribute products or supplies to our restaurants, or terminates or refuses to renew any contract with us, particularly with respect to one of the suppliers on which we rely heavily for specific ingredients, we may be unable to find an alternative supplier in a short period of time or if we can, it may not be on acceptable terms. While we do not rely on any single-source supplier that we believe could not be replaced with one or more alternative suppliers without undue disruption, any delay in our ability to replace a supplier in a short period of time on acceptable terms could increase our costs or cause shortages at our restaurants that may cause us to remove certain items from a menu or increase the price of certain offerings, which could adversely affect our business and results of operations.

Negative customer experiences or negative publicity surrounding our restaurants or other restaurants could adversely affect sales in one or more of our restaurants and make our concepts less valuable.

Because we believe that our success depends significantly on our ability to provide exceptional food quality, outstanding service and an excellent overall dining experience, adverse publicity, whether or not accurate, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers or others across the food industry supply chain could affect us more than it would other restaurants that compete primarily on price or other factors. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the value and popularity of one or more of our concepts could suffer. Further, because we rely heavily on “word-of-mouth,” as opposed to more conventional mediums of advertisement, to establish concept recognition, our business may be more adversely affected by negative customer experiences than other upscale dining establishments, including those of our competitors.

Negative publicity relating to the consumption of beef, seafood, chicken, produce and our other menu offerings, including in connection with food-borne illness, could result in reduced consumer demand for our menu offerings, which could reduce sales.

Shifts in consumer preferences away from the kinds of food we offer, particularly beef and seafood, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and could reduce customer traffic and/or impose practical limits on pricing. In addition, instances of food-borne illness, such as Bovine Spongiform Encephalopathy, which is also known as BSE or mad cow disease, as well as hepatitis A, listeria, salmonella and E. coli, whether or not found in the United States or traced directly to one of our suppliers or our restaurants, could reduce demand for our menu offerings. Any negative publicity relating to these and other health-related matters may affect consumers’ perceptions of our restaurants and the food that we offer, reduce customer visits to our restaurants and negatively impact demand for our menu offerings. Adverse publicity relating to any of these matters, beef in general or other similar concerns could adversely affect our business and results of operations.

Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.

We are subject to various federal, state and local regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and occupational safety and other agencies. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations or cause increases in development costs.

We are subject to the ADA and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants. We may in the future have to modify restaurants by adding access ramps or redesigning certain architectural fixtures, for example, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws that govern these and other employment law matters. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been party to such matters in the past. Compliance with these laws can be costly and a failure or perceived failure to comply with these laws could result in negative publicity that could harm our reputation. In addition, federal, state and local proposals related to paid sick leave or similar matters could, if implemented, materially adversely affect our business, financial condition and results of operations.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with the aforementioned laws and regulations can be costly, and failure to comply can increase our exposure to litigation or governmental investigations or proceedings.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings and new information or attitudes regarding diet and health could result in changes in consumer consumption habits that could adversely affect our results of operations.

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. Such changes may include federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer. The growth of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or retire certain menu items, which may adversely affect the attractiveness of our restaurants to new or returning customers. We may also experience higher costs associated with the implementation of those changes. To the extent that we are unwilling or unable to respond with appropriate changes to our menu offerings, it could materially affect consumer demand and have an adverse impact on our business, financial condition and results of operations.

Such changes have also resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted in, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the PPACA, which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. This component of the PPACA was expected to become effective on December 1, 2016, but has been recently further extended until one year after the FDA’s release of final guidance with respect to these statutes.

While we do not anticipate that we will have more than 20 locations operating under the same name when this particular component of the PPACA becomes effective, compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items will likely be costly and time-consuming. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.

We may not be able to effectively respond to changes in consumer health perceptions or to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu labeling laws could materially adversely affect our business, financial condition and results of operations, as well as our position within the restaurant industry in general.

Compliance with environmental laws may negatively affect our business.

We are subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Environmental conditions relating to releases of hazardous substances at prior, existing or future restaurant sites could materially adversely affect our business, financial condition and results of operations. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition and results of operations.

The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

In 2010, the PPACA was signed into law in the United States to require healthcare coverage for many uninsured individuals and expand coverage to those already insured. We currently offer and subsidize a portion of comprehensive healthcare coverage, primarily for our salaried employees. Starting in 2015, the PPACA required us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. Starting in 2014, the PPACA also required most individuals to obtain coverage or face individual penalties. The amount of the individual penalty will increase significantly in future years. Accordingly, employees who are eligible for but currently elect not to participate in our healthcare plans may find it more advantageous to elect to participate in our healthcare plans. It is also possible that by making changes or failing to make changes in our healthcare plans we will become less competitive in the market for our labor. Finally, implementing the requirements of the PPACA is likely to impose additional administrative costs. The costs and other effects of these new healthcare requirements did not have a significant effect on our business, financial condition or results of operations in fiscal 2015 and are not expected to significantly impact us in fiscal 2016, but they may significantly increase our healthcare coverage costs in future periods and could materially adversely affect our business, financial condition and results of operations.

Changes to minimum wage laws and potential labor shortages could increase our labor costs substantially, which could slow our growth and adversely impact our ability to operate our restaurants.

Under the minimum wage laws in most jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage for general employees because these employees receive tips as a substantial part of their income. A considerable portion of our employees earn this lower minimum wage. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. In addition, any increase in the minimum wage, such as the last increase in the minimum wage on July 24, 2009 to $7.25 per hour under the Federal Minimum Wage Act of 2007, would increase our costs. Certain states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage as well. Any increases in federal or state minimum wages may cause us to increase the wages paid to our employees who already earn above-minimum wages in order to continue to attract and retain highly skilled personnel. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our guests, in which case our business and results of operations could be adversely affected.

A failure to recruit, develop and retain effective leaders, the loss or shortage of personnel with key capacities and skills, could jeopardize our ability to meet growth targets.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff, hosts and servers necessary to meet the needs of our existing restaurants and anticipated expansion schedule, and who can meet the high standards necessary to deliver the levels of food quality, service and professionalism on which our concepts are based. Qualified individuals of the caliber and number needed to fill these positions are in short supply in some communities and competition for qualified employees could require us to pay higher wages and provide greater benefits to attract sufficient employees. Any inability to recruit and retain qualified individuals may also delay the planned openings of new restaurants and could adversely impact our existing restaurants. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in restaurant openings could adversely affect our business and results of operations. Further, increases in employee turnover could have an adverse effect on food quality and guest service resulting in an adverse effect on net sales and results of operations.

Restaurant companies, including ours, have been the target of claims and lawsuits. Proceedings of this nature, if successful, could result in our payment of substantial costs and damages.

In recent years, we and other restaurant companies have been subject to claims and lawsuits alleging various matters, including those that follow. Claims and lawsuits may include class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, the sharing of tips amongst certain employees, overtime eligibility of assistant managers and failure to pay for all hours worked. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these matters. Accordingly, if we are required to pay substantial damages and expenses as a result of these types or other lawsuits, our business and results of operations would be adversely affected.

Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food-borne illness and relating to notices with respect to chemicals contained in food products required under state law. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state laws. In addition, most of our restaurants are subject to state “dram-shop” or similar laws which generally allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. In addition, we may also be subject to lawsuits from our employees or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits in the restaurant industry have resulted in the payment of substantial damages by the defendants.

Additionally, certain of our tax returns and employment practices are subject to audits by the U.S. Internal Revenue Service (the “IRS”) and various state tax authorities. Such audits could result in disputes regarding tax matters that could lead to litigation that would be costly to defend or could result in the payment of additional taxes, which could affect our business, results of operations and financial condition.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert resources away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. Defense costs, even for unfounded claims, or a judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business, results of operations and financial condition.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.

We currently maintain insurance coverage that we believe is reasonable for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase. These increases could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our guests or employees.

Health concerns arising from food-related pandemics, outbreaks of flu viruses or other diseases may have an adverse effect on our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, avian flu or “SARS”, H1N1 or “swine flu” or other diseases such as bovine spongiform, encephalopathy, commonly known as “mad cow disease.” If a virus or disease is foodborne, or perceived to be foodborne, future outbreaks may adversely affect the price and availably of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which events could adversely affect our restaurant guest volume, and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level.

We occupy most of our restaurants under long-term, non-cancelable leases for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms.

At fiscal year-end 2015, we were a lessee under both ground leases (under which we lease the land and build our own restaurants on such land) and improved leases (where the lessor owns the land and the building) with respect to 23 current restaurant locations as well as three restaurant locations to be opened during 2016, two restaurants locations closed in 2013 and leased corporate office space in Nashville, Tennessee. Many of our current leases are non-cancelable and typically have terms ranging from approximately 15 to 20 years and provide for rent escalations and for one or more five-year renewal options. We are generally obligated to pay the cost of property taxes, insurance and maintenance under such leases, and certain of our leases provide for contingent rentals based upon a percentage of sales at the leased location. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments under one of our leases after a restaurant closes, or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

The impact of negative economic factors, including the availability of credit, on our landlords and other retail center tenants could negatively affect our financial results.

Negative effects on our existing and potential landlords due to any inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. If any landlord files for bankruptcy protection, the landlord may be able to reject our lease in the bankruptcy proceedings. While we would have the option to retain our rights under the lease, we could not compel the landlord to perform any of its obligations and would be left with damages as our sole recourse. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. In recent years, many landlords have delayed or cancelled development projects (as well as renovations of existing projects) due to the instability in the credit markets and declines in consumer spending, which has reduced the number of high-quality locations available that we would consider for our new restaurants. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located or are proposed to be located and may contribute to lower customer traffic at our restaurants. If any of the foregoing affect any of our landlords or their other retail tenants our business and results of operations may be adversely affected.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financing flexibility.

Payments under our operating leases account for a significant portion of our operating expenses, and we expect the new restaurants we open in the future will similarly be leased by us. Specifically, cash payments under our operating leases accounted for approximately 2.8% of our restaurant operating expenses in 2015. Our substantial operating lease obligations could have significant negative consequences, including:

•	requiring a substantial portion of our available cash flow to be applied to our rental obligations, thus reducing cash available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business or the industry in which we compete;

•	increasing our vulnerability to general adverse economic and industry conditions; and

•	limiting our ability to obtain additional financing.

We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our credit facility or other sources, we may not be able to meet our operating lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which could adversely affect our business and results of operations.

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

J. Alexander’s, LLC is currently the borrower on a Second Amended and Restated Loan Agreement with Pinnacle Bank which consists of the following loans:

•	a seven-year $15,000,000 mortgage loan dated September 3, 2013;

•	a five-year $20,000,000 development line of credit dated May 20, 2015;

•	a five-year $10,000,000 term loan dated May 20, 2015; and

•	a three-year $1,000,000 revolving line of credit dated September 3, 2013.

Our outstanding indebtedness under these loans is $21,250,000 as of January 3, 2016, and $21,000,000 is available for borrowing under the above stated lines of credit. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may significantly impact our business, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we are required to use a significant portion of our cash flows from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•	our level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not generate adequate resources, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing credit facility, may restrict us from adopting some or any of these alternatives. Our inability to recapitalize and incur additional debt in the future could also delay or prevent a change in control of our Company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could make us more vulnerable to economic downturns and adverse developments in our business. Our current indebtedness and any inability to pay our debt obligations as they come due or an inability to incur additional debt could adversely affect our business and results of operations.

The terms of our credit facility impose operating and financial restrictions on us.

Our credit facility contains certain restrictions and covenants that generally limit our ability to, among other things:

•	pay dividends or make other restricted payments to our equity holders;

•	incur additional indebtedness;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies; and

•	sell equity or other ownership interests in our subsidiaries.

Our credit facility may limit our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Specifically, these covenants require that we have a fixed charge coverage ratio of at least 1.25:1 and maintain a leverage ratio (adjusted debt to EBITDAR (as defined in the credit facility)) that may not exceed 4.0:1, in each case, as of the end of any fiscal quarter on a trailing four quarters basis. As of January 3, 2016, we were in compliance with each of these covenants. Specifically, as of January 3, 2016, the fixed charge coverage ratio was 3.33:1 and our leverage ratio was 1.69:1. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these debt covenants or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected.

Our credit facility carries floating interest rates, thereby exposing us to market risk related to changes in interest rates. Accordingly, our business and results of operations may be adversely affected by changes in interest rates. Assuming a 100 basis point increase on our base interest rate on our credit facility and a full drawdown on both of the revolving lines of credit, our interest expense would increase by approximately $425,000 over the course of 12 months. As of January 3, 2016, the balance outstanding under the $15,000,000 term loan was $11,250,000, and we had no borrowings outstanding under the $1,000,000 revolving credit facility or the $20,000,000 development line of credit. At January 3, 2016, we also had $10,000,000 outstanding under the $10,000,000 term loan dated May 20, 2015, which was used to refinance the remaining outstanding balance under a $20,000,000 related party promissory note assumed from FNFV and payable to FNF (“FNF Note”).

We depend on the services of key executives and management-level employees, and our business and growth strategy could be materially harmed if we were to lose these individuals and were unable to replace them with executives of equal experience and capabilities.

Our success is materially dependent upon the contributions of our senior executives and management-level employees because their experience in the restaurant industry and tenure with us allow for their invaluable contributions in setting our strategic direction, day-to-day operations, and recruiting and training key personnel. The loss of the services of such key employees could adversely affect our business until a suitable replacement of equal experience and capabilities could be identified. We believe that they could not quickly be replaced with executives of equal experience and capabilities and their successors may not be as effective. See “Executive Officers.”

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to the names and marks used by our restaurants, which could adversely affect the value of our concepts.

We have registered the names J. Alexander’s Restaurant, Redlands Grill, Stoney River Steakhouse and Grill and certain other names and logos used by our restaurants as trade names, trademarks or service marks with the PTO. The success of our business depends in part on our continued ability to utilize our existing trade names, trademarks and service marks as currently used in order to increase our restaurant concept awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our restaurant concepts and may cause a decline in our revenues and force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets. While we may take protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Any such unauthorized usage or imitation of our intellectual property, including the costs related to enforcing our rights, could adversely affect our business and results of operations.

Information technology system failures or breaches of our network security, including with respect to confidential information, could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants and integrated cost systems that are instrumental in our procurement processes and in managing our food costs. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could limit our ability to anticipate and react quickly to changing food costs and could subject us to litigation or actions by regulatory authorities. In addition, the majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen or compromised. If this or another type of breach occurs at one of our restaurants, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card information. Although we have made significant efforts to secure our computer network and to update and maintain our systems and procedures to meet the payment card industry data security standards, our computer network could nevertheless be compromised and confidential information, such as guest credit card information, could be misappropriated. Any such claim, proceeding or action by a regulatory authority, or any adverse publicity resulting from such breaches and disruptions, or allegations of such breaches and disruptions, could adversely affect our business and results of operations.

If we are unable to effectively grow revenue and profitability at certain of our locations, we may be required to record impairment charges to our restaurant assets, the carrying value of our goodwill or other intangible assets, which could adversely affect our financial condition and results of operations.

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. We regularly review and compare the carrying value of our assets and properties, including goodwill, to the fair value of our assets and properties. We cannot accurately predict the amount and timing of any recorded impairment to our assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and results of operations.

From time to time we may evaluate acquisitions, joint ventures or other initiatives that could distract management from our business or have an adverse effect on our financial performance.

We may be presented with opportunities to buy or acquire rights to other companies, businesses, restaurant concepts or assets that might be complementary or adjacent to our current strategic direction at the time and may provide growth opportunities. Any involvement in such an acquisition, merger, joint venture, alliance or divestiture may create inherent risks, including without limitation:

•	inaccurate assessment of value, growth potential, weaknesses, liabilities, contingent or otherwise, and expected profitability of potential acquisitions or joint ventures;

•	inability to achieve any anticipated operating synergies or economies of scale;

•	potential loss of key personnel of any acquired business;

•	challenges in successfully integrating, operating and managing acquired businesses and workforce and instilling our Company’s culture into new management and staff;

•	difficulties in aligning enterprise management systems and policies and procedures;

•	unforeseen changes in the market and economic conditions affecting the acquired business or joint venture;

•	possibility of impairment charges if an acquired business does not meet the performance expectations upon which the acquisition price was based; and

•	diversion of management’s attention and focus from existing operations to the integration of the acquired or merged business and its personnel.

Our business will suffer if we fail to successfully integrate acquired companies, businesses and restaurant concepts.

In the future, we may acquire companies, businesses, restaurant concepts and other assets. The successful integration of any companies, businesses, restaurant concepts and assets we acquire into our operations, on a cost-effective basis, can be critical to our future performance. The amount and timing of the expected benefits of any acquisition, including potential synergies, are subject to significant risks and uncertainties. The integration of acquisitions with our operations could be expensive, require significant attention from management, may impose substantial demands on our operations or other projects and may impose challenges on the combined business including, without limitation, consistencies in business standards, procedures, policies and business cultures.

We cannot guarantee that any acquired companies, businesses, restaurant concepts or assets will be successfully integrated with our operations in a timely or cost-effective manner, or at all. Failure to successfully integrate acquired businesses or to achieve anticipated operating synergies, revenue enhancements or cost savings could have an adverse effect on our business, financial condition and results of operations.

We depend upon frequent deliveries of food and other supplies, in most cases from a limited number of suppliers, which subjects us to the possible risks of shortages, interruptions and price fluctuations.

Our ability to maintain consistent quality throughout our restaurants depends in part upon our ability to acquire fresh products, including beef, seafood, produce and similar items from reliable sources in accordance with our specifications. In addition, we rely on one or a limited number of suppliers for certain ingredients. This dependence on one or a limited number of suppliers, as well as the limited number of alternative suppliers of beef and quality seafood, subjects us to the possible risks of shortages, interruptions and price fluctuations in beef and seafood. If any of our suppliers is unable to obtain financing necessary to operate its business or its business is otherwise adversely affected, does not perform adequately or otherwise fails to distribute products or supplies to our restaurants, or terminates or refuses to renew any contract with us, particularly with respect to one of the suppliers on which we rely heavily for specific ingredients, we may be unable to find an alternative supplier in a short period of time or if we can, it may not be on acceptable terms. While we do not rely on any single-source supplier that we believe could not be replaced with one or more alternative suppliers without undue disruption, any delay in our ability to replace a supplier in a short period of time on acceptable terms could increase our costs or cause shortages at our restaurants that may cause us to remove certain items from a menu or increase the price of certain offerings, which could adversely affect our business and results of operations.

Our business is subject to seasonal and other periodic fluctuations, and past results are not indicative of future results.

Our net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due in part to the redemption of gift cards sold during the holiday season. In addition, certain of our restaurants, particularly those located in south Florida, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year.

Our quarterly results have been and will continue to be affected by the timing of new restaurant openings and their associated pre-opening costs, as well as any restaurant closures and exit-related costs and any impairments of goodwill, intangible assets and property, fixtures and equipment. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

Hurricanes and other weather-related disturbances could negatively affect our net sales and results of operations.

Certain of our restaurants are located in regions of the country which are commonly affected by hurricanes and tropical storms. Restaurant closures resulting from evacuations, damage or power or water outages caused by hurricanes, tropical storms, other natural disasters and winter weather could adversely affect our net sales and profitability. To the extent we maintain insurance policies or programs to mitigate the impact of these risks, our cash flows may be adversely impacted by delay in the receipt of proceeds under those policies or the proceeds may not fully offset any such losses.

We are a holding company and our only material asset is our interest in J. Alexander’s Holdings, LLC and, accordingly, we are dependent upon distributions from J. Alexander’s Holdings, LLC to pay taxes and other expenses.

We are a holding company and have no material assets other than our ownership of Units of J. Alexander’s Holdings, LLC. We have no independent means of generating revenue. J. Alexander’s Holdings, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not itself subject to U.S. federal income tax. Instead, its net taxable income is generally allocated to its members, including us, according to the membership interests each member owns. Accordingly, we incur income taxes on our proportionate share of any net taxable income of J. Alexander’s Holdings, LLC and also incur expenses related to our operations. We cause J. Alexander’s Holdings, LLC to distribute cash to its members, including us, in an amount at least equal to the amount necessary to cover their respective tax liabilities, if any, with respect to their allocable share of the net income of J. Alexander’s Holdings, LLC and to cover dividends, if any, declared by us. To the extent that we need funds to pay our tax or other liabilities or to fund our operations, and J. Alexander’s Holdings, LLC is restricted from making distributions to us under applicable agreements, laws or regulations or does not have sufficient cash to make these distributions, we may have to borrow funds to meet these obligations and operate our business, and our liquidity and financial condition could be materially adversely affected.

We could have an indemnification obligation to FNF if the Spin-off were determined not to qualify for non-recognition tax treatment, which could materially adversely affect our financial condition.

If, due to a breach of any representations, covenants or undertakings made by us under the Tax Matters Agreement, it were determined that the Spin-off did not qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code (the “Code”), we could be required to indemnify FNF for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.

Section 355(e) of the Code generally creates a presumption that the Distribution would be taxable to FNF, but not to equity holders, if we or our equity holders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Spin-off, unless it were established that such transactions and the Spin-off were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Spin-off were taxable to FNF due to such a 50% or greater change in ownership of our stock, FNF would recognize gain in an amount up to the fair market value of our common stock held by it immediately before the Spin-off, increased by the amount of the special dividend that we paid FNF in connection with the Spin-Off, and we generally would be required to indemnify FNF for the tax on such gain and any related expenses. Any such indemnification obligation could materially adversely affect our financial condition.

We agreed to certain restrictions to preserve the treatment of the Spin-off as tax-free to FNF and holders of FNFV Group common stock, which will reduce our strategic and operating flexibility

To preserve the tax-free treatment to FNF of the Spin-off, under the Tax Matters Agreement that we entered into with FNF, we are generally prohibited, except in specified circumstances, for specified periods of up to 24 months following the Spin-off, from:

•	issuing, redeeming or being involved in other significant acquisitions of our equity securities;
•	voluntarily dissolving or liquidating;
•	transferring significant amounts of our assets;
•	amending our certificate of incorporation or by-laws;
•	failing to engage in the active conduct of a trade or business; or
•	engaging in certain other actions or transactions that could jeopardize the tax-free status of the Spin-off.

These covenants and restrictions may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our equity holders may consider favorable.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-off.

We believe that, as an independent publicly-traded company, we are able to, among other things, better focus our financial and operational resources on our specific business, implement and maintain a capital structure designed to meet our specific needs, design and implement corporate strategies and policies that are targeted to our business, more effectively respond to industry dynamics and create effective incentives for our management and employees that are more closely tied to our business performance. However, by separating from FNF, we may be more susceptible to market fluctuations and other adverse events. In addition, we may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be adversely affected.

In connection with the Spin-off, we and FNF undertook potentially significant indemnity obligations. If we are required to perform under these indemnities to FNF, we may need to divert cash to meet those obligations, which could have a material adverse effect on our business, results of operations and financial condition. In the case of FNF’s indemnity, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of any relevant liabilities or that FNF will be able to satisfy its indemnification obligations in the future.

Under the Tax Matters Agreement that we entered into with FNF, we generally agreed to indemnify FNF for taxes and related losses it suffers as a result of the Spin-off failing to qualify as a tax-free transaction, if the taxes and related losses are attributable to: direct or indirect acquisitions of our stock or assets (regardless of whether we consent to such acquisitions); negotiations, understandings, agreements or arrangements in respect of such acquisitions; or our failure to comply with certain representations and undertakings from us, including the restrictions described in the preceding risk factor.  Our indemnity obligations under the Tax Matters Agreement covers both corporate level taxes and related losses imposed on FNF in the event of a 50% or greater change in our stock ownership described in the preceding risk factor, as well as taxes and related losses imposed on FNF if, due to our representations or undertakings being incorrect or violated, the Spin-off is determined to be taxable for other reasons.

Under the Separation and Distribution Agreement we have agreed to indemnify FNF and its representatives against losses suffered as a result of, among other things: our failure to promptly pay or discharge any of our liabilities following the Spin-off; any breach by us of the Separation and Distribution Agreement; and any untrue statement or alleged untrue statement of a material fact or material omission or material alleged omission to state a material fact required to be stated in the registration statement filed in connection with the Spin-off.

Indemnities that we may be required to provide FNF may be significant and could have a material adverse effect on our business, results of operations and financial condition, particularly indemnities relating to certain actions that could impact the tax-free nature of the Spin-off. Despite the Tax Matters Agreement providing to the contrary, third-parties could also seek to hold us responsible for any of the liabilities that FNF has agreed to retain. Further, there can be no assurance that the indemnity from FNF will be sufficient to protect us against the full amount of such liabilities, or that FNF will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from FNF any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our business, results of operations and financial condition.

The continued ownership of FNF common stock and FNFV Group common stock by some of our directors may create, or may create the appearance of, conflicts of interest.

Because of their current or former positions with FNF, certain of our officers and non-employee directors own FNF common stock and FNFV Group common stock. These holdings in FNF common stock and FNFV Group common stock may be significant for some of these persons compared to that person’s total assets. Even though our Board includes directors who are independent from both FNF and our Company under the applicable rules of the SEC and New York Stock Exchange (“NYSE”), ownership of FNF common stock and FNFV Group common stock by our directors and officers after the separation may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for FNF than they do for us.

We could have potentially received better terms from unaffiliated third parties than the terms we received in our agreements with FNF and its affiliates.

The agreements we entered into with FNF or its affiliates in connection with the separation consist of the Separation and Distribution Agreement, the Tax Matters Agreement and the Management Consulting Agreement, each of which were negotiated in the context of the separation while we were still a majority-owned subsidiary of FNF. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or a management team independent of FNF. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third-parties. The terms of the agreements negotiated in the context of the separation relate to, among other things, the consideration to be paid to Black Knight Advisory Services, LLC for management services under the Management

Consulting Agreement. Arm’s-length negotiations between FNF and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to us.

Under our Management Consulting Agreement with Black Knight Advisory Services, LLC, we have agreed to pay cash compensation equal to 3% of our annual Adjusted EBITDA which could result in significant increases in management fees and our expenses.

Under our Management Consulting Agreement with Black Knight Advisory Services, LLC (“Black Knight” or  “Management Consultant”), we have agreed to pay 3% of our annual Adjusted EBITDA to the Management Consultant in consideration for management consulting services. As we continue to execute our business plan and grow our concepts, we expect to generate increased Adjusted EBITDA which would result in automatic increases in the amounts payable to the Management Consultant under the Management Consulting Agreement. We have also issued Class B Units to the Management Consultant reflecting profits interest in J. Alexander’s Holdings, LLC. Although these arrangements are designed to align the interests of the Management Consultant with our public shareholders, the compensation payable to the Management Consultant could be substantial as we generate increased levels of Adjusted EBITDA. In such circumstances, the amount of profits allocable to our shareholders and the amount of cash flow otherwise available to us for other corporate purposes, including dividends or other distributions to our shareholders, would be reduced.

The issuance of common stock upon exchange of Class B Units may dilute our shareholders’ ownership of common stock.

The Class B Units of J. Alexander’s Holdings, LLC held by members of our management are exchangeable for, at our option, either shares of our common stock or a cash payment from J. Alexander’s Holdings, LLC, and the Class B Units held by the Management Consultant are exchangeable only for shares of common stock, as described under Note 15 – Share-based Compensation and Note 19 – Related Party Transactions in the footnotes to our Consolidated Financial Statements found under Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. If we elect to issue common stock in respect of these exchanges, investor ownership of common stock will be diluted.

If we elect to have J. Alexander’s Holdings, LLC make cash payments for future exchanges of Class B Units in lieu of issuing shares of common stock, such payments may reduce the amount of overall cash flow that would otherwise be available to us.

If we elect to have J. Alexander’s Holdings, LLC make cash payments in lieu of issuing shares of common stock upon exchanges of Class B Units made by members of our management, such payments may require the payment of significant amounts of cash and may reduce the amount of overall cash flow that would otherwise be available for distribution to us from J. Alexander’s Holdings, LLC. In such event, our ability to successfully execute our growth strategy may be negatively affected.

The market price of our common stock may decline due to significant fluctuations in quarterly operating results.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price. Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of new restaurant openings and related expenses;

•	restaurant operating expenses for our newly-opened restaurants, which are often materially greater during the first several quarters of operation than thereafter;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	changes in interest rates;

•	increases and decreases in same store sales;

•	impairment of long-lived assets and any loss on restaurant closures;

•	macroeconomic conditions, both nationally and locally;

•	negative publicity relating to the consumption of beef, poultry, seafood or other products we serve;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets;

•	increases in infrastructure costs; and

•	fluctuations in commodity prices.

Our fiscal year ends on the Sunday closest to December 31 and generally contains 52 weeks. As a result of this format, we will periodically have a fiscal year which contains 53 weeks of operation, including a 14-week fourth quarter. Fiscal year 2015 represents such a year.

Seasonal factors and the timing of holidays also cause our revenue to fluctuate from quarter to quarter. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due in part to the redemption of gift cards sold during the holiday season. As a result of these factors, our quarterly and annual operating results and same store sales may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and same store sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

The market price of our common stock may be volatile, and stockholders may not be able to sell shares at an acceptable price.

The market price of our stock could fluctuate significantly, and stockholders may not be able to resell shares at an acceptable price. Those fluctuations could be based on various factors in addition to those otherwise described in this Annual Report on Form 10-K, including those described under Item 1A. Risk Factors and the following:

•	our operating performance and the performance of our competitors or restaurant companies in general and fluctuations in our operating results;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry;

•	global, national or local economic, legal and regulatory factors unrelated to our performance;

•	announcements by us or our competitors of new locations or menu items, capacity changes, strategic investments or acquisitions;

•	actual or anticipated variations in our or our competitors’ operating results, and our or our competitors’ growth rates;

•	failure by us or our competitors to meet analysts’ projections or guidance that we or our competitors may give the market;

•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the arrival or departure of key personnel;

•	the number of shares being publicly traded;

•	future sales or issuances of our common stock, including sales or issuances by us, our officers or directors and our significant shareholders; and

•	other developments affecting us, our industry or our competitors.

In addition, in recent years the stock market has experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. These broad market and restaurant industry fluctuations, as well as general economic, political and market conditions such as recessions or interest rate changes, may cause declines in the market price of our common stock.

As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

The market price of our common stock could decline due to the number of shares of common stock eligible for future sale upon the exchange of Class B Units.

The market price of our common stock could decline as a result of issuances of additional shares of our common stock eligible for future sale upon the exchange of Class B Units, or the perception that such issuances could occur. These issuances, or the possibility that these issuances may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. Approximately 13.5% of the ownership interests in J. Alexander’s Holdings, LLC are Class B Units held by certain members of our management and the Management Consultant. Based on the value of J. Alexander’s Holdings, LLC (determined primarily by reference to the trading price of our common stock) above a specified hurdle amount and time-based vesting provisions, vested Class B Units may be immediately exchanged for our common stock or, for those held by members of our management, for cash, at our option.  We will not know the exact number of shares of common stock issuable until an exchange right is exercised. The earliest date we expect an exchange right could be exercised would be in the second quarter of 2017.

Our charter and bylaws and provisions of Tennessee law may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our shareholders.

Provisions contained in our charter and bylaws and provisions of the Tennessee Business Corporation Act could delay or prevent a third party from entering into a strategic transaction with us, as applicable, even if such a transaction would benefit our shareholders. For example, our charter and bylaws:

•	divide our board of directors into three classes with staggered three-year terms, which may delay or prevent a change of our management or a change in control;

•

authorize the issuance of “blank check” preferred stock that could be issued by us upon approval of our board of directors to increase the number of outstanding shares of capital stock, making a takeover more difficult and expensive;

•	do not permit cumulative voting in the election of directors, which could otherwise make it easier for a smaller minority of shareholders to elect director candidates;

•	do not permit shareholders to take action upon less than unanimous written consent;

•	provide that special meetings of the shareholders may be called only by or at the direction of the board of directors, the chairman of our board of directors or the chief executive officer;

•	require advance notice to be given by shareholders for any shareholder proposals or director nominees;

•	require a super-majority vote of the shareholders to amend certain provisions of our charter; and

•

allow our board of directors to make, amend or repeal our bylaws but only allow shareholders to amend or repeal our bylaws upon the approval of 66 2/3 % or more of the voting power of all of the outstanding shares of our capital stock entitled to vote.

In addition, we are subject to certain provisions of Tennessee law that limit, in some cases, our ability to engage in certain business combinations with significant shareholders.

These restrictions and provisions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit shareholder value by impeding a sale of us or J. Alexander’s Holdings, LLC.

Under the Tax Matters Agreement that we entered into with FNF, we are generally prohibited, except in specified circumstances, for specified periods of up to 24 months following the Spin-off from consenting to certain acquisitions of significant amounts of our stock.

As discussed above, an acquisition or further issuance of our equity securities could trigger a tax to FNF, requiring us under the Tax Matters Agreement to indemnify FNF for such tax. This indemnity obligation might discourage, delay or prevent a change of control that might otherwise be considered favorable.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock is influenced in part on the research and reports that securities or industry analysts publish about us or our business. If too few securities or industry analysts cover our stock, the trading price for our common stock could be negatively impacted. If an analyst downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If an analyst ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock prices and trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our board of directors deems relevant. In addition, our current credit facility restricts our ability to pay dividends. Our ability to pay dividends may also be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. As a result, investors may not receive any return on an investment in our common stock unless investors sell our common stock for a price greater than that which the investor paid for it.

We will incur increased costs as a result of being a public company.

As a public, exchange listed company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, particularly after we are no longer an emerging growth company as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and the JOBS Act, have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations. The Sarbanes-Oxley Act and related rules of the SEC and the NYSE regulate corporate governance practices of public companies. We expect compliance with these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities. For example, we have adopted new internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. We currently estimate that the additional costs we will incur as a result of being a public company will be approximately $1,100,000 annually.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company as defined under the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of Sarbanes-Oxley, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We may take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), (2) the last day our first fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period and (4) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we are unable to implement and maintain the effectiveness of our internal control over financial reporting, our independent registered public accounting firm may not be able to provide an unqualified report on our internal controls, which could adversely affect our stock price.

Pursuant to Section 404 of Sarbanes-Oxley and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, starting with the second annual report that we file with the SEC, our management will be required to report on the effectiveness of our internal control over financial reporting. In addition, once we no longer qualify as an emerging growth company under the JOBS Act and lose the ability to rely on the exemptions related thereto discussed above, our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting under Section 404. We may encounter problems or delays in completing the implementation of any changes necessary to our internal control over financial reporting to conclude such controls are effective. If we conclude and, once we no longer qualify as an emerging growth company under the JOBS Act, our independent registered public accounting firm concludes, that our internal control over financial reporting is not effective, investor confidence and our stock price could decline.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NYSE rules, and result in a breach of the covenants under our financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our charter and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Tennessee law. In addition, we have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our board of directors. Under the terms of such indemnification agreements, we are required to indemnify each of our directors and officers, to the fullest extent permitted by the laws of the State of Tennessee, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director or officer of the Company or any of its subsidiaries or was serving at the Company’s request in an official capacity for another entity. We must indemnify our officers and directors against all reasonable fees, expenses, charges and other costs of any type or nature whatsoever, including any and all expenses and obligations paid or incurred in connection with investigating, defending, being a witness in, participating in (including on appeal), or preparing to defend, be a witness or participate in any completed, actual, pending or threatened action, suit, claim or proceeding, whether civil, criminal, administrative or investigative, or establishing or enforcing a right to indemnification under the indemnification agreement. The indemnification agreements also require us, if so requested, to advance within 30 days of such request all reasonable fees, expenses, charges and other costs that such director or officer incurred, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both, and may result in future limitations under the tax code that could reduce the rate at which we utilize any net operating loss carryforwards to reduce our taxable income. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control and may have the effect of reducing the market price of our common stock and diluting the ownership interest of existing stockholders in J. Alexander Holdings, Inc.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of January 3, 2016, we operated 19 J. Alexander’s restaurants, 12 Redlands Grill restaurants, and 10 Stoney River restaurants. The following table gives the locations of, and describes our interest in, the land and buildings used in connection with our restaurants:

	Site and Building			Site Leased and Building			Site and Building
	Owned by the Company			Owned by the Company			Leased to the Company			Total
Location	JAX	SR	RG	JAX	SR	RG	JAX	SR	RG
Alabama			1							1
Colorado			1							1
Florida	1		1	3		1				6
Georgia		1	1	1	1			1		5
Illinois	1	1	1							3
Kansas	1									1
Kentucky		1				1				2
Louisiana				1						1
Maryland								2		2
Missouri					1					1
Michigan	1			1			1			3
Ohio	1		2	2		1				6
Tennessee	2		1		1		1	1	1	7
Texas				1			1			2
Total	7	3	8	9	3	3	3	4	1	41

JAX = J. Alexander’s restaurants

SR = Stoney River restaurants

RG = Redlands Grill restaurants

Most of our lease agreements may be renewed at the end of the initial term (generally 15 to 20 years) for periods of five or more years. Certain of these leases provide for minimum rentals plus additional rent based on a percentage of the restaurant’s gross sales in excess of specified amounts. These leases usually require us to pay all real estate taxes, insurance premiums and maintenance expenses with respect to the leased premises.

Our corporate offices are located in leased office space in Nashville, Tennessee. In addition to the properties listed in the table above, we remain party to two additional leases for closed locations, one of which we have subleased to a third party through the term of the original lease. Additionally, as of March 30, 2016, we are party to one lease for the Stoney River restaurant that began operations in Germantown, Tennessee during January 2016 and two additional leases for J. Alexander’s locations to be opened in 2016.

Certain of our owned restaurants are mortgaged as security for our mortgage loan and secured line of credit. Refer to Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 11 – Debt in this Annual Report on Form 10-K for additional information.

Item 3. Legal Proceedings

The information required by this Item is incorporated by reference to Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 18(c) – Commitments and Contingencies – Litigation Contingencies in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of J. Alexander’s Holdings, Inc. began “regular-way” trading on the NYSE under the symbol “JAX” on September 29, 2015.  As the Company’s stock began publicly trading during the fourth quarter of 2015, the following table summarizes the price range of its common stock for the aforementioned quarter, as reported in price quotations from the NYSE:

2015:	Low	High
Fourth Quarter	$8.80	$12.10

The closing sale price of our common stock on March 29, 2016 was $10.24.

 Holders of Our Common Stock

The number of record holders of J. Alexander’s Holdings, Inc. common stock at March 29, 2016, was approximately 3,900. A substantially greater number of holders of our stock are held in “street name” and held of record by banks, brokers and other financial institutions.

Dividend Policy

The Company has not paid a dividend since listing its common stock on the NYSE during the fourth quarter of 2015. We currently intend to retain all available funds and any future earnings to fund the development, operations and growth of our business and to repay indebtedness, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on and repurchase shares of our common stock is limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of current agreements governing our indebtedness. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors deemed relevant by our board of directors.

In addition, since we are a holding company, substantially all of the assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. The ability of our subsidiaries to pay dividends is currently restricted by the terms of our credit facility and may be further restricted by any future indebtedness we or they incur.

Share Repurchase Program

On October 29, 2015, the J. Alexander’s Holdings, Inc. Board of Directors authorized a share repurchase program for up to 1,500,000 shares of our outstanding common stock over a period of three years. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of January 3, 2016, no shares had been repurchased; however, during the first quarter of fiscal year 2016, J. Alexander’s Holdings, Inc. began repurchasing shares.  As of March 29, 2016, approximately 26,000 shares of common stock had been repurchased.

Equity Compensation Plan Information

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 3, 2016.

Recent Sales of Unregistered Securities

In August 2014, in connection with our formation, we issued 1,000 shares of common stock to FNFV for an aggregate consideration of $1.00. These securities were issued in reliance on the exemption contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the sale.

In connection with the reorganization transaction, prior to the Spin-off, we issued to FNFV, Newport Global Opportunities Fund AIV-A LP (as of this filing operating under a new fund name entitled “Newport Global Opportunities Fund I-A LP” effective January 7, 2016) and each other person holding membership interests of J. Alexander’s Holdings, LLC, approximately 15 million shares of common stock in consideration of the delivery to us of all of the outstanding limited liability company membership interests of J. Alexander’s Holdings, LLC held by such persons. These shares of common stock were issued in reliance on the exemption contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Comparison of Cumulative Total Return

The following graph compares the cumulative stockholders return on our common stock from September 29, 2015 (the effective date on which we began trading under the symbol “JAX” on the NYSE) through January 3, 2016 to that of the total return index for the S&P 500, S&P Smallcap 600 and S&P Restaurants industry sector assuming an investment of $100 on September 29, 2015. In calculating total stockholder return for this period, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data

The following table summarizes consolidated financial information of J. Alexander’s Holdings, Inc. Our financial results for the years ended December 28, 2014 and December 29, 2013 as well as the period from October 1, 2012 through December 30, 2012 are the historical results of J. Alexander’s Holdings, LLC, including the earnings prior to and up to September 27, 2015.  For the period beginning January 2, 2012 through September 30, 2012, our historical results represent those of J. Alexander’s Corporation.  The selected historical financial data set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of Part II to this Annual Report on Form 10-K.

	Successor				Predecessor
(Dollars in thousands, except Per Share Data and Average Weekly Same Store Sales)	Year ended January 3, 2016 (1)	Year ended December 28, 2014 (1)	Year Ended December 29, 2013 (1)	October 1, 2012 to December 30, 2012 (1)	January 2, 2012 to September 30, 2012 (1)
Statement of Operations Data:
Net Sales	$217,914	$202,233	$188,223	$40,341	$116,555
Depreciation and amortization of restaurant property and equipment	8,222	7,652	7,228	1,425	4,117
Pre-opening expenses	275	681	-	-	-
Transaction and integration expenses	7,181	785	(217)	183	4,537
Asset impairment charges and restaurant closing costs	3	5	2,094	-	-
Income from continuing operations before income taxes	7,339	9,286	7,824	2,725	374
Loss from discontinued operations	(429)	(443)	(4,785)	(506)	(1,412)
Net income (loss)	5,355	8,515	2,901	2,218	(959)
Balance Sheet Data:
Cash and cash equivalents	13,424	13,301	18,069	11,127	6,853
Working capital (deficit) (2)	(3,574)	(4,102)	1,001	(640)	(1,416)
Total assets	156,193	150,908	151,101	132,749	83,872
Total debt	21,250	22,921	34,640	20,654	17,648
Total members' / stockholders' equity	98,803	96,889	88,455	91,394	42,508
Other Financial Data:
Net cash provided by operating activities	16,010	17,955	15,907	5,656	3,036
Net cash used in investing activities	(13,986)	(10,693)	(6,126)	(1,159)	(2,608)
Net cash used in financing activities	(1,901)	(12,030)	(2,839)	(223)	(7,941)
Capital expenditures	11,431	10,536	6,610	1,159	2,535
Restaurant operating profit (4)	31,950	28,011	21,515	5,399	14,355
Restaurant operating profit margin (5)	14.7%	13.9%	11.4%	13.4%	12.3%
Adjusted EBITDA (6)	26,125	22,358	17,739	4,662	11,184
Adjusted EBITDA margin (7)	12.0%	11.1%	9.4%	11.6%	9.6%
Operating Data:
J. Alexander's / Redlands Grill:
Restaurants (end of period)	31	31	30	33	33
Total same store restaurants (end of period) (3)	30	30	30	31	31
Average weekly same store sales (3)	$111,000	$107,000	$102,200	$99,700	$96,400
Change in average weekly same store sales	3.7%	4.7%	5.0%	2.0%	3.8%
Stoney River:
Restaurants (end of period)	10	10	10
Total same store restaurants (end of period) (3)	10	10	10
Average weekly same store sales (3)	$70,200	$66,200	$64,200
Change in average weekly same store sales	6.0%	3.1%

	Successor				Predecessor
	Year ended January 3, 2016 (1)	Year ended December 28, 2014 (1)	Year Ended December 29, 2013 (1)	October 1, 2012 to December 30, 2012 (1)	January 2, 2012 to September 30, 2012 (1)
Per Share Data:
Basic earnings per share:
Income from continuing operations, net of tax	$0.39	$0.60	$0.51	$0.18	$0.03
Loss from discontinued operations, net	(0.03)	(0.03)	(0.32)	(0.03)	(0.09)
Basic earnings (loss) per share	$0.36	$0.57	$0.19	$0.15	$(0.06)
Diluted earnings per share:
Income from continuing operations, net of tax	$0.38	$0.60	$0.51	$0.18	$0.03
Loss from discontinued operations, net	(0.03)	(0.03)	(0.32)	(0.03)	(0.09)
Diluted earnings (loss) per share	$0.36	$0.57	$0.19	$0.15	$(0.06)
(1)

We utilize a 52- or 53-week accounting period which ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. The period January 2, 2012 to September 30, 2012, included 39 weeks of operations, and the period October 1, 2012 to December 30, 2012, included 13 weeks of operations. Fiscal years 2014 and 2013 each included 52 weeks of operations.  Fiscal year 2015 included 53 weeks of operations, including 14 weeks in the fourth quarter.

(2)	Defined as total current assets minus total current liabilities.
(3)

We consider a restaurant to be comparable in the first full accounting period following the eighteenth month of operations. Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.

(4)

Restaurant Operating Profit is a metric used by management to measure operating performance at the restaurant level. Restaurant Operating Profit represents net income (loss) before losses from discontinued operations, income tax (expense) benefit, interest expense, gain on extinguishment of debt, share-based compensation expense, general and administrative expenses, asset impairment charges and restaurant closing costs, transaction and integration expenses, pre-opening expenses and other, net non-operating income or expense. Management believes this measure is useful to investors because it allows for an assessment of our operating performance without the effect of general and administrative expenses and other non-operating or unusual costs incurred at the corporate level. The following table presents a reconciliation of Restaurant Operating Profit to net income (loss) for all periods presented:

	Successor				Predecessor
(Dollars in thousands)	Year ended January 3, 2016 (1)	Year ended December 28, 2014 (1)	Year Ended December 29, 2013 (1)	October 1, 2012 to December 30, 2012 (1)	January 2, 2012 to September 30, 2012 (1)
Net income (loss)	$5,355	$8,515	$2,901	$2,218	$(959)
Loss from discontinued operations	429	443	4,785	506	1,412
Income tax (expense) benefit	(1,555)	(328)	(138)	(1)	79
Interest expense	1,158	2,908	2,888	187	1,174
Gain on debt extinguishment	-	-	(2,938)	-	-
Share-based compensation	1,256	-	-	-	229
Other, net	(97)	(104)	(117)	(26)	(68)
General and administrative expenses	14,835	14,450	11,981	2,330	8,109
Asset impairment charges and restaurant closing costs	3	5	2,094	-	-
Transaction and integration expenses	7,181	785	(217)	183	4,537
Pre-opening expenses	275	681	-	-	-
Restaurant Operating Profit	$31,950	$28,011	$21,515	$5,399	$14,355

(5)	“Restaurant Operating Profit Margin” is the ratio of Restaurant Operating Profit to net sales.
(6)

Adjusted EBITDA is a financial measure that management uses to evaluate operating performance and the effectiveness of its business strategies. Adjusted EBITDA is defined as net income (loss) before income tax (expense) benefit, interest expense,  depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration expenses, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening expenses and certain unusual items. Management believes Adjusted EBITDA is a useful metric for investors because it provides a comparative assessment of our operating performance relative to our performance based on our results under GAAP, while isolating the effects of some items that vary from period to period without any correlation to core operating performance. Specifically, Adjusted EBITDA allows for an assessment of our operating performance without the effect of non-cash depreciation and amortization expenses or our ability to service or incur indebtedness. The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for all periods presented:

	Successor				Predecessor
(Dollars in thousands)	Year ended January 3, 2016 (1)	Year ended December 28, 2014 (1)	Year Ended December 29, 2013 (1)	October 1, 2012 to December 30, 2012 (1)	January 2, 2012 to September 30, 2012 (1)
Net income (loss)	$5,355	$8,515	$2,901	$2,218	$(959)
Income tax (expense) benefit	(1,555)	(328)	(138)	(1)	79
Interest expense	1,158	2,908	2,888	187	1,174
Depreciation and amortization	8,584	7,992	7,483	1,470	4,164
EBITDA	16,652	19,743	13,410	3,876	4,300
Asset impairment charges and restaurant closing costs	3	5	2,094	-	-
Loss on disposal of fixed assets	256	179	406	62	218
Transaction and integration expenses	7,181	785	(217)	183	4,537
Non-cash compensation	1,329	522	199	35	717
Loss from discontinued operations, net	429	443	4,785	506	1,412
Gain on debt extinguishment	-	-	(2,938)	-	-
Pre-opening expenses	275	681	-	-	-
Adjusted EBITDA	$26,125	$22,358	$17,739	$4,662	$11,184

(7)	“Adjusted EBITDA Margin” is defined as the ratio of Adjusted EBITDA to net sales.

Adjusted EBITDA, Restaurant Operating Profit, Adjusted EBITDA Margin and Restaurant Operating Profit Margin are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. We caution investors that amounts presented above in accordance with the definitions of Adjusted EBITDA and Restaurant Operating Profit may not be comparable to similar measures disclosed by other companies, because not all companies calculate these non-GAAP financial measures in the same manner. Moreover, Adjusted EBITDA as presented throughout this annual report is not the same as similar terms in the applicable covenants of our credit facility or in the calculation of management incentive compensation.

Our management does not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with GAAP. Although Adjusted EBITDA may be used by securities analysts, lenders and others as tools for evaluating performance, the measure has limitations as an analytical tool. The principal limitation of Adjusted EBITDA is that it excludes significant expenses and income that are required by GAAP to be recorded in the financial statements. Some additional limitations are:

•	Adjusted EBITDA does not reflect discretionary cash available to us to invest in the growth of our business;
•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•

Adjusted EBITDA does not reflect depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect non-cash compensation expense, which is and will likely remain a key element of our overall long-term incentive compensation package; and
•	Adjusted EBITDA excludes tax payments that may represent a reduction in cash available to us.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

J. Alexander's Holdings, Inc., as the sole managing member of J. Alexander’s Holdings, LLC, owns and operates three complementary upscale dining restaurant concepts: J. Alexander’s, Redlands Grill and Stoney River Steakhouse and Grill.  For more than 20 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance.  In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price point.  Our newest concept, Redlands Grill, offers customers a different version of our contemporary American menu and a distinct architectural design and feel.

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

While each concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.”  As of January 3, 2016, we operated a total of 41 locations across 14 states.  During 2015, we began a plan of transitioning a total of between 14 and 16 of our J. Alexander’s restaurants to Redlands Grill restaurants. Other restaurant locations may be added or converted in the future as we determine how best to position our multiple concepts in a given geographic market.

We believe our concepts deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  As a result, we have delivered strong growth in same store sales, average weekly sales, net sales and Adjusted EBITDA.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 41 restaurants across 14 states as of January 3, 2016.  Our growth in same store sales since 2009 has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants, and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our concepts, grow our revenue and improve our profitability by:

•	pursuing new restaurant development;
•	expanding beyond our current three restaurant concepts;
•	increasing our same store sales through providing high quality food and service; and
•	improving our margins and leveraging infrastructure.

We believe there are opportunities to open four to five new restaurants annually starting in 2016.  We are actively pursuing development opportunities within all of our concepts and we are currently evaluating approximately 30 locations in approximately 20 separate markets in order to meet our stated growth objectives.  The most recent restaurant opening was a Stoney River restaurant in Germantown, Tennessee, which began operations during January 2016.

In addition, the Company has executed leases for development of new J. Alexander’s restaurants in Raleigh, North Carolina and Lexington, Kentucky, with anticipated opening dates during the fourth quarter of 2016. Further, we expect to open the twelfth Stoney River in the fourth quarter of 2016 at a site to be determined.

Recent Transactions and Basis of Presentation

The historical results of operations for periods prior to September 28, 2015 discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of J. Alexander’s Holdings, LLC and its consolidated subsidiaries. Through a series of reorganization transactions, on September 28, 2015, J. Alexander’s Holdings, Inc. became the sole managing member of J. Alexander’s Holdings, LLC, and now controls its business and affairs.  Therefore, J. Alexander’s Holdings, Inc. began consolidating the financial results of J. Alexander’s Holdings, LLC on September 28, 2015, which corresponds to the first day of the fourth quarter of fiscal year 2015.  It should also be noted that on September 28, 2015, J. Alexander’s Holdings, Inc.

became an independent, publicly-held company through a Spin-off distribution transaction whereby FNF distributed to holders of its FNFV Group common stock one hundred percent of its shares of J. Alexander’s Holdings, Inc. common stock.

The locations that began the transition from a J. Alexander’s restaurant to a Redlands Grill restaurant during 2015 have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures.

The following events had an impact on the presentation of our historical results of operations over the past three years:

•

In September 2012, FNF acquired JAC.  JAC was subsequently converted from a corporation to a limited liability company, J. Alexander’s, LLC, on October 30, 2012.  The acquisition was treated as an acquisition for accounting purposes with FNF as the acquirer and JAC as the acquiree.  In February 2013, the operations of Stoney River were contributed to J. Alexander’s by Fidelity Newport Holdings, LLC (“FNH”), a majority-owned subsidiary of FNF.  Additionally, in February 2013, J. Alexander’s Holdings, LLC assumed the $20,000,000 FNF Note, which was accounted for as a distribution of capital.  The note accrued interest at 12.5%, and the interest and principal were payable in full on January 31, 2016.  During fiscal years 2015, 2014 and 2013, $493,000, $2,479,000 and $2,139,000 of interest expense payable to FNF was recorded related to this note.  In May 2015, this note was repaid in full.

•	During 2013, we closed three underperforming J. Alexander’s restaurants:

o	Chicago, Illinois – closed February 2013;
o	Orlando, Florida – closed April 2013; and
o	Scottsdale, Arizona – closed April 2013.

For financial reporting purposes, the Orlando and Scottsdale locations were deemed to represent discontinued operations while results related to the Chicago location are reflected as a component of continuing operations.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales. We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations. Our same store restaurant base consisted of 40 restaurants at each of January 3, 2016 and December 28, 2014. Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

Measuring our same store restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact same store sales including:

•	consumer recognition of our concepts and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;

•	our ability to operate restaurants effectively and efficiently to meet guest expectations;

•	pricing;

•	guest traffic;

•	spending per guest and average check amounts;

•	local competition;

•	trade area dynamics; and

•	introduction of new menu items.

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

Key Financial Definitions

Net Sales. Net sales consist primarily of food and beverage sales at our restaurants, net of any discounts, such as management meals and employee meals, associated with each sale. Net sales are directly influenced by the number of operating weeks in the relevant period, the number of restaurants we operate and same store sales growth.

Cost of Sales. Cost of sales is comprised primarily of food and beverage expenses and is presented net of earned vendor rebates. Food and beverage expenses are generally influenced by the cost of food and beverage items, distribution costs and menu mix. The components of cost of sales are variable in nature, increase with revenues, are subject to increases or decreases based on fluctuations in commodity costs, including beef prices, and depend in part on the controls we have in place to manage cost of sales at our restaurants.

Restaurant Labor and Related Costs. Restaurant labor and related costs includes restaurant management salaries, hourly staff payroll and other payroll-related expenses, including management bonus expenses, vacation pay, payroll taxes, fringe benefits and health insurance expenses.

Depreciation and Amortization. Depreciation and amortization principally includes depreciation on restaurant fixed assets, including equipment and leasehold improvements, and amortization of certain intangible assets for restaurants. We depreciate capitalized leasehold improvements over the shorter of the total expected lease term or their estimated useful life. As we accelerate our restaurant openings, depreciation and amortization is expected to increase as a result of our increased capital expenditures.

Other Operating Expenses. Other operating expenses includes repairs and maintenance, credit card fees, rent, property taxes, insurance, utilities, operating supplies and other restaurant-level related operating expenses.

Pre-opening Expenses. Pre-opening expenses are costs incurred prior to opening a restaurant, and primarily consist of manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities, as well as lease costs incurred prior to opening. We currently target pre-opening costs per restaurant at approximately $625,000.

General and Administrative Expenses. General and administrative expenses are comprised of costs related to certain corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future company growth. These expenses reflect management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent, depreciation of corporate assets, professional and consulting fees, technology and market research. These expenses are expected to increase as a result of costs associated with being a public company as well as costs related to our anticipated growth. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of net sales over time.

Interest Expense. Interest expense consists primarily of interest on our outstanding indebtedness. Our debt issuance costs are recorded at cost and are amortized over the lives of the related debt under the effective interest method.

Income Tax (Expense) Benefit. This represents expense or benefit related to the taxable income at the federal, state and local level. As a partnership, J. Alexander’s Holdings, LLC generally pays no tax on its income, and each of its members is required to report such member’s allocable share of the partnership’s income on such member’s income tax returns.  As a result of the reorganization transactions effective September 28, 2015, J. Alexander’s Holdings, Inc. became the owner of all of the outstanding Class A Units of J. Alexander’s Holdings, LLC. Therefore, beginning after the date of the reorganization, J. Alexander’s Holdings, Inc. will pay federal, state and local tax on its allocable share of income of the partnership.

Discontinued Operations. On April 3, 2013 we closed our Orlando, Florida location and on April 15, 2013 we closed our Scottsdale, Arizona location. We determined that these closures met the criteria for classification as discontinued operations. Refer to Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 (c) Summary of Significant Accounting Policies—Discontinued Operations and Restaurant Closing Costs for more information.

Results of Operations

Year Ended January 3, 2016 (53 weeks) Compared to Year Ended December 28, 2014 (52 weeks)

The following tables set forth, for the periods indicated, (i) the items in the Company’s Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Year Ended
	January 3	December 28	Percent Change
(Dollars in thousands)	2016	2014	2015 vs. 2014
	(53 weeks)	(52 weeks)
Net sales	$217,914	$202,233	7.8%
Costs and Expenses:
Cost of sales	68,806	64,591	6.5
Restaurant labor and related costs	65,860	61,539	7.0
Depreciation and amortization of restaurant property and equipment	8,222	7,652	7.4
Other operating expenses	43,076	40,440	6.5
Total restaurant operating expenses	185,964	174,222	6.7
Transaction and integration expenses	7,181	785	NCM
General and administrative expenses	16,091	14,450	11.4
Asset impairment charges and restaurant closing costs	3	5	(40.0)
Pre-opening expenses	275	681	(59.6)
Total operating expenses	209,514	190,143	10.2
Operating income	8,400	12,090	(30.5)
Other income (expense):
Interest expense	(1,158)	(2,908)	(60.2)
Other, net	97	104	(6.7)
Total other expense	(1,061)	(2,804)	(62.2)
Income from continuing operations before income taxes	7,339	9,286	(21.0)
Income tax expense	(1,555)	(328)	374.1

	Year Ended
	January 3	December 28	Percent Change
(Dollars in thousands)	2016	2014	2015 vs. 2014
Loss from discontinued operations, net	(429)	(443)	(3.2)
Net income	$5,355	$8,515	-37.1%

Note: NCM means not considered meaningful.

	Year Ended
As a Percentage of Net Sales	January 3	December 28
	2016	2014
Costs and Expenses:	(53 weeks)	(52 weeks)
Cost of sales	31.6%	31.9%
Restaurant labor and related costs	30.2	30.4
Depreciation and amortization of restaurant property and equipment	3.8	3.8
Other operating expenses	19.8	20.0
Total restaurant operating expenses	85.3	86.1
Transaction and integration expenses	3.3	0.4
General and administrative expenses	7.4	7.1
Asset impairment charges and restaurant closing costs	0.0	0.0
Pre-opening expenses	0.1	0.3
Total operating expenses	96.1	94.0
Operating income	3.9	6.0
Other income (expense):
Interest expense	(0.5)	(1.4)
Other, net	0.0	0.1
Total other expense	(0.5)	(1.4)
Income from continuing operations before income taxes	3.4	4.6
Income tax expense	(0.7)	(0.2)
Loss from discontinued operations, net	(0.2)	(0.2)
Net income	2.5%	4.2%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Redlands Grill	31	31
Stoney River Steakhouse and Grill	10	10

Average weekly sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$110,400	$107,000
Percent increase	3.2%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$111,000	$107,000
Percent increase	3.7%
Stoney River Steakhouse and Grill (1)	$70,200	$66,200
Percent increase	6.0%

(1) The Company includes restaurants in the same store sales base after they have been in operation for more than 18 months. Because no new restaurants have been opened during the 18 months preceding the comparable periods, average weekly same store sales per restaurant are the same as average weekly sales per restaurant for the periods presented.

Net Sales

Net sales increased by $15,681,000, or 7.8%, in 2015 compared to 2014 due to an increase in same store sales at Stoney River of $2,317,000, an increase in same store sales at J. Alexander’s and Redlands Grill restaurants of $9,129,000 and the impact of a new J. Alexander’s restaurant which opened in Columbus, Ohio during November 2014 which contributed an increase of $4,235,000 in its first full year of operations.  The 53rd week included in fiscal year 2015 accounted for $5,030,000 in sales and also included the impact of the New Year’s holiday period. Furthermore, due to atypically severe winter weather conditions during the first quarter of both fiscal years, our concepts lost 32 days of revenue due to weather-related restaurant closures during the first quarter of 2015, compared to 36 revenue days during the first quarter of 2014. Additionally, one of the J. Alexander’s restaurants was closed for 35 days during the first quarter of 2015 while undergoing a major remodel.

We recognize revenue from reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed (based on historical redemption rates). These revenues are included in net sales in the amounts of $343,000 for 2015 and $772,000 for 2014. Based on our historical experience, we consider the probability of redemption of a J. Alexander’s gift card to be remote when it has been outstanding for 24 months. With respect to outstanding Stoney River gift cards, breakage was historically calculated as a percent of gift cards sold and we continued to apply this historical methodology to the Stoney River population of gift cards outstanding subsequent to the transfer by FNH of the Stoney River Assets to us through the period ended March 30, 2014. During the second quarter of 2014, we recorded a change in estimate related to the Stoney River gift card program which resulted in additional breakage of $373,000 being recognized. Breakage for Stoney River has been calculated consistent with the approach utilized for J. Alexander’s and Redlands Grill for all periods subsequent to the second quarter of 2014.

Average weekly same store sales at J. Alexander’s and Redlands Grill restaurants for 2015 increased by 3.7% to $111,000, compared to $107,000 in 2014.  Average weekly same store sales at Stoney River restaurants for 2015 increased by 6.0% to $70,200, compared to $66,200 in 2014.  Excluding the impact of the extra week in 2015, average weekly same store sales per restaurant totaled $110,600 for the J. Alexander’s / Redlands Grill restaurants, an increase of 3.4%, and $69,700 for the Stoney River Steakhouse and Grill restaurants, an increase of 5.3% compared to 2014.

At J. Alexander’s / Redlands Grill, the average check per guest, including alcoholic beverage sales, increased by 3.7% to $30.77 in 2015 from $29.68 in 2014.  Management estimates that the effect of menu price increases was approximately 2.9% in 2015 compared to 2014. These price increase estimates reflect nominal amounts of menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts actually paid by customers.  Management estimates that weekly average guest counts within the same store base of restaurants increased by 0.1% within the J. Alexander’s / Redlands Grill restaurants in 2015 compared to 2014.

At Stoney River, the average check per guest, including alcoholic beverage sales, increased by 1.5% to $45.99 in 2015 from $45.31 in 2014.  Management estimates that the effect of menu price increases was approximately 2.8% in 2015 compared to 2014.  Management estimates that weekly average guest counts increased by approximately 4.4% in 2015 compared to 2014.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 85.3% of net sales in 2015 from 86.1% in 2014. The decrease in 2015 was due primarily to the effect of higher sales in the same store base of restaurants combined with favorable trends in cost of sales and certain other operating expenses such as utilities and advertising associated with Stoney River.

Cost of sales, which includes the cost of food and beverages, decreased to 31.6% of net sales in 2015 from 31.9% of net sales in 2014. This decrease is due primarily to the effect of higher menu prices and decreases in costs for pork, poultry, seafood, produce and dairy which more than offset the increases in prices paid for beef.  Management estimates that inflation totaled 1.8% within the J. Alexander’s / Redlands Grill concepts and 4.0% at the Stoney River concept for 2015.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 32% of the food and beverage cost category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Redlands Grill restaurants were higher in 2015 than 2014 by approximately 6.8%, and at Stoney River, prices paid for beef were up 5.7% in 2015 compared to 2014. Our beef purchases currently remain subject to variable market conditions. We expect beef prices in 2016 will be similar to prices incurred in 2015, with the potential for certain decreases in pricing during the latter part of the year.  We continually monitor the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs totaled 30.2% and 30.4% of net sales in 2015 and 2014, respectively, with the reduction in 2015 due primarily to the effect of higher average weekly same store sales in each concept and a reduction in 2015 in workers’ compensation insurance rates paid for our Ohio restaurants.

Depreciation and amortization of restaurant property and equipment increased by $570,000 in 2015 compared to 2014 primarily due to additional depreciation expense related to capital expenditures within each concept, including an extensive remodel of one J. Alexander’s location in the first quarter of 2015, and the impact of the new J. Alexander’s restaurant opened in the fourth quarter of 2014.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 19.8% of net sales for 2015 from 20.0% in 2014 due to the favorable effect of higher average weekly same store sales and decreases in utilities and advertising expense associated with Stoney River.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $1,641,000, or 11.4%, in 2015 compared to 2014. The more significant components of the increase during 2015 includes non-cash share-based compensation expense associated with the management and Black Knight profits interest plan grants which were granted during the year totaling $523,000 and $661,000, respectively, as well as management fees earned by the Management Consultant totaling $262,000 during the fourth quarter of 2015.  Additional general and administrative expense increases were recorded in employee education and training costs, public relations expenses, salaries and wages, employee relocation costs, rent expense, franchise tax expense, directors’ fees, insurance costs and legal, accounting, auditing and other professional fees which more than offset the favorable impact of lower expense associated with the salary continuation agreements due to a favorable interest rate adjustment in the fourth quarter of 2015, lower incentive compensation, decreased travel costs and lower worker’s compensation insurance due to a refund received from the state of Ohio in the second quarter of 2015.  Additionally, fiscal year 2015 included 53-weeks of operations thereby resulting in an incremental increase in general and administrative expenses not incurred in 2014.

Transaction and Integration Expenses

We incurred non-recurring transaction and integration expenses totaling $7,181,000 and $785,000 during fiscal years 2015 and 2014, respectively.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. Integration costs consist primarily of consulting and legal costs. During fiscal year 2015, we incurred transaction costs related to the Spin-off totaling $5,888,000, which included the payment of an event bonus and related payroll taxes of $2,537,000, legal fees of approximately $986,000, and various other professional consulting, accounting and other miscellaneous costs. Further, due to the abandonment of the initial public offering (the “IPO”) in the second quarter of 2015, deferred offering costs totaling $1,293,000 previously capitalized as other current assets were expensed during the second quarter of 2015.

Pre-opening Expenses

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and includes manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.  For fiscal year 2014, the Company incurred $681,000 of pre-opening costs related to the opening of a new J. Alexander’s in Columbus, Ohio in November of 2014.  In 2015, pre-opening costs of $275,000 were recorded related to the new Stoney River restaurant which opened in January of 2016 in Germantown, Tennessee.

Other Income (Expense)

Interest expense decreased by $1,750,000 in 2015 compared to 2014, primarily as a result of our prepayment of $10,000,000 of the 12.5%, $20,000,000 FNF Note payable during December 2014, and the refinancing of the remaining $10,000,000 of the FNF Note on May 20, 2015 at a substantially lower interest rate.

Income Taxes

We reported income tax expense of $1,555,000 in 2015 compared to $328,000 in 2014.  The increase is due to the tax provision recorded in 2015 as a result of the new organizational structure effected by the reorganization transaction which occurred on September 28, 2015.  J. Alexander’s Holdings, Inc. will be liable for federal, state and local income taxes for its allocable share of income of J. Alexander’s Holdings, LLC.  In 2014, income tax expense was lower due to the partnership status of J. Alexander’s Holdings, LLC.  Income tax expense recorded in 2014 represents the partnership’s tax obligation for certain state and local jurisdictions only.

Discontinued Operations

During 2013, three underperforming J. Alexander’s restaurants were closed, and two of these locations were considered to be discontinued operations. Losses from discontinued operations totaling $429,000 and $443,000 for fiscal years 2015 and 2014, respectively, consist solely of exit and disposal costs which are primarily related to continuing obligations under leases.

Year Ended December 28, 2014 (52 weeks) Compared to Year Ended December 29, 2013 (52 weeks)

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Year Ended
	December 28	December 29	Percent Change
(Dollars in thousands)	2014	2013	2014 vs. 2013
	(52 weeks)	(52 weeks)
Net sales	$202,233	$188,223	7.4%
Costs and Expenses:
Cost of sales	64,591	61,432	5.1
Restaurant labor and related costs	61,539	59,032	4.2
Depreciation and amortization of restaurant property and equipment	7,652	7,228	5.9
Other operating expenses	40,440	39,016	3.6
Total restaurant operating expenses	174,222	166,708	4.5
Transaction and integration expenses	785	(217)	NCM
General and administrative expenses	14,450	11,981	20.6
Asset impairment charges and restaurant closing costs	5	2,094	(99.8)
Pre-opening expenses	681	-	NCM
Total operating expenses	190,143	180,566	5.3
Operating income	12,090	7,657	57.9
Other income (expense):
Interest expense	(2,908)	(2,888)	0.7
Gain on extinguishment of debt	-	2,938	NCM
Other, net	104	117	(11.1)
Total other (expense) income	(2,804)	167	NCM
Income from continuing operations before income taxes	9,286	7,824	18.7
Income tax expense	(328)	(138)	137.7
Loss from discontinued operations, net	(443)	(4,785)	(90.7)
Net income	$8,515	$2,901	193.5%

Note: NCM means not considered meaningful.

	Year Ended
As a Percentage of Net Sales	December 28	December 29
	2014	2013
Costs and Expenses:	(52 weeks)	(52 weeks)
Cost of sales	31.9%	32.6%
Restaurant labor and related costs	30.4	31.4
Depreciation and amortization of restaurant property and equipment	3.8	3.8
Other operating expenses	20.0	20.7
Total restaurant operating expenses	86.1	88.6
Transaction and integration expenses	0.4	(0.1)
General and administrative expenses	7.1	6.4
Asset impairment charges and restaurant closing costs	0.0	1.1
Pre-opening expenses	0.3	-
Total operating expenses	94.0	95.9
Operating income	6.0	4.1
Other income (expense):
Interest expense	(1.4)	(1.5)
Gain on extinguishment of debt	-	1.6
Other, net	0.1	0.1
Total other (expense) income	(1.4)	0.1
Income from continuing operations before income taxes	4.6	4.2
Income tax expense	(0.2)	(0.1)
Loss from discontinued operations, net	(0.2)	(2.5)
Net income	4.2%	1.5%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Redlands Grill	31	30
Stoney River Steakhouse and Grill	10	10

Average weekly sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$107,000	$102,000
Percent increase	4.9%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$107,000	$102,200
Percent increase	4.7%
Stoney River Steakhouse and Grill (1)	$66,200	$64,200
Percent increase	3.1%

(1) The Company includes restaurants in the same store sales base after they have been in operation for more than 18 months. Because no new restaurants have been opened during the 18 months preceding the comparable periods, average weekly same store sales per restaurant are the same as average weekly sales per restaurant for the periods presented.

Net Sales

Net sales totaled $202,233,000 in 2014 compared to $188,223,000 in 2013, an increase of $14,010,000, or 7.4%. This increase is attributed to $7,252,000 of additional revenue related to the 30 J. Alexander’s locations open during both 2014 and 2013, an increase of $6,563,000 related to Stoney River, and the impact of the new J. Alexander’s restaurant which opened in Columbus, Ohio during November 2014, which more than offset the $409,000 decrease in revenue associated with the closure of the J. Alexander’s in Chicago, Illinois during 2013. The increase at Stoney River was attributed partially to a full 52 weeks of operations during 2014 compared to 44 weeks of revenue during 2013.

Gift card revenues are included in net sales in the amounts of $772,000 for 2014 and $213,000 for 2013. As discussed above, during the second quarter of 2014, we recorded a change in estimate related to the Stoney River gift card program which resulted in additional breakage of $373,000 being recognized. No significant adjustments were recorded in 2013.

Average weekly same store sales per restaurant for J. Alexander’s totaled $107,000 during 2014 compared to $102,200 during 2013. For the Stoney River restaurants, average weekly same store sales totaled $66,200 during 2014 as compared to $64,200 for the 44 weeks subsequent to the transfer by FNH of the Stoney River Assets to us in 2013.

With respect to the J. Alexander’s operations, the average check per guest in 2014 was $29.68, up approximately 3.7% compared to $28.62 in 2013. Management estimates that average menu prices increased by approximately 3.1% in 2014 compared to 0.9% in 2013. Weekly average guest counts increased on a same store basis by approximately 1.0% during 2014.

For the Stoney River concept, the estimated average check per guest during 2014 was $45.31 up approximately 10.2% compared to $41.11 during the 44 weeks of operations included in 2013. Weekly average guest counts decreased on a same store basis by approximately 7.2% in 2014 compared to the 44 weeks of operations included in 2013. This decrease in guest counts is attributable primarily to the fact that since we began operating Stoney River we have reduced, and in some markets eliminated, the coupons and other discounts previously offered to Stoney River guests. Also contributing to this decline was our conversion in the third quarter of 2013 of one Stoney River location that had previously been open for lunch to a dinner-only restaurant.

Restaurant Costs and Expenses

Total restaurant operating expenses were 86.1% of net sales in 2014 compared to 88.6% of net sales in 2013. The decrease in 2014 was due to the combination of improved sales in the same store base of restaurants, favorable trends in cost of sales at each concept, and the favorable impact of closing the underperforming J. Alexander’s in Chicago, Illinois, which was partially offset by operating losses incurred relative to the new J. Alexander’s which opened in Columbus, Ohio during November 2014. Restaurant Operating Profit Margins were 13.9% in 2014 compared to 11.4% in 2013.

Cost of sales decreased to 31.9% of net sales in 2014 compared to 32.6% of net sales in 2013 primarily due to improvements realized within the Stoney River restaurants. Cost of sales at Stoney River decreased to 35.5% of net sales in 2014 compared to 40.0% of net sales for the 44 weeks of operations included in 2013 due to continued improvements in kitchen efficiencies, menu mix and sourcing. In addition, the effect of higher sales at J. Alexander’s restaurants more than offset estimated inflation of 4.8% within the J. Alexander’s concept, resulting in cost of sales totaling 31.2% in 2014 compared to 31.3% in 2013.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 30% of this expense category in 2014. We purchase beef weekly at market prices. Prices paid for beef within the J. Alexander’s restaurants were higher in 2014 than in 2013 by approximately 8.3%.

Restaurant labor and related costs decreased to 30.4% of net sales in 2014 compared to 31.4% of net sales in 2013 due primarily to the effect of higher average weekly same store sales in our concepts.

Depreciation and amortization of restaurant property and equipment totaled 3.8% of net sales for each of 2014 and 2013, as the favorable effects of higher average weekly same store sales was offset by additional depreciation expense related to capital expenditures within the Stoney River restaurants.

Other operating expenses decreased to 20.0% of net sales in 2014 compared to 20.7% of net sales in 2013 primarily due to the favorable effect of higher average weekly same store sales and decreases in both repair and maintenance expense as well as advertising expense associated with Stoney River.

General and Administrative Expenses

General and administrative expenses totaled $14,450,000 in 2014 compared to $11,981,000 in 2013, an increase of $2,469,000, or 20.6%. As a percentage of net sales, general and administrative expense totaled 7.1% of net sales in 2014 compared to 6.4% in 2013. The increase during 2014 is attributed primarily to increased incentive compensation accruals, additional staffing of selected new positions, additional management training costs, increased expense associated with accounting and auditing fees, and non-cash expense related to the accounting for certain executive salary continuation agreements which more than offset the favorable effect of higher average weekly same store sales per restaurant.

Transaction and Integration Expenses

During 2013, we incurred certain nonrecurring transaction and integration costs of $189,000 in connection with the acquisition of J. Alexander’s and the contribution of the Stoney River Assets to us. This amount was offset by receipt of $406,000 in insurance proceeds under our directors and officers liability policy for costs previously incurred in connection with certain shareholder litigation.

During 2014, we incurred transaction and integration costs of $785,000 as indirect costs related to the contemplated initial public offering of our common stock. Transaction costs consisted primarily of legal and consulting costs, accounting fees and to a lesser extent other professional fees and miscellaneous costs. Integration costs consisted primarily of consulting and legal costs. In addition, we capitalized deferred offering costs of $1,675,000 consisting primarily of direct, incremental legal and accounting fees relating to the pursuit of an initial public offering. Such deferred offering costs would be offset against proceeds upon the consummation of an offering. However, as a result of the abandonment of the IPO during the second quarter of 2015, deferred offering costs were expensed as transaction costs during the second quarter of 2015.

Asset Impairment Charges

During 2013, we closed the J. Alexander’s restaurant in Chicago. At the time the decision to close the restaurant was made, an analysis was performed for asset impairment, and this restaurant was determined to be an impaired location and the related long-lived assets with a carrying amount of $1,583,000 were written down to their fair value of zero, resulting in a non-cash impairment charge of $1,583,000.

In addition to asset impairment charges, we expensed $511,000 of restaurant closing costs in 2013 relative to the Chicago location, which is also presented in the “Asset impairment charges and restaurant closing costs” line item. Restaurant closing costs consisted largely of accruals of remaining rent payments, net of estimated sublease, as well as brokerage fees, lease break payments, moving costs and travel.

We did not incur any impairment charges in 2014.

Pre-Opening Expenses

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and includes manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities. Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant. In 2014, we incurred $681,000 of pre-opening expense related to the opening of a new J. Alexander’s in Columbus, Ohio in the fourth quarter of 2014.

Other Income (Expense)

Interest expense totaled $2,908,000 in 2014 compared to $2,888,000 in 2013. Interest expense of $2,479,000 and $2,139,000 in 2014 and 2013, respectively, was recorded relative to the FNF Note.

In 2013, we obtained a new credit facility and our previous mortgage loan was paid off. A gain on the debt extinguishment of $2,938,000 was recorded as the reacquisition price was less than the carrying amount of the debt, due to the fact that the carrying value included a fair-value adjustment made in connection with the purchase accounting for the JAC acquisition.

Income Taxes

We reported income tax expense of $328,000 in 2014 compared to $138,000 in 2013.

Discontinued Operations

During 2013, we closed the J. Alexander’s restaurants in Orlando and Scottsdale. The Orlando restaurant had been previously classified as an impaired asset, with substantially all of its assets written down to their fair value of zero. At the time the decision to close these restaurants was made, an analysis was performed for asset impairment, and both restaurants were determined to be impaired locations and the related long-lived assets with a carrying amount of $2,657,000 were written down to their fair value of zero, resulting in a non-cash impairment charge of $2,657,000.

In addition to asset impairment charges, we expensed $1,827,000 of restaurant closing costs in 2013 relative to these two locations, which is also presented in the “Loss from discontinued operations, net” line item. Restaurant closing costs consisted largely of accruals of remaining rent payments, net of estimated subleases as well as brokerage fees, lease break payments, moving costs and travel. We incurred operating losses of $301,000 relative to these locations during 2013.

During 2014, restaurant closing costs totaled $443,000 and were included in the “Loss from discontinued operations, net” line item and consisted solely of exit and disposal costs related to the Orlando and Scottsdale closings.

Liquidity and Capital Resources

Liquidity

J. Alexander’s Holdings, Inc. is a holding company and the sole managing member of J. Alexander’s Holdings, LLC. As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of January 3, 2016, cash and cash equivalents totaled $13,424,000. Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants and meeting debt service requirements and operating lease obligations. Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures, any stock repurchases and other operating activities for the next twelve months.

Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants. We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per customer due to changes in economic conditions, as described in detail in this Annual Report on Form 10-K, under the heading Item 1A. Risk Factors.

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended
	January 3	December 28	December 29
	2016	2014	2013
	(53 weeks)	(52 weeks)	(52 weeks)
Net cash provided by (used in):
Operating activities	$16,010,000	$17,955,000	$15,907,000
Investing activities	(13,986,000)	(10,693,000)	(6,126,000)
Financing activities	(1,901,000)	(12,030,000)	(2,839,000)
Net increase (decrease) in cash and cash equivalents	$123,000	$(4,768,000)	$6,942,000

Operating Activities. Net cash flows provided by operating activities decreased to $16,010,000 for 2015 from $17,955,000 for 2014, a decrease of $1,945,000.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period. Therefore, increases in restaurant operating profit generally increase our cash flows from operations.  While restaurant operating income did increase by $3,939,000 in 2015 compared to 2014, the payment of incentive compensation related to fiscal 2014 during the first quarter of 2015 was approximately $995,000 higher than corresponding payments during the first quarter of 2014.  Additionally, during 2015, we have made payments related to transaction costs totaling $7,140,000 as compared to payments of approximately $330,000 made related to such costs in 2014.  We have also paid $353,000 more in income taxes during 2015 as compared to 2014.  The aforementioned operating cash outflows were partially offset by a reduction of cash paid relative to interest expense of $3,901,000 as a substantial portion of interest outstanding on the FNF Note was paid during the fourth quarter of 2014 and a comparatively smaller portion of interest relative to such note paid in 2015 in conjunction with the refinancing of this debt with a new term loan at a substantially lower interest rate.

Net cash flows provided by operating activities totaled $17,955,000 in fiscal year 2014 compared to $15,907,000 in fiscal year 2013, an increase of $2,048,000. The increase is attributable partially to the increase in restaurant operating profit of $6,496,000 in 2014 as compared to fiscal 2013. Additionally, transaction and integration costs paid in 2014 totaled $330,000, down from approximately $625,000 in such net disbursements in fiscal 2013. Also in 2013, cash flows from operations decreased due to the payment of certain severance benefits of approximately $985,000. These increases in cash flows in 2014 compared to 2013 were partially offset by an increase in bonus payments funded in 2014 of $1,232,000, a reduction in tax refunds received in 2014 of $331,000, and the payment of certain pre-opening costs in the fourth quarter of 2014 totaling approximately $559,000. An additional use of cash in 2014 was the payment of interest accrued on the FNF Note that had accrued through December 14, 2014. As a result, cash interest payments in 2014 were $3,811,000 more than in 2013.

Investing Activities. Net cash used in investing activities for 2015 totaled $13,986,000 compared to $10,693,000 in 2014, with the increase in 2015 being attributed primarily to capital expenditures related to the completion of the J. Alexander’s restaurant which opened in Columbus, Ohio during November 2014, a major remodel of a J. Alexander’s restaurant which took place during the first quarter of 2015 and  the commencement of construction of the Stoney River restaurant which opened in Germantown, Tennessee in January 2016.  The remaining portion of the increase related to the funding of a Rabbi trust during the fourth quarter of 2015.

Net cash used in investing activities for the fiscal year ended December 28, 2014 totaled $10,693,000 and was related primarily to the construction of a new J. Alexander’s restaurant in Columbus, Ohio, remodeling projects at five restaurants and capital expenditures for routine replacement of equipment and image maintenance.

Net cash used in investing activities for the fiscal year ended December 29, 2013 totaled $6,126,000 and was related primarily to capital expenditures for remodeling projects at five restaurants totaling $1,639,000 as well as capital expenditures for routine replacement of equipment and image maintenance totaling $4,487,000.

Financing Activities. Net cash used in financing activities for 2015 totaled $1,901,000 compared to $12,030,000 in 2014. The amounts for both periods primarily relate to servicing of the outstanding debt.  The Company prepaid $10,000,000 of the FNF Note during December 2014 and the remaining $10,000,000 was refinanced by a new term loan by our lender on May 20, 2015. Additionally, in 2015, we paid debt issuance costs associated with our refinancing on May 20, 2015 of $161,000.

Net cash used in financing activities for the fiscal year ended December 28, 2014 totaled $12,030,000 and consisted primarily of $11,719,000 in payments on outstanding debt, with $10,000,000 of this amount representing a prepayment of obligations due under the $20,000,000 note payable to FNF.

Net cash used in financing activities for the fiscal year ended December 29, 2013 totaled $2,839,000 and consisted of payments related to servicing mortgage debt totaling $17,716,000, proceeds from refinancing the mortgage debt in the amount of $15,000,000, and payment of debt issuance costs associated with the refinancing of the mortgage totaling $123,000.

Capital Resources

Long-term Capital Requirements

Our capital requirements are primarily dependent upon the pace of our growth plan and resulting new restaurants.  Our growth plan is dependent on many factors, including economic conditions, real estate markets, restaurant locations and the nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance in our existing restaurants as well as information technology and other general corporate capital expenditures.

The capital resources required for a new restaurant depend on the concept, the size of the building and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $4,500,000 to $5,500,000 for a new J. Alexander’s or Redlands Grill, and $3,500,000 to $4,500,000 for a new Stoney River.  In addition, we expect to spend approximately $625,000 per restaurant for pre-opening expenses and pre-opening rent expense and expect that such expenses will approximate $2,300,000 in fiscal year 2016.

In addition to new store development, we plan to complete remodels at three of our J. Alexander’s restaurants and one of our Stoney River restaurants during 2016.  During 2015, we remodeled two J. Alexander’s restaurants, one Redlands Grill restaurant and two Stoney River restaurants.  One of the two J. Alexander’s remodels and the Redlands Grill remodel were somewhat routine in nature and resulted in an average cost of $442,000.  The second J. Alexander’s remodel was extensive resulting in capital expenditures of approximately $1,903,000. The two major remodels at Stoney River restaurants were the first such remodels to occur at these particular locations since the Stoney River Assets were contributed to us in 2013 resulting in a higher than typical average cost of $578,000.  We expect to complete four to six J. Alexander’s or Redlands Grill remodels each year at an average cost of $250,000 to $350,000 per location.

For 2016, we currently estimate capital expenditure outlays will range between $20,000,000 and $21,500,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the completion of the new Stoney River in Germantown, Tennessee in January 2016, the commencement of construction of one new Stoney River restaurant at a site to be determined opening in the fourth quarter of 2016, and two new J. Alexander’s restaurants in Raleigh, North Carolina and Lexington, Kentucky opening in the fourth quarter of 2016 as well as capital expenditures to improve our existing restaurants and for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

An additional long-term capital requirement relates to the funding of the Amended and Restated Salary Continuation Agreements (the “Agreements”) in place with certain current and former officers of the Company.  Due to the Spin-off, FNF no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the Spin-off triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, to establish and fund a “rabbi trust” (the “Trust”) under the Agreements.  On October 19, 2015, the Trust was established and funded with a total of $4,304,000, which was comprised of $2,415,000 in cash and $1,889,000 in aggregate cash surrender value of whole life insurance policies.  These assets are classified as noncurrent within the Company’s financial statements.  The Company may be required in the future to make additional contributions to the Trust in order to maintain the required level of funding called for by the Agreements.

Additionally, on September 28, 2015, immediately prior to the Spin-off, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight will provide corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  The principal member of Black Knight is William P. Foley, II, Senior Managing Director of FNFV and Chairman of the Board of FNF. The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of FNFV and FNF.

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued Black Knight non-voting Class B Units, and is required to pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC will also reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the Management Consulting Agreement, “Adjusted EBITDA” means J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening expenses and certain unusual items.  Future cash outlays associated with the Management Consulting Agreement could be significant.  In fiscal year 2016, we anticipate the cash fee will be approximately $800,000.

We estimate the additional cost of becoming a publicly held company to be approximately $1,100,000 in fiscal year 2016 due primarily to director fees, NYSE fees, increased directors and officers liability insurance costs, other compliance related fees and additional professional services costs.  Furthermore, we anticipate an effective tax rate of approximately 30% relative to federal, state and local income taxes in fiscal year 2016.

On October 29, 2015, the J. Alexander’s Holdings, Inc. Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over a three year period. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock and, as of March 29, 2016, approximately 26,000 shares have been repurchased under this program

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. We had a working capital deficit of $3,574,000 at January 3, 2016 compared to a deficit of $4,102,000 at December 28, 2014.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

Credit Facility

On September 3, 2013, we obtained a $16,000,000 credit facility with our lender that provided for two loans. The borrower under this credit facility was J. Alexander’s, LLC, and the credit facility was guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The credit facility consisted of a three-year $1,000,000 revolving line of credit which may be used for general corporate purposes, and a seven-year $15,000,000 mortgage loan (the “Mortgage Loan”). On December 9, 2014, we executed an Amended and Restated Loan Agreement which encompasses the two existing loans discussed above dated September 3, 2013 and also included a five-year, $15,000,000 development line of credit. On May 20, 2015, we executed a Second Amended and Restated Loan Agreement (the “Loan Agreement”), which increased the development line of credit to $20,000,000 over a five-year term and also included a five-year, $10,000,000 term loan (the “Term Loan”), the proceeds of which were used to repay in full the FNF Note which was scheduled to mature January 31, 2016. The indebtedness outstanding under these facilities is secured by liens on certain personal property of J. Alexander’s Holdings, LLC and its subsidiaries, subsidiary guaranties, and a mortgage lien on certain real property.

The 2013 refinancing was accounted for as a debt extinguishment, as an alternative lender was selected with respect to the new Mortgage Loan. A $2,938,000 gain relative to the transaction was recorded, as the reacquisition price was less than the carrying amount of the debt as of the date of refinancing, which was due to the fact that the carrying amount of the debt included an adjustment made in purchase accounting to record the mortgage debt at fair value. In connection with the 2013 credit facility and the 2014 and 2015 refinancing transactions, lender and legal fees in the amount of $123,000, $175,000 and $161,000, respectively were incurred, which were capitalized as deferred loan costs and are being amortized over the respective lives of the loans under the credit facility.

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated, and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of January 3, 2016 and all reporting periods under each covenant prior to that date in fiscal year 2015.

No amounts were outstanding under the revolving line of credit or the development line of credit as of January 3, 2016 and all amounts were available to us for borrowing under each line of credit. At January 3, 2016, $11,250,000 was outstanding under the Mortgage Loan and an additional $10,000,000 was outstanding under the Term Loan. The Second Amended and Restated Loan

Agreement in place at January 3, 2016 is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $33,705,000 at January 3, 2016.

As of January 3, 2016, the aggregate principal amounts of long term debt maturing for the five fiscal years succeeding January 3, 2016 are as follows:

•	2016—$1,667,000;

•	2017—$3,889,000;

•	2018—$5,000,000;

•	2019—$5,000,000;

•	2020—$5,694,000; and

•	$0 thereafter.

Contractual Obligations

The following table summarizes our contractual obligations as of January 3, 2016:

	Total	Less than 1 year	1-3 years (2)	3-5 years (2)	More than 5 years
Long-term debt	$21,250,000	$1,667,000	$8,889,000	$10,694,000	$-
Interest payments on long-term debt (1)	1,846,000	579,000	890,000	377,000	-
Operating leases	34,716,000	6,815,000	11,481,000	7,829,000	8,591,000
Total	$57,812,000	$9,061,000	$21,260,000	$18,900,000	$8,591,000

(1) Interest payments on the Mortgage and Term Loan are estimated at 3.25% and 2.38%, respectively, through the maturity date of each respective loan.

(2) Includes the commencement of principal payments relative to the Term Loan obtained in May 2015 which are scheduled to begin on the second anniversary of the loan and continuing for three years until full payment is made in May 2020.

Off Balance Sheet Arrangements

As of January 3, 2016, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contingent Obligations

From 1975 through 1996, JAC operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, J. Alexander’s Holdings, Inc. through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of January 3, 2016, is as follows:

Wendy's restaurants (ten leases)	$1,760,000
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	200,000
Total contingent liability related to assigned leases	$1,960,000

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements, which have been prepared in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for gift card revenue, property and equipment, leases, impairment of long-lived and indefinite-lived assets, income taxes, share-based compensation, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Management believes the following critical accounting policies are those which involve the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition for Gift Cards

We record a liability for gift cards at the time they are sold to a guest by our gift card subsidiaries. Upon redemption of gift cards, net sales are recorded and the liability is reduced by the amount of card values redeemed. Reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed (based on historical redemption rates) and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (“breakage”), have been recorded as revenue and are included in net sales in our Consolidated Statements of Income and Comprehensive Income.

Based on our historical experience, we consider the probability of redemption of a J. Alexander’s or Redlands Grill gift card to be remote when it has been outstanding for 24 months. With respect to outstanding Stoney River gift cards, breakage has historically been calculated as a percent of gift cards sold and we continued to apply this historical methodology to the Stoney River population of gift cards outstanding subsequent to FNH’s transfer of the Stoney River Assets through the period ended March 30, 2014. During the second quarter of 2014, we recorded a change in estimate related to the Stoney River gift card program which resulted in additional breakage of $373,000 being recognized. Since such change in estimate, we have calculated breakage for Stoney River consistent with the approach utilized for J. Alexander’s and Redlands Grill.

Goodwill and Other Intangible Assets

We account for our goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other. In accordance with ASC Topic 350, goodwill and intangible assets, primarily trade names, which have indefinite useful lives, are not being amortized. However, both goodwill and trade names are subject to annual impairment testing in accordance with ASC Topic 350.

The impairment evaluation for goodwill is conducted annually as of the fiscal year-end date, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. We first perform a qualitative assessment of impairment for these assets, which includes an analysis of macroeconomic factors, industry and market conditions, internal cost factors, overall financial performance and entity-specific events. If the qualitative analysis results in a determination that further testing must be done, a quantitative impairment test is then performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows of the restaurant concepts. We make assumptions regarding future profits and cash flows, expected growth rates, terminal value, and other factors which could significantly impact the fair value calculations. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the asset’s estimated useful life or the expected lease term which generally includes renewal options. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Because significant judgments are required in estimating useful lives, which are not ultimately known until the passage of time and may be dependent on proper asset maintenance, and in the determination of what constitutes a capitalized cost versus a repair or maintenance expense, changes in circumstances or use of different assumptions could result in materially different results from those determined based on our estimates.

Lease Accounting

We are obligated under various lease agreements for certain restaurant facilities. At inception each lease is evaluated to determine whether it is an operating or capital lease. For operating leases, we recognize rent expense on a straight-line basis over the expected lease term. Capital leases are recorded as an asset and an obligation at an amount equal to the lesser of the present value of the minimum lease payments during the lease term or the fair market value of the leased asset.

Certain of our leases include rent holidays and/or escalations in payments over the base lease term, as well as the renewal periods. The effects of the rent holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which begins when we take possession of or are given control of the leased property and includes cancelable option periods when it is deemed to be reasonably assured that we will exercise our options for such periods because we would incur an economic penalty for not doing so. Rent expense incurred during the construction period for a leased restaurant is included in pre-opening expense.

Leasehold improvements and, when applicable, property held under capital lease for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes. Percentage rent expense is based upon sales levels and is typically accrued when it is deemed probable that it will be payable. Allowances for tenant improvements received from lessors are recorded as deferred rent obligations and credited to rent expense over the term of the lease on a straight-line basis.

Judgments made by management about the probable term for each restaurant facility lease affect the payments that are taken into consideration when calculating straight-line rent expense and the term over which leasehold improvements and assets under capital lease are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes generally include, but are not necessarily limited to, a current period operating loss or cash flow deficit. Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The impairment assessment process requires the use of estimates and assumptions regarding future cash flows, operating incomes, and other factors, which are subject to a significant degree of judgment. These include, among other factors, assumptions made regarding a restaurant’s future period of operation, sales and operating costs and local market expectations. These estimates can be significantly impacted by changes in the economic environment and overall operating performance. Additional impairment charges could be triggered in the future if expected restaurant performance does not support the carrying amounts of the underlying long-lived restaurant assets or if management decides to close a restaurant location.

Share-based Compensation

We follow the provisions of ASC Topic 718, Compensation-Stock Compensation, which requires that we measure and recognize compensation expense for all stock-based payment awards made to employees and directors based on their estimated fair values.

With respect to the management profits interest awards grant on January 1, 2015 and the stock option awards grant on October 23, 2015, the grant date fair value was determined using the Black-Scholes-Merton pricing model, and the calculated compensation expense is being recognized on a straight-line basis over the requisite service period under each grant due to their graded vesting schedule.  The Black Knight profits interest awards granted on October 6, 2015 are considered non-employee awards as they were granted to the Management Consultant.  Therefore, we remeasure the fair value of these awards at each reporting date using the Black-Scholes-Merton pricing model, and the portion of services rendered to each reporting date is applied to the current measure of fair value to determine the expense for the relevant reporting period.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes, which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company recognizes deferred tax assets and liabilities for the future consequences of events that have been recognized in its Consolidated Financial Statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of the Company’s ability to realize the future benefits of such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Management assesses the likelihood of realization of our net deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. Such evidence includes future projected taxable income, the expiration dates of tax credit carryforwards and any pre-tax losses. Management concluded that no such allowance was necessary for fiscal year 2015.

In addition, certain other components of the Company’s provision for income taxes must be estimated. These include, but are not limited to, effective state tax rates, and estimates related to depreciation expense allowable for tax purposes. These estimates are made based on the best available information at the time the tax provision is prepared. Income tax returns are generally not filed, however, until several months after year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.

The above listing is not intended to be a comprehensive listing of all of the Company’s accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. For further information, refer to the Consolidated Financial Statements and notes thereto included elsewhere in this filing which contain accounting policies and other disclosures required by GAAP.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. Additionally, the amendments in this ASU require expanded disclosures for discontinued operations. The amendments in this ASU also require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The ASU is effective for annual financial statements with years that begin on or after December 15, 2014. We adopted this guidance in fiscal year 2015, and it did not have a significant impact on our Consolidated Financial Statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The effective dates for ASU No. 2014-09 have been updated by ASU No. 2015-14, Deferral of the Effective Date.  The requirements are effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  Earlier application is permitted for annual and interim reporting periods in fiscal years beginning after December 15, 2016.  The ASU permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method or determined the effect, if any, that this ASU will have on our Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No. 2015-03 is effective for reporting periods beginning after December 15, 2015.  We will adopt this guidance in fiscal year 2016, and we do not expect it to have a significant impact on our Consolidated Financial Statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  ASU No. 2015-11 states that entities should measure inventory that is not measured using last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU No. 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. We will adopt this guidance in fiscal year 2017, and we do not expect it to have a significant impact on our Consolidated Financial Statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted for interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted, and the Company elected to early adopt this guidance as of January 3, 2016 and to apply the guidance prospectively.  Accordingly, prior periods were not retrospectively adjusted.  Because the application of this guidance affects classification only, such reclassifications did not have a material effect on our Consolidated Financial Statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning January 1, 2018. The expected adoption method of ASU No. 2016-01 is being evaluated, and its adoption is not expected to have a significant impact on our Consolidated Financial Statements and related disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our Consolidated Financial Statements and related disclosures.

Impact of Inflation and Other Factors

Over the past five years, inflation has not significantly impacted our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly impact our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable (with the exception of beef discussed in greater detail below)  due to our continued focus on procurement efficiencies and menu price adjustments, although no assurance can be made that we can continue to improve our procurement or that we will be able to raise menu prices in the future. By owning a number of our properties, we avoid certain increases in occupancy costs. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe our current strategy, which seeks to maintain operating margins through a combination of menu price increases, strategic lunch and dinner features, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices has been an effective tool for dealing with inflation. There can be no assurances that future inflation or other cost pressures will be offset by this strategy. With respect to beef, prices have fluctuated over the past year.  Our beef purchases currently remain subject to variable market conditions. We expect beef prices in 2016 will be similar to prices incurred in 2015, with the potential for certain decreases in pricing during the latter part of the year. We continually monitor the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Seasonality and Quarterly Results

Our business operations are subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday traffic and the first quarter of the fiscal year due in part to the redemption of gift cards sold during the holiday season. In addition, certain of our restaurants, particularly those located in south Florida, typically experience an increase in customer traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Certain of our restaurants are located in areas subject to hurricanes and tropical storms, which typically occur during our third and fourth quarters, and which can negatively affect our net sales and operating results. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. A summary of our quarterly results for 2015 and 2014 appears in Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 21 – Quarterly Results of Operations (Unaudited).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, which represents all borrowings outstanding or available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of the date of this Annual Report on Form 10-K, we had no outstanding borrowings on our revolving line of credit or our development line of credit. Both the Mortgage Loan and revolving line of credit bear interest at an annual rate of 30 day LIBOR plus a margin of 2.5%, with a minimum of 3.25% per annum, whereas the Term Loan and the development line of credit bear interest at a rate of 30 day LIBOR plus a margin of 2.2%. Assuming a full drawdown on the $1,000,000 revolving line of credit and the $20,000,000 development line of credit, and assuming that the variable rate debt was at the minimum rate of 3.25% per annum, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $425,000 over the course of 12 months.

Commodity Price Risk

We are exposed to market price fluctuations in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and have entered into agreements with suppliers for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, our menu prices cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our guests through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

J. Alexander’s Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of J. Alexander’s Holdings, Inc. and subsidiaries as of January 3, 2016 and December 28, 2014, and the related consolidated statements of income and comprehensive income, members’ / stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 3, 2016. These consolidated financial statements are the responsibility of J. Alexander’s Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Alexander’s Holdings, Inc. and subsidiaries as of January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 3, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Nashville, Tennessee
March 30, 2016

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

January 3, 2016 and December 28, 2014

(In thousands)

	January 3	December 28
	2016	2014
Assets
Current assets:
Cash and cash equivalents	$13,424	$13,301
Accounts and notes receivable	406	250
Accounts receivable from related party	12	-
Inventories	2,198	2,306
Prepaid expenses and other current assets	2,939	3,003
Total current assets	18,979	18,860
Other assets	6,388	4,405
Property and equipment, at cost, less accumulated depreciation and amortization of $25,686 and $17,662 as of January 3, 2016 and December 28, 2014, respectively	89,313	86,263
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,155	25,155
Deferred charges, less accumulated amortization of $240 and $104 as of January 3, 2016 and December 28, 2014, respectively	621	488
Total assets	$156,193	$150,908

Liabilities and Members' / Stockholders' Equity
Current liabilities:
Accounts payable	$6,347	$5,719
Accrued expenses and other current liabilities	11,325	12,014
Accrued expenses due to related party	-	92
Unearned revenue	3,214	3,466
Current portion of long-term debt and obligations under capital leases	1,667	1,671
Total current liabilities	22,553	22,962
Long-term debt and obligations under capital leases, net of portion classified as current	19,583	11,250
Long-term debt due to related party	-	10,000
Deferred compensation obligations	5,715	5,555
Deferred Income Taxes	5,002	-
Other long-term liabilities	4,537	4,252
Total liabilities	57,390	54,019
Commitments and contingencies	-	-
Members' / Stockholders' Equity:
Members' equity	-	96,889
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding of 15,000,235 and no shares as of January 3, 2016 and December 28, 2014, respectively	15	-
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of January 3, 2016 or December 28, 2014	-	-
Additional paid-in-capital	95,283	-
Retained earnings	2,321	-
Total members' / stockholders' equity attributable to J. Alexander's Holdings, Inc.	97,619	96,889
Non-controlling interests	1,184	-
Total members' / stockholders' equity	98,803	96,889
Total liabilities and members' / stockholders' equity	$156,193	$150,908

See accompanying notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

Years ended January 3, 2016, December 28, 2014 and December 29, 2013

(In thousands, except per share amounts)

	Year Ended
	January 3	December 28	December 29
	2016	2014	2013
Net sales	$217,914	$202,233	$188,223
Costs and expenses:
Cost of sales	68,806	64,591	61,432
Restaurant labor and related costs	65,860	61,539	59,032
Depreciation and amortization of restaurant property and equipment	8,222	7,652	7,228
Other operating expenses	43,076	40,440	39,016
Total restaurant operating expenses	185,964	174,222	166,708
Transaction and integration expenses	7,181	785	(217)
General and administrative expenses	16,091	14,450	11,981
Asset impairment charges and restaurant closing costs	3	5	2,094
Pre-opening expenses	275	681	-
Total operating expenses	209,514	190,143	180,566
Operating income	8,400	12,090	7,657
Other income (expense):
Interest expense	(1,158)	(2,908)	(2,888)
Gain on extinguishment of debt	-	-	2,938
Other, net	97	104	117
Total other income (expense)	(1,061)	(2,804)	167
Income from continuing operations before income taxes	7,339	9,286	7,824
Income tax expense	(1,555)	(328)	(138)
Loss from discontinued operations, net	(429)	(443)	(4,785)
Net income	$5,355	$8,515	$2,901

Basic earnings per share:
Income from continuing operations, net of tax	$0.39	$0.60	$0.51
Loss from discontinued operations, net	(0.03)	(0.03)	(0.32)
Basic earnings per share	$0.36	$0.57	$0.19

Diluted earnings per share:
Income from continuing operations, net of tax	$0.38	$0.60	$0.51
Loss from discontinued operations, net	(0.03)	(0.03)	(0.32)
Diluted earnings per share	$0.36	$0.57	$0.19

Weighted-average common shares outstanding:
Basic	15,000	15,000	15,000
Diluted	15,037	15,000	15,000

Comprehensive income	$5,355	$8,515	$2,901

See accompanying notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Members’ / Stockholders’ Equity

Years Ended January 3, 2016, December 28, 2014 and December 29, 2013

(In thousands, except share data)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Members' equity	Non-controlling Interests	Total
Balances at December 30, 2012	-	$-	$-	$-	$91,394	$-	$91,394
Stoney River Contribution	-	-	-	-	14,160	-	14,160
Distribution through note payable	-	-	-	-	(20,000)	-	(20,000)
Net income	-	-	-	-	2,901	-	2,901
Balances at December 29, 2013	-	-	-	-	88,455	-	88,455
Tax distributions	-	-	-	-	(81)	-	(81)
Net income	-	-	-	-	8,515	-	8,515
Balances at December 28, 2014	-	-	-	-	96,889	-	96,889
Tax distributions	-	-	-	-	(68)	-	(68)
Share-based compensation	-	-	-	-	388	-	388
Net income	-	-	-	-	3,034	-	3,034
Balances at September 27, 2015	-	-	-	-	100,243	-	100,243
Effect of reorganizational and distribution transactions	15,000,235	15	99,840	-	(100,243)	388	-
Tax effect of reorganizational and distribution transactions	-	-	(4,629)	-	-	-	(4,629)
Share-based compensation	-	-	72	-	-	796	868
Net income	-	-	-	2,321	-	-	2,321
Balances at January 3, 2016	15,000,235	$15	$95,283	$2,321	$-	$1,184	$98,803

See accompanying notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended January 3, 2016, December 28, 2014 and December 29, 2013

(In thousands)

	Year Ended
	January 3	December 28	December 29
	2016	2014	2013
Cash flows from operating activities:
Net income	$5,355	$8,515	$2,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,523	7,946	7,530
Amortization of lease assets and liabilities, deferred charges,
and fair value of debt	339	348	(226)
Asset impairment charges	-	-	4,240
Gain on debt extinguishment	-	-	(2,938)
Equity-based compensation expense	1,256	-	-
Deferred income taxes	334	(277)	-
Other, net	256	172	405
Changes in assets and liabilities:
Accounts and notes receivable	(169)	102	722
Inventories	108	(194)	132
Prepaid expenses and other current assets	64	155	(82)
Accounts payable	227	516	377
Accrued expenses and other current liabilities	(781)	(212)	913
Unearned revenue	(253)	(565)	407
Deferred compensation obligations	161	600	263
Other assets and liabilities, net	590	849	1,263
Net cash provided by operating activities	16,010	17,955	15,907

Cash flows from investing activities:
Purchase of property and equipment	(11,431)	(10,536)	(6,610)
Rabbi trust contribution	(2,415)	-	-
Other investing activities	(140)	(157)	484
Net cash used in investing activities	(13,986)	(10,693)	(6,126)

Cash flows from financing activities:
Proceeds from borrowing under long-term debt agreement	10,000	-	15,000
Payments on long-term debt and obligations under capital leases	(11,671)	(11,719)	(17,716)
Other financing activities	(230)	(311)	(123)
Net cash used in financing activities	(1,901)	(12,030)	(2,839)
Increase (decrease) in cash and cash equivalents	123	(4,768)	6,942
Cash and cash equivalents at beginning of period	13,301	18,069	11,127
Cash and cash equivalents at end of period	$13,424	$13,301	$18,069

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$1,444	$808	$489
Property and equipment obligations accrued at end of period	1,845	1,444	808
Cash paid for interest	1,109	5,010	1,199
Cash paid for income taxes	445	92	45
Noncash related-party note accounted for as a distribution of capital	-	-	20,000
Noncash deferred offering costs accrued at end of period	-	1,520	-

See accompanying notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 3, 2016, December 28, 2014 and December 29, 2013

(Dollars in thousands)

Note 1 – Organization and Business

Acquisition and Ownership by FNF

On September 26, 2012 (the “J. Alexander’s Acquisition Date”), Fidelity National Financial, Inc. (“FNF”) acquired substantially all of the outstanding common stock of J. Alexander’s Corporation, a publicly traded company, in a tender offer, followed by a merger (the “J. Alexander’s Acquisition”), after which FNF owned all of the outstanding common stock of J. Alexander’s Corporation. The outstanding shares of common stock were delisted and deregistered from the NASDAQ Global Select Market, and J. Alexander’s Corporation was subsequently converted from a corporation to a limited liability company, J. Alexander’s, LLC (the “Operating Company”), on October 30, 2012. The J. Alexander’s Acquisition was treated as an acquisition for accounting purposes with FNF as the acquirer and J. Alexander’s Corporation as the acquiree, and resulted in FNF owning a 100% interest in the Operating Company. Purchase accounting was applied as of October 1, 2012, as the four days between the purchase transaction and the beginning of the fourth quarter were not considered significant. FNF thereafter contributed the ownership of the Operating Company to Fidelity National Special Opportunities, Inc. (“FNSO”), a wholly owned subsidiary of FNF, subsequent to the J. Alexander’s Acquisition. FNSO was subsequently converted to Fidelity National Financial Ventures, LLC (“FNFV”). For purposes of these Consolidated Financial Statements, FNSO, FNFV and FNF are collectively referred to as “FNF”.

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

On January 1, 2015, J. Alexander’s Holdings, LLC adopted an Amended and Restated LLC Agreement (the “LLC Agreement”) and established a profits interest management incentive plan. The LLC Agreement established two classes of membership units, Class A Units and Class B Units. The existing membership interests held by FNFV, Newport, and other minority investors were converted to Class A Units on a pro rata basis on the effective date of the LLC Agreement, resulting in FNFV holding 13,929,987 Class A Units, Newport holding 1,728,899 Class A Units, and the remaining minority investors holding a total of 271,114 Class A Units. The total Class A Units outstanding was 15,930,000 prior to the separation discussed below.

Additionally, profits interest grant awards were issued to certain members of management pursuant to the incentive plan in the form of Class B Units on the effective date of the LLC Agreement. A total of 1,770,000 Class B Units were authorized under the profits interest plan and, prior to the separation discussed below, a total of 885,000 Class B Units were issued and outstanding.

Separation from FNF

On August 15, 2014, J. Alexander’s Holdings, Inc., an affiliate of J. Alexander’s Holdings, LLC, was incorporated in the state of Tennessee. On October 28, 2014, J. Alexander’s Holdings, Inc. filed a registration statement on Form S-1 with the United States Securities and Exchange Commission relating to a proposed initial public offering of its common stock and a restructuring pursuant to which J. Alexander’s Holdings, Inc. would become the managing member of J. Alexander’s Holdings, LLC. On February 18, 2015, FNF announced its intentions to pursue a Spin-off (the “Spin-off”) of J. Alexander’s Holdings, LLC to shareholders of FNFV. On

June 24, 2015, J. Alexander’s Holdings, Inc. filed a request for the withdrawal of the registration statement on Form S-1 and subsequently filed a registration statement on Form 10 on the same date in connection with the aforementioned Spin-off.

On September 16, 2015, J. Alexander’s Holdings, Inc. entered into a separation and distribution agreement with FNF, pursuant to which FNF agreed to distribute one hundred percent of its shares of J. Alexander’s Holdings, Inc. common stock, par value $0.001, on a pro rata basis, to the holders of FNFV Group common stock, FNF’s tracking stock traded on The New York Stock Exchange (“The NYSE”). Holders of FNFV Group common stock received, as a distribution from FNF, approximately 0.17271 shares of J. Alexander’s Holdings, Inc. common stock for every one share of FNFV Group common stock held at the close of business on September 22, 2015, the record date for the distribution (the “Distribution”).  Concurrent with the Distribution, certain reorganization changes were made resulting in J. Alexander’s Holdings, Inc. owning all of the outstanding Class A Units and becoming the sole managing member of J. Alexander’s Holdings, LLC. The Distribution was completed on September 28, 2015. Further, as evidenced in the executed Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC entered into in connection with the reorganization transactions, the members’ equity of J. Alexander’s Holdings, LLC was recapitalized such that the total outstanding Class A Units decreased on September 28, 2015 from 15,930,000 to 15,000,235, in order to mirror the number of outstanding shares of common stock of J. Alexander’s Holdings, Inc.  Additionally, the total Class B Units granted to certain members of management as discussed above was reduced from 885,000 to 833,346.

On September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into the Management Consulting Agreement with Black Knight Advisory Services, LLC (“Black Knight”), pursuant to which Black Knight will provide corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  In accordance with the Management Consulting Agreement, J. Alexander’s Holdings, LLC granted 1,500,024 Class B Units to Black Knight as a profits interest grant on October 6, 2015.

As a result of the Distribution, J. Alexander’s Holdings, Inc. is an independent public company and its common stock is listed under the symbol “JAX” on The NYSE, effective September 29, 2015.  As of January 3, 2016, a total of 15,000,235 shares of J. Alexander’s Holdings, Inc. common stock, par value $0.001, are outstanding.

On October 29, 2015, the J. Alexander’s Holdings, Inc. Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the next three years. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and sizes of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock and, as of January 3, 2016, no repurchases have been made.

Business of J. Alexander’s

From its inception, J. Alexander’s has gone to great lengths to avoid operating as, or being perceived as, a chain concept. The objective from the beginning has been to operate as a collection of restaurants dedicated to providing guests with the highest quality of food, levels of professional service and ambiance in each of the markets being served. In an effort to further this vision, and also to allow selected locations to expand feature menu offerings available to guests on a seasonal or rotational basis, a number of locations previously operated as J. Alexander’s restaurants are being converted to restaurants operating under the name Redlands Grill. During 2015, 12 locations formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations. Management anticipates that use of the Redlands Grill name will also allow for expansion into certain markets which may currently have a J. Alexander’s and/or Stoney River Steakhouse and Grill restaurant that might not otherwise have been considered viable for expansion opportunities. Assuming the initial transitions are successfully completed, management anticipates a total of 14 to 16 Redlands Grill locations will be operational by the end of fiscal 2016.

J. Alexander’s Holdings, Inc., through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants under the J. Alexander’s, Redlands Grill and Stoney River Steakhouse and Grill concepts. At January 3, 2016 and December 28, 2014, restaurants operating within the J. Alexander’s concept consisted of 19 and 31 restaurants, in nine and 12 states, respectively, and restaurants operating within the Stoney River Steakhouse and Grill concept consisted of 10 locations within six states. As noted above, during fiscal year 2015, 12 locations within eight states formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations. Each concept’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States. J. Alexander’s Holdings, Inc. does not have any restaurants operating under franchise agreements.

Note 2 – Summary of Significant Accounting Policies

a)	Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of J. Alexander’s Holdings, Inc. as well as the accounts of its majority-

owned subsidiaries. All intercompany profits, transactions, and balances between J. Alexander’s Holdings, Inc. and its subsidiaries have been eliminated.  Certain amounts from the prior years have been reclassified to conform with the fiscal year 2015 presentation.

As discussed in Note 1, as a result of the Distribution, certain reorganization changes were made resulting in J. Alexander’s Holdings, Inc. owning all of the outstanding Class A Units and becoming the sole managing member of J. Alexander’s Holdings, LLC.  The reorganization transactions were accounted for as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) 805-50 Transactions between Entities under Common Control, and as such, recognized the assets and liabilities transferred at their carrying amounts on the date of transfer.  J. Alexander’s Holdings, Inc. is a holding company with no direct operations that holds as its sole asset an equity interest in J. Alexander’s Holdings, LLC, and relies on J. Alexander’s Holdings, LLC to provide it with funds necessary to meet any financial obligations.  The Consolidated Financial Statements for periods prior to the Distribution date of September 28, 2015 represents the historical operating results and financial position of J. Alexander’s Holdings, LLC.

b)	Fiscal Year

J. Alexander’s Holdings, Inc. utilizes a 52- or 53-week accounting period which ends on the Sunday closest to December 31 and each quarter typically consists of 13 weeks. Fiscal year 2015 included 53 weeks of operations, including a 14-week fourth quarter, and fiscal years 2014 and 2013 included 52 weeks of operations.

c)	Discontinued Operations and Restaurant Closing Costs

During the year ended December 29, 2013, three underperforming J. Alexander’s restaurants were closed. The decision to close these restaurants was the result of an extensive review of the J. Alexander’s restaurant portfolio that examined each restaurant’s recent and historical financial and operating performance, its position in the marketplace, and other operating considerations. Two of these restaurants were considered to be discontinued operations. For fiscal 2013, net sales from the closed restaurants included in discontinued operations were $1,941 and the loss was $4,785. The loss consists of $2,657 in asset impairment charges, $1,827 of exit and disposal costs, and a loss from operations of $301. There were no related assets reclassified as held for sale related to these closures, as there were no significant remaining assets related to these locations subsequent to the asset impairment charges being recorded.

Restaurant closing costs of $2,338 were incurred in fiscal 2013, $1,827 of which related to the two locations determined to be discontinued operations as discussed above. The remaining $511 associated with the third location is presented in the “Asset impairment charges and restaurant closing costs” line item. Restaurant closing costs in 2013 consisted largely of accruals of remaining rent payments, net of estimated or actual subleases, and the liabilities for the remaining payments are reflected within the “Other long‑term liabilities” line item. Additionally, brokerage fees, lease break payments, and moving and travel costs are included in restaurant closing costs. During fiscal years 2015 and 2014, restaurant closing costs totaled $432 and $448, respectively, $429 and $443, respectively, of which related to locations included in discontinued operations and consisted of ongoing rental payments, utilities, insurance and other costs to maintain the closed locations.

d)	Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash also consists of payments due from third‑party credit card issuers for purchases made by guests using the issuers’ credit cards. The issuers typically remit payment within three to four days of a credit card transaction.

e)	Accounts and Notes Receivable

Accounts receivable are primarily related to income taxes due from governmental agencies and vendor rebates, which have been earned but not yet received. Related‑party accounts receivable pertain to payments made on behalf of certain employees of the company which are reimbursable by the employees.

f)	Inventory

Inventories are stated at the lower of cost or market, with cost being determined on a first‑in, first‑out basis.

g)	Property and Equipment, Net

J. Alexander’s Holdings, Inc. states property and equipment at cost less accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight‑line method. The useful lives of assets are typically 30–40 years for buildings and land improvements and two–10 years for furniture, fixtures, and equipment. Leasehold improvements are amortized over the lesser of the useful life or the remaining lease term, generally inclusive of renewal periods. Equipment under capital leases is amortized to its expected residual value at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred. J. Alexander’s Holdings, Inc. capitalizes all direct external costs associated with obtaining the land, building, and equipment for each new restaurant, as well as construction period interest. All direct external costs associated with obtaining the dining room and kitchen equipment, signage, and other assets and equipment are also capitalized.

Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with capital improvement projects at existing restaurants and acquiring and developing new restaurant sites. Such costs are amortized over the life of the related assets.

h)	Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of net assets acquired in the J. Alexander’s Acquisition. Intangible assets include trade names, deferred loan costs, and liquor licenses at certain restaurants. Goodwill, trade names, and liquor licenses are not subject to amortization, but are tested for impairment annually as of the fiscal year‑end date, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the goodwill or indefinite‑lived intangible asset exceeds its fair value.

J. Alexander’s Holdings, Inc. performed the fiscal year 2015 annual review of goodwill in accordance with Accounting Standards Update (“ASU”) No. 2011‑08, Testing Goodwill for Impairment, which allows for the performance of a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two‑step goodwill impairment test. The qualitative assessment includes an analysis of macroeconomic factors, industry and market conditions, internal cost factors, overall financial performance and entity‑specific events. ASU No. 2012‑02, Testing Indefinite‑lived Intangible Assets for Impairment, also provides an entity the option to perform a qualitative assessment with regard to the testing of its indefinite‑lived intangible assets. J. Alexander’s Holdings, Inc. performed the fiscal year 2015 annual review of impairment for its indefinite‑lived intangibles in accordance with this guidance. It was determined that no impairment of goodwill or indefinite‑lived intangible assets existed as of January 3, 2016, December 28, 2014 or December 29, 2013 and, accordingly, no impairment losses were recorded.

Deferred loan costs are subject to amortization and are classified in the “Deferred Charges” line item on the Consolidated Balance Sheets. Deferred loan costs are amortized principally by the interest method over the life of the related debt. For the next five fiscal years, scheduled amortization of deferred loan costs is as follows: 2016 – $85; 2017 – $84; 2018 – $84; 2019 – $81; 2020 and thereafter – $23.

i)	Impairment of Long‑Lived Assets

Long‑lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge may be recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group based upon the future highest and best use of the impaired asset or asset group. Fair value is determined by projected future discounted cash flows for each location or the estimated market value of the assets. The asset impairment charges are generally recorded in the Consolidated Statements of Income and Comprehensive Income in the financial statement line item “Asset impairment charges and restaurant closing costs,” but are also recorded in the line item “Loss from discontinued operations, net” when applicable. Assets to be disposed of are separately presented in the Consolidated Balance Sheets and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated.

In accordance with ASC Topic 360, Property, Plant, and Equipment, and in connection with the preparation of the J. Alexander’s Holdings, LLC financial statements for fiscal year 2013, long‑lived assets held and used associated with three underperforming J. Alexander’s restaurants with a carrying amount of $4,240 were determined to be impaired locations and, thus, were written down to their fair value of $0 resulting in an impairment charge of $4,240 being included in net income for the year ended December 29, 2013. Approximately $2,657 of the total impairment charge was related to the two locations that were determined to be discontinued operations, and the remaining $1,583 associated with the third location is presented in the “Asset impairment charges and restaurant closing costs” line item. Each restaurant was closed during fiscal 2013 and long‑lived assets were either impaired and disposed of as of the date on which the restaurant ceased operations or transferred to other locations.

No impairment charges were recorded for the years ended January 3, 2016 or December 28, 2014.

j)	Operating Leases

J. Alexander’s Holdings, Inc. through its subsidiaries has land only, building only, and land and building leases that are recorded as operating leases. Most of the leases have rent escalation clauses and some have rent holiday and contingent rent provisions. The rent expense under these leases is recognized on the straight‑line basis over an expected lease term, including cancelable option periods when it is reasonably assured that such option periods will be exercised because failure to do so would result in a significant economic penalty. J. Alexander’s Holdings, Inc. begins recognizing rent expense on the date that it or its subsidiaries become legally obligated under the lease and takes possession of or is given control of the leased property. Rent expense incurred during the construction period for a leased restaurant location is included in pre‑opening expense. Contingent rent expense is based upon sales levels and is typically accrued when it is deemed probable that it will be payable. Tenant improvement allowances received from landlords under operating leases are recorded as deferred rent obligations.

The same lease life that is used for the straight‑line rent calculation is also used for assessing leases for capital or operating lease accounting.

k)	Revenue Recognition

Restaurant revenues are recognized when food and service are provided. Unearned revenue represents the liability for gift cards, which have been sold but not redeemed. Upon redemption, net sales are recorded and the liability is reduced by the amount of card values redeemed. Reductions in liabilities for gift cards that, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (breakage), have been recorded as revenue and are included in net sales in the Consolidated Statements of Income and Comprehensive Income. Based on historical experience, management considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.

J. Alexander’s Holdings, Inc. records breakage related to sold gift cards when the likelihood of redemption becomes remote. During the second quarter of 2014, sufficient information was obtained to reliably estimate breakage associated with Stoney River gift cards under this policy. Breakage of $343, $772 and $213 related to gift cards was recorded in fiscal years 2015, 2014 and 2013, respectively.

l)	Vendor Rebates

Vendor rebates are received from various nonalcoholic beverage suppliers, and to a lesser extent, suppliers of food products and supplies. Rebates are recognized as a reduction to cost of sales in the period in which they are earned.

m)	Advertising Costs

Costs of advertising are charged to expense at the time the costs are incurred. Advertising expense totaled $76, $203 and $510, during fiscal years 2015, 2014 and 2013, respectively.

n)	Transaction and Integration Costs

J. Alexander’s Holdings, Inc. and its subsidiaries have historically grown through improving operations, food quality and the guest experience. However, during the periods presented as discussed above in Note 1, various transactions occurred, resulting in certain nonrecurring transaction and integration costs being incurred. In fiscal year 2013, J. Alexander’s Holdings, LLC received $406 in insurance proceeds from its insurance carrier under its directors and officers liability policy for costs previously incurred relating to certain shareholder litigation, which is netted against the $189 of transaction costs incurred, resulting in income of $217 being presented for the 2013 period.

During fiscal year 2014, transaction and integration costs of approximately $785 were incurred related to the offering transaction discussed in Note 1 above as indirect costs.  Additionally, transaction costs associated with the Distribution were incurred during 2015 in the amount of $7,181, a portion of which included the write-off of deferred offering costs previously capitalized in 2014. Transaction costs typically consist primarily of legal and consulting costs, accounting fees, accelerated expense associated with repurchased stock options, and to a lesser extent other professional fees and miscellaneous costs. Integration costs typically consist primarily of consulting and legal costs.

o)	Deferred Offering Costs

Deferred offering costs, which primarily consisted of direct, incremental legal and accounting fees relating to the pursuit of an initial public offering, were capitalized within other current assets in fiscal year 2014 in the amount of $1,675 on the basis that such costs would be offset against proceeds upon the consummation of an initial public offering. However, as discussed in Note 1 above, the offering was abandoned during the second quarter of 2015.  As noted in Note 2 (n) above, these deferred offering costs were expensed as transaction costs in the second quarter of fiscal year 2015.

p)	Income Taxes

Income taxes are accounted for using the assets and liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

The benefits of uncertain tax positions are recognized in the financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, these probabilities are reassessed and any appropriate changes are recorded in the financial statements. Uncertain tax positions are accounted for by determining the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. This determination requires the use of judgment in assessing the timing and amounts of deductible and taxable items. Tax positions that meet the more likely than not recognition threshold are recognized and measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties accrued related to unrecognized tax benefits or income tax settlements are recognized as components of income tax expense.

q)	Concentration of Credit Risk

Financial instruments that are potentially exposed to a concentration of credit risk are cash and cash equivalents and accounts receivable. Operating cash balances are maintained in noninterest‑bearing transaction accounts, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. Additionally, J. Alexander’s Holdings, Inc. invests cash in a money market fund, which invests primarily in U.S. Treasury securities and is also insured by the FDIC up to $250.  Further, a certain portion of the assets held in a rabbi trust (the “Trust”) consists of cash and cash equivalents.  J. Alexander’s Holdings, Inc. places cash with high‑credit‑quality financial institutions, and at times, such cash may be in excess of the federally insured limit. However, there have been no losses experienced related to these balances, and the credit risk is believed to be minimal. Also, J. Alexander’s Holdings, Inc. believes that its risk related to cash equivalents from third‑party credit card issuers for purchases made by guests using the issuers’ credit cards is not significant due to the number of banks involved and the fact that payment is typically received within three to four days of a credit card transaction. Therefore, J. Alexander’s Holdings, Inc. does not believe it has significant risk related to its cash and cash equivalents accounts.  Another portion of the assets held in the Trust consists of U.S. Treasury bonds as well as a small number of corporate bonds with ratings no lower than BBB+.  J. Alexander’s Holdings, Inc. believes the credit risk associated with such bonds to be minimal given the historical stability of the U.S. government and the investment grade bond ratings relative to the corporate issuers. Concentrations of credit risk with respect to accounts receivable are related principally to receivables from governmental agencies related to refunds of franchise and income taxes. J. Alexander’s Holdings, Inc. does not believe it has significant risk related to accounts receivable due to the nature of the entities involved.

r)	Use of Estimates

Management has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented to prepare these Consolidated Financial Statements in conformity with GAAP. Significant items subject to such estimates and assumptions include those related to the accounting for gift card breakage, determination of the valuation allowance relative to deferred tax assets, if any, estimates of useful lives of property and equipment and leasehold improvements, the carrying amount of intangible assets, fair market valuations, determination of lease terms, and accounting for impairment losses, contingencies, and litigation. Actual results could differ from these estimates.

s)	Sales Taxes

Revenues are presented net of sales taxes. The obligation for sales taxes is included in accrued expenses and other current liabilities until the taxes are remitted to the appropriate taxing authorities.

t)	Pre‑opening Expense

Pre‑opening costs are accounted for by expensing such costs as they are incurred.

u)	Comprehensive Income

Total comprehensive income or loss is comprised solely of net income or net loss for all periods presented. Therefore, a separate statement of comprehensive income is not included in the accompanying Consolidated Financial Statements.

v)	Segment Reporting

J. Alexander’s Holdings, Inc. through its subsidiaries owns and operates full‑service, upscale restaurants under three concepts exclusively in the United States that have similar economic characteristics, products and services, class of customer and distribution methods. J. Alexander’s Holdings, Inc. believes it meets the criteria for aggregating its operating segments into a single reportable segment.

w)	Non-controlling Interests

Non-controlling interests on the Consolidated Balance Sheets represents the portion of net assets of J. Alexander’s Holdings, Inc. attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders. As of January 3, 2016, the non-controlling interest presented on the Consolidated Balance Sheets was $1,184 and consists solely of the non-cash compensation expense relative to the profits interest awards to management and Black Knight discussed in Note 15 – Share-based Compensation below. The vesting requirements under either grant entitling Class B Unit holders to distributions of earnings of J. Alexander’s Holdings, LLC had not been met as of January 3, 2016 and, therefore, no allocation of net income was made to non-controlling interests for fiscal year 2015.

x)	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards.  Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose. The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method, if dilutive.  The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive. Refer to Note 4 – Earnings per Share for the basic and diluted earnings per share calculations and additional discussion.

As stated above, the periods prior to the Distribution presented in the accompanying Consolidated Financial Statements represents the historical operating results and financial position of J. Alexander’s Holdings, LLC.  For comparison purposes, earnings per share amounts are calculated for such periods using a weighted-average number of common shares outstanding based on the number of shares outstanding on the Distribution date as if all shares had been outstanding since the first day of the earliest period presented.

y)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The effective dates for ASU No. 2014-09 have been updated by ASU No. 2015-14, Deferral of the Effective Date.  The requirements are effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  Earlier application is permitted for annual and interim reporting periods in fiscal years beginning after December 15, 2016.  The ASU permits the use of either the retrospective or cumulative effect transition method. J. Alexander’s Holdings, Inc. has not yet selected a transition method or determined the effect, if any, that this ASU will have on its Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No. 2015-03 is effective for reporting periods beginning after December 15, 2015.  J. Alexander’s Holdings, Inc. will adopt this guidance in fiscal year 2016, and does not expect a significant impact on its Consolidated Financial Statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  ASU No. 2015-11 states that entities should measure inventory that is not measured using last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU No. 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. J. Alexander’s Holdings, Inc. will adopt this guidance in fiscal year 2017, and does not expect a significant impact on its Consolidated Financial Statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for J. Alexander’s Holdings, Inc.’s 2018 fiscal year. The expected adoption method of ASU No. 2016-01 is being evaluated by J. Alexander’s Holdings, Inc., and the adoption is not expected to have a significant impact on its Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. J. Alexander’s Holdings, Inc. is currently evaluating the effect of this update on its Consolidated Financial Statements and related disclosures.

z)	Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. Additionally, the amendments in this ASU require expanded disclosures for discontinued operations. The amendments in this ASU also require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The ASU is effective for annual financial statements with years that begin on or after December 15, 2014. J. Alexander’s Holdings, Inc. adopted this guidance in fiscal year 2015 and it did not have a significant impact on its Consolidated Financial Statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted for interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of January 3, 2016 and to apply the guidance prospectively.  Accordingly, prior periods were not retrospectively adjusted.  Because the application of this guidance affects classification only, such reclassifications did not have a material effect on J. Alexander’s Holdings, Inc.’s Consolidated Financial Statements and related disclosures.

Note 3 – Stoney River Contribution

On February 25, 2013, the assets of Stoney River were contributed by FNH to J. Alexander’s Holdings, LLC in exchange for a 27.9% membership interest in the consolidated J. Alexander’s Holdings, LLC entity. At the time of the contribution, this transaction was between entities under the common control of FNF. Therefore, the business combination accounting guidance in ASC Topic 805, Business Combinations, did not apply, and no purchase accounting procedures were necessary. Rather, the assets of Stoney River were measured at their carrying amounts as of the date of transfer and the results of operations are presented prospectively as this was not considered a change in reporting entity. The Consolidated Statements of Income and Comprehensive Income for fiscal year 2013 includes 10 months of operations of the 10 Stoney River restaurants.

The following table summarizes the carrying values of the assets of Stoney River as of the Contribution Date that were transferred to J. Alexander’s Holdings, LLC:

February 25
2013
Current assets (includes cash of $561)	$1,192
Fixed assets, net of accumulated depreciation of $1,161	14,000
Tradenames	1,453
Favorable operating lease, net of $228 in accumulated amortization	1,731
Other noncurrent assets	2
Total assets contributed	18,378
Current liabilities	3,178
Unfavorable operating lease, net of $134 in accumulated amortization	834
Deferred tax liability	21
Other noncurrent liabilities	185
Total liabilities assumed	4,218
Equity contributed	$14,160

The net amortization to rent expense from operations of the favorable lease asset and the unfavorable lease liability in fiscal years 2015, 2014 and 2013 for the Stoney River restaurants totaled $178, $187 and $140, respectively.

Note 4 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
(Dollars and shares in thousands, except per share amounts)	January 3	December 28	December 29
	2016	2014	2013
Numerator:
Income from continuing operations, net of tax	$5,784	$8,958	$7,686
Loss from discontinued operations, net	(429)	(443)	(4,785)
Net income	$5,355	$8,515	$2,901
Denominator:
Weighted average shares (denominator for basic earnings per share)	15,000	15,000	15,000
Effect of dilutive securities	37	-	-
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	15,037	15,000	15,000

Basic earnings per share:
Income from continuing operations, net of tax	$0.39	$0.60	$0.51
Loss from discontinued operations, net	(0.03)	(0.03)	(0.32)
Basic earnings per share	$0.36	$0.57	$0.19
Diluted earnings per share:
Income from continuing operations, net of tax	$0.38	$0.60	$0.51
Loss from discontinued operations, net	(0.03)	(0.03)	(0.32)
Diluted earnings per share	$0.36	$0.57	$0.19

Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose. The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method. The 833,346 Class B Units associated with management’s profits interest awards are not considered to be dilutive as the applicable hurdle rate had not been met as of January 3, 2016, and, therefore, are excluded for the purpose of the diluted earnings per share calculation.  However, the Black Knight profits interest Class B Units are considered to be dilutive as the hurdle rate had been met as of January 3, 2016, and are included in the diluted earnings per share calculation accordingly.  The impact of the exchange of the 1,500,024 Black Knight Class B Units on the diluted earnings per share calculation was 36,776 additional shares for the year ended January 3, 2016. The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive. The 437,000 stock option awards outstanding as of January 3, 2016 were considered anti-dilutive and, therefore, are excluded from the diluted earnings per share calculation.

As stated above, the periods prior to the Distribution presented in the accompanying Consolidated Financial Statements represents the historical operating results and financial position of J. Alexander’s Holdings, LLC.  For comparison purposes, earnings per share amounts are calculated for such periods using a weighted-average number of common shares outstanding based on the number of shares outstanding on the Distribution date as if all shares had been outstanding since the first day of the earliest period presented.

Note 5 – Fair Value Measurements

J. Alexander’s Holdings, Inc. utilizes the following fair value hierarchy, which prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, J. Alexander’s Holdings, Inc. uses valuation techniques which maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The three levels of the hierarchy are as follows:

Level 1	Defined as observable inputs such as quoted prices in active markets for identical assets or liabilities.
Level 2

Defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3

Defined as unobservable inputs for which little or no market data exists, therefore, requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2016 and December 28, 2014:

	As of January 3, 2016
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust)	$1,205	$-	$-
U.S. government obligations (as held in the Trust)	700	-	-
Corporate bonds (as held in the Trust)	510	-	-
Cash surrender value - life insurance (as held in the Trust)	-	1,948	-
Total	$2,415	$1,948	$-

	As of December 28, 2014
	Level 1	Level 2	Level 3
Cash surrender value - life insurance	$-	$1,871	$-

As discussed in Note 16 below, the Distribution triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, Inc., to establish and fund the Trust under the Amended and Restated Salary Continuation Agreements.  On October 19, 2015 the Trust was funded with a total of $4,304, which was comprised of $2,415 in cash and $1,889 in cash surrender values of whole life insurance policies.  Subsequent to that date, a portion of the cash was invested in certain marketable securities at the direction of the Trust manager.  Such investments include U.S. government agency obligations and corporate bonds.  The remaining portion is held as cash and cash equivalents.

Cash and cash equivalents are classified as Level 1 of the fair value hierarchy as they represent cash held in a trust managed by our bank.  Cash held in the Trust is invested through an overnight repurchase agreement the investments of which may include U.S. Treasury securities, such as bonds or Treasury bills, and other agencies of the U.S. government.  Such investments are valued using quoted market prices in active markets.

U.S. government obligations held in the Trust include U.S. Treasury Bonds.  These bonds as well as the corporate bonds listed above are classified as Level 1of the fair value hierarchy given their readily available quoted prices in active markets.

Cash surrender value - life insurance is classified as Level 2 in the fair value hierarchy.  The value of each policy was determined by MassMutual Financial Group, an A-rated insurance company, which provides the value of these policies to J. Alexander’s Holdings, Inc. on a regular basis by which J. Alexander’s Holdings, Inc. adjusts the recorded value accordingly.

There were no transfers between the levels listed above during either of the reporting periods.

The recorded amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate fair value due to their short‑term nature.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	January 3	December 28
	2016	2014
Prepaid insurance	$805	$439
Prepaid rent	766	689
Deferred offering costs	-	1,675
Payroll taxes	1,031	-
Other	337	200
Prepaid expenses and other current assets	$2,939	$3,003

Note 7 – Other Assets

Other assets consisted of the following:

	January 3	December 28
	2016	2014
Favorable operating leases, net	$1,296	$1,835
Cash, cash equivalents and securities held in the Trust	2,415	-
Cash surrender value of life insurance	1,948	1,871
Deferred tax assets	296	256
Other	433	443
Other assets	$6,388	$4,405

Note 8 – Property and Equipment

Property and equipment, at cost, less accumulated depreciation and amortization, consisted of the following:

	January 3	December 28
	2016	2014
Land	$20,204	$20,204
Buildings	27,690	26,328
Leasehold improvements	40,495	37,961
Restaurant and other equipment	21,403	17,892
Construction in progress	5,207	1,540
	114,999	103,925
Less accumulated depreciation and amortization	(25,686)	(17,662)
Property and equipment, net	$89,313	$86,263

For fiscal years 2015, 2014 and 2013, depreciation expense from continuing operations was $8,523, $7,946 and $7,456, respectively. The loss on disposition of assets from continuing operations included in the “Other operating expenses” line item of the Statements of Income and Comprehensive Income, primarily related to the refreshing of assets through store remodels, was $256, $179 and $404 for fiscal years 2015, 2014 and 2013, respectively. In addition to the above amounts, there was depreciation expense included in discontinued operations of $74 for the year ended December 29, 2013.

In connection with the preparation of the Consolidated Financial Statements for fiscal year 2013, long‑lived assets with a carrying amount of $4,240 were written off resulting in an impairment charge of $4,240, which was included in net income for the year ended December 29, 2013. Fair value is generally determined using projected future discounted cash flows for each restaurant location combined with the estimated salvage value of each restaurant’s furnishings, fixtures, and equipment. The discount rate is the estimated weighted average cost of capital, which management believes is commensurate with the required rate of return that a potential buyer would expect to receive when purchasing a similar restaurant and the related long‑lived assets. Assumptions about important factors such as sales and margin change are limited to those that are supportable based upon management’s plans for the restaurant. As these associated restaurants were closed and assets were disposed of upon closure, fair value was determined to be $0 for these associated locations. No impairment charges were recorded during fiscal years 2015 or 2014.

Note 9 – Goodwill and Indefinite‑Lived Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	January 3	December 28
	2016	2014
Goodwill	$15,737	$15,737
Tradename	25,053	25,053
Liquor licenses	102	102
Intangible assets	$40,892	$40,892

Note 10 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	January 3	December 28
	2016	2014
Taxes, other than income taxes	$4,300	$3,611
Income taxes	1,044	203
Salaries, wages, vacation, and incentive compensation	3,849	4,538
Deferred offering costs and transaction costs	493	2,127
Other	1,639	1,535
Accrued expenses and other current liabilities	$11,325	$12,014

Note 11 – Debt

Debt consisted of the following:

	January 3	January 3	December 28	December 28
	2016	2016	2014	2014
	Current	Long-term	Current	Long-term
Mortgage Loan, LIBOR + 2.5% (floor of 3.25%,
ceiling of 6.25%, at 3.25% at January 3,
2016 and December 28, 2014), payable
through 2020	$1,667	$9,583	$1,667	$11,250
Note payable to related party, 12.5%
interest, payable through January 31, 2016	-	-	-	10,000
Term Loan, LIBOR + 2.2% on a floating
basis at 2.5% at January 3, 2016, payable
through 2020	-	10,000	-	-
Obligations under capital lease, 9.9% interest,
payable through 2015	-	-	4	-
Total debt	$1,667	$19,583	$1,671	$21,250

On September 3, 2013, a mortgage loan obtained in 2002 was paid in full. At that time, a previous line of credit agreement from Pinnacle Bank was refinanced, and a new $16,000 credit facility that provided two new loans from Pinnacle Bank was obtained. The borrower under this credit facility was J. Alexander’s, LLC, and the credit facility was guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The credit facility consisted of a three-year $1,000 revolving line of credit, which replaced the previous line of credit and may be used for general corporate purposes, and a seven-year $15,000 term loan which is secured by liens on certain properties of J. Alexander’s, LLC (“Mortgage Loan”). On December 9, 2014, J. Alexander’s LLC executed an Amended and Restated Loan Agreement which encompasses the two existing credit facilities discussed above dated September 3, 2013 and also included a five-year, $15,000 development line of credit. On May 20, 2015, J. Alexander’s, LLC executed a Second Amended and Restated Loan Agreement (the “Loan Agreement”), which increased the development line of credit to $20,000 over a five-year term and also included a five year, $10,000 term loan (the “Term Loan”), the proceeds of which were used to repay in full the $10,000 outstanding under a note to FNF, discussed in greater detail below, which was scheduled to mature January 31, 2016. The indebtedness outstanding under these facilities is secured by liens on certain personal property of J. Alexander’s Holdings, Inc. and its subsidiaries, subsidiary guaranties, and a mortgage lien on certain real property.

The 2013 refinancing was accounted for as a debt extinguishment, as an alternative lender was selected with respect to the new Mortgage Loan. A $2,938 gain relative to the transaction was recorded, as the reacquisition price was less than the carrying amount of the debt as of the date of refinancing, which was due to the fact that the carrying amount of the debt included an adjustment made in purchase accounting to record the mortgage debt at fair value.

In connection with the 2013, 2014 and 2015 refinancing transactions, lender and legal fees in the amount of $123, $175 and $161, respectively were incurred, which were capitalized as deferred loan costs and are being amortized over the respective lives of the loans under the credit facility.

Any amount borrowed under the 2013 revolving line of credit bears interest at an annual rate of 30 day LIBOR plus a margin equal to 2.50%, with a minimum interest rate of 3.25% per annum. The Mortgage Loan bears interest at an annual rate of 30 day LIBOR plus a margin equal to 2.50%, with a minimum and maximum interest rate of 3.25% and 6.25% per annum, respectively. Both the development line of credit and the Term Loan bear interest at 30 day LIBOR plus 220 basis points. The Term Loan is structured on an interest only basis for the first 24 months of the term, followed by a 36 month amortization. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, asset sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements.

In connection with the Contribution, J. Alexander’s Holdings, LLC entered into a $20,000 note payable to FNF (the “FNF Note”), which was accounted for as a distribution of capital. The note accrued interest at 12.5% annually, and the interest and principal were payable in full on January 31, 2016. Under the terms of the Mortgage Loan dated September 3, 2013, the FNF Note was subordinated to the Mortgage Loan. The Loan Agreement included a provision whereby, as long as there were no outstanding events of default, the entire FNF Note could be repaid with proceeds from the abandoned initial public offering transaction and up to $10,000 of the debt associated with the FNF Note could be prepaid regardless of whether the offering transaction were to occur. On December 15, 2014, a payment of $14,569, representing $10,000 of principal on the FNF Note and $4,569 of accrued interest, was made to FNF.  As noted above, on May 20, 2015, J. Alexander’s, LLC entered into a new $10,000 Term Loan the purpose of which was to refinance the remaining $10,000 principal balance of the existing FNF Note. On May 20, 2015, J. Alexander’s Holdings, Inc. paid the remaining principal balance of $10,000 as well as accrued interest of $542 to FNF which resulted in the FNF Note being paid in full.

The Loan Agreement also includes certain financial covenants. A fixed charge coverage ratio of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ending must be maintained. The fixed charge coverage ratio is defined in the Loan Agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses (including lease buy‑out expenses), changes in valuation allowance for deferred tax assets, and noncash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the 5-year term of the Development Loan) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus noncash compensation expense plus any other noncash expenses or charges and plus expenses associated with the public offering/Spin-off process of J. Alexander’s Holdings, Inc., regardless of whether the transaction occurs or is delayed, minus the greater of either actual total store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40, to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long‑term debt and capital lease obligations made during such period, all determined in accordance with GAAP.

In addition, the maximum adjusted debt to EBITDAR ratio must not exceed 4.0 to 1 at the end of any fiscal quarter. Under the Loan Agreement, EBITDAR is measured based on the then‑ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses (including lease buy‑out expenses), changes in valuation allowance for deferred tax assets and noncash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus an amount that in the determination of net income for the applicable period has been deducted for (i) interest expense; (ii) total federal, state, foreign, or other income taxes; (iii) all depreciation and amortization; (iv) rent payments; and (v) noncash compensation expenses, plus any other noncash expenses or charges and plus expenses associated with the public offering/Spin-off process, regardless of whether the transaction occurs or is delayed, all as determined in accordance with GAAP. Adjusted debt is (i) funded debt obligations net of any short‑term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven. The $20,000 FNF Note was subordinated to borrowings outstanding under the credit facility and, for purposes of calculating the financial covenants, this note and related interest expense were excluded from the calculations during periods this note was outstanding.

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of January 3, 2016 and for all reporting periods during the year then ended.

No amounts were outstanding under the revolving line of credit as of January 3, 2016. At January 3, 2016, $11,250 was outstanding under the Mortgage Loan and an additional $10,000 was outstanding under the Term Loan. The Second Amended and Restated Loan Agreement in place at January 3, 2016 is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $33,705 at January 3, 2016.

Deferred loan costs are $459 and $298, net of accumulated amortization expense of $102 and $28 at January 3, 2016 and December 28, 2014, respectively. Deferred loan costs are being amortized to interest expense using the effective-interest method over the life of the related debt.

The carrying value of the debt balance under both the Mortgage Loan and Term Loan as of January 3, 2016 and the Mortgage Loan as of December 28, 2014 are considered to approximate their fair value because of the proximity of the debt refinancing discussed above to the 2015 and 2014 fiscal year-ends.

The aggregate maturities of long‑term debt for the five fiscal years succeeding January 3, 2016 are as follows: 2016 – $1,667; 2017 – $3,889; 2018 – $5,000; 2019 – $5,000; 2020 – $5,694; and $0 thereafter.

Note 12 - Other Long‑Term Liabilities

Other long‑term liabilities consisted of the following:

	January 3	December 28
	2016	2014
Deferred rent	$3,386	$2,625
Unfavorable lease liabilities, net	889	1,255
Uncertain tax positions	262	346
Other long-term liabilities	-	26
Other long-term liabilities	$4,537	$4,252

Note 13 - Leases

At January 3, 2016, subsidiaries of J. Alexander’s Holdings, Inc. were lessees under both ground leases (the subsidiaries lease the land and build their own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are operating leases.

Terms for these leases are generally for 15 to 20 years and, in many cases, the leases provide for rent escalations and for one or more five‑year renewal options. J. Alexander’s Holdings, Inc. and its subsidiaries are generally obligated for the cost of property taxes, insurance, and maintenance. Certain real property leases provide for contingent rentals based upon a percentage of sales. In addition, a subsidiary of J. Alexander’s Holdings, Inc. is a lessee under other noncancelable operating leases, principally for office space. Amortization of leased assets is included in depreciation and amortization of restaurant property and equipment expense and general and administrative expense in the Consolidated Statements of Income and Comprehensive Income.

The following table summarizes future minimum lease payments under operating leases (excluding renewal options), including those restaurants reported as discontinued operations, having an initial term of one year or more:

January 3
2016
2016	$6,815
2017	6,028
2018	5,453
2019	4,438
2020	3,391
2021 and thereafter	8,591
Total minimum lease payments (1)	$34,716

(1) Total minimum lease payments under operating leases have not been reduced by minimum sublease rentals of $769 due in future periods under noncancelable subleases.

For fiscal years 2015, 2014 and 2013, straight‑line base rent expense from continuing operations was $6,934, $6,321 and $5,802, respectively. In addition to the aforementioned amounts, there was straight‑line base rent expense included in discontinued operations of $266, $266 and $347 for fiscal years 2015, 2014 and 2013, respectively. There was no significant contingent rent expense for the any of the periods presented.

Note 14 – Income Taxes

Significant components of J. Alexander’s Holdings, Inc.’s income tax expense (benefit) for the periods indicated below are as follows:

	Years Ended
	January 3	December 28	December 29
	2016	2014	2013
Current income taxes:
Federal	$946	$-	$225
State and local	359	273	(87)
Total current income taxes	1,305	273	138
Deferred income taxes:
Federal	217	-	-
State and local	33	55	-
Total deferred income taxes	250	55	-
Income tax expense	$1,555	$328	$138

J. Alexander’s Holdings, Inc.’s effective tax rate differs from the federal statutory rate as set forth in the following table:

	Years Ended
	January 3	December 28	December 29
	2016	2014	2013
Federal income tax	34.0%	34.0%	34.0%
Effect of rates due to pass-through entities	(14.7)%	(34.0)%	(34.0)%
State income tax	6.9%	3.7%	(2.9)%
Transaction costs	2.0%	-	-
Rate differential between current and deferred taxes	2.5%	-	-
FICA tip credit	(6.9)%	-	-
Uncertain tax positions	(1.3)%	-	-
Return-to-provision adjustment	-	-	7.4%
Effective tax rate	22.5%	3.7%	4.5%

Prior to the reorganization transaction discussed in Note 1 above, J. Alexander’s Holdings, LLC was responsible for minimal state and local taxes as a result of its partnership tax status treatment.  However, effective as of September, 28, 2015, the portion of J. Alexander’s Holdings, LLC’s income allocable to J. Alexander’s Holdings, Inc. is subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates.  Therefore, the effective tax rate for the 2015 fiscal year shown in the table above represents a 0% Federal statutory rate for the first nine months of the year and a 34% Federal statutory rate for the period from September 28, 2015 to January 3, 2016. The net effective tax rate for the period from December 29, 2014 to September 27, 2015 was (1.5)% due to minimal state and local taxes at the J. Alexander’s Holdings, LLC level while the net effective tax rate for the period from September 28, 2015 to January 3, 2016 was 40.8%, reflecting the fact that J. Alexander’s Holdings, Inc. is now responsible for the federal and state taxes relative to the allocable share of income of J. Alexander’s Holdings, Inc. and its subsidiaries.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the J. Alexander’s Holdings, Inc.’s deferred tax assets and liabilities as of January 3, 2016, and December 28, 2014, are as follows:

	January 3	December 28
	2016	2014
Deferred tax assets:
Property, plant, and equipment	$-	$44
Deferred rent	-	57
Accrued bonuses	142	-
Deferred compensation	-	70
State bonus depreciation	63	-
State net operating loss carryforwards	60	91
Other	31	-
Total deferred tax assets	296	262
Deferred tax assets valuation allowance	-	-
Total net deferred tax assets	296	262
Deferred tax liabilities:
Tradenames	-	(6)
Partnership differences	(5,002)	-
Total deferred tax liabilities	(5,002)	(6)
Net deferred tax (liability) asset	$(4,706)	$256

As a result of the reorganization transaction discussed in Note 1 above, the deferred taxes related to the outside basis difference in J. Alexander’s Holdings, LLC and subsidiaries was allocated from FNF to J. Alexander’s Holdings, Inc.  This resulted in the recognition of a deferred tax liability in the amount of $4,629 as well as a corresponding decrease in shareholders’ equity of J. Alexander’s Holdings, Inc. as of the date of the reorganization.

ASC Topic 740, Income Taxes, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Management assesses the likelihood of realization of J. Alexander’s Holdings, Inc. deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. As of January 3, 2016, management determined that no valuation allowance was necessary.

As of January 3, 2016, J. Alexander’s Holdings, Inc. has state net operating loss carryforwards of approximately $60 expiring in years 2027 through 2030.

Additionally, J. Alexander’s Holdings, Inc. recorded a liability (including interest) in connection with uncertain tax positions related to state tax issues totaling $262 and $346 as of January 3, 2016 and December 28, 2014, respectively.  J. Alexander’s Holdings, Inc. elected to accrue interest and penalties related to unrecognized tax benefits in its provision for income taxes.  J. Alexander’s Holdings, Inc. accrued interest and penalties related to unrecognized tax benefits of approximately $34 and $14 as of January 3, 2016 and December 28, 2014, respectively. A reconciliation of the beginning and ending unrecognized tax benefit associated with these positions (excluding the aforementioned accrued interest and penalties) is as follows:

	January 3	December 28
	2016	2014
Balance at the beginning of the year	$332	$-
Changes based on tax positions taken during the current year	-	218
Changes based on tax positions taken during prior years	(104)	114
Reductions related to settlements with taxing authorities and
lapses of statutes of limitations	-	-
Balance at the end of the year	$228	$332

As of January 3, 2016, the total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate was $228.  Within the next twelve months, J. Alexander’s Holdings, Inc. estimates that the unrecognized benefits will remain unchanged.

J. Alexander’s Holdings, Inc. files a partnership federal income tax return, consolidated corporate federal income tax return, and a separate corporate federal income tax return as well as various state and local income tax returns.  The earliest year open to examination in J. Alexander’s Holdings, Inc.’s major jurisdictions is 2012 for federal and state income tax returns.

Note 15 – Share-based Compensation

For the year ended January 3, 2016, J. Alexander’s Holdings, Inc. recorded total share-based compensation expense of $1,256 the components of which are discussed in further detail below.

Stock Option Awards

Under the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan, directors, officers and key employees of J. Alexander’s Holdings, Inc. may be granted equity incentive awards, such as stock options, restricted stock and stock appreciation rights in an effort to retain qualified management and personnel.  This plan authorizes a maximum of 1,500,000 shares of J. Alexander’s Holdings, Inc. common stock to be issued to holders of these equity awards.  On October 13, 2015, the Compensation Committee and Board of Directors of J. Alexander’s Holdings, Inc. made an initial grant of 467,000 stock options to certain members of management and the members of the Board of Directors, the contractual term of which is seven years.  The requisite service period is four years with each grant vesting in four equal installments on the first four anniversaries of the grant date.

J. Alexander’s Holdings, Inc. uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards and used the following assumptions for the indicated periods:

Year Ended
January 3
2016
Dividend yield	0%
Volatility factor	35%
Risk-free interest rate	1.36%
Expected life of options (in years)	4.75
Grant date fair value	$3.33

The expected life of stock options granted during the period presented was calculated in accordance with the simplified method described in SEC Staff Accounting Bulletin (“SAB”) Topic 14.D.2 in accordance with SAB 110. This approach was utilized due to the lack of exercise history and the anticipated behavior of the overall group of grantees. The risk-free rate for periods within the contractual life of the option is based on the 5-year U.S. Treasury bond rate in effect at the time of grant. J. Alexander’s Holdings, Inc. utilized a weighted rate for expected volatility based on a representative peer group within the industry.  The dividend yield was set at zero as the underlying security does not pay a dividend.  In addition, the expected forfeiture rate applied to the calculation of recognized share-based compensation is required to be estimated.  If the actual forfeiture rate is different from current estimates, the share-based compensation expense could be materially different. The current forfeiture rate applied to these outstanding options is 0%.

A summary of stock options under the J. Alexander’s Holdings, Inc.’s equity incentive plan is as follows:

				Weighted Average
	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Remaining Contractual Term (In Years)
Outstanding at December 28, 2014	-	-	-	-
Issued	467,000	$10.39	$3.33	-
Exercised	-	-	-	-
Forfeited	(30,000)	10.39	3.33	-
Outstanding at January 3, 2016	437,000	$10.39	$3.33	6.75

At January 3, 2016, stock options exercisable and shares available for future grant were zero and 1,063,000 respectively.

As these awards contain only service conditions for vesting purposes and have a graded vesting schedule, J. Alexander’s Holdings, Inc. has elected to recognize the expense over the requisite service period for the entire award.  Stock option expense totaling $72 was recognized for 2015 which is included in the “General and administrative expenses” line item on the Consolidated Statements of Income and Comprehensive Income.  At January 3, 2016, the Company had $1,381 of unrecognized compensation cost related to the aforementioned share-based payments which is expected to be recognized over a period of approximately 3.75 years.  None of the stock options outstanding had vested as of January 3, 2016.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between J. Alexander’s Holdings, Inc. closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. This amount changes based on the fair market value of J. Alexander’s Holdings, Inc.’s stock and totaled $232 at January 3, 2016. No options were exercised in fiscal year 2015.

Management Profits Interest Plan

On January 1, 2015, J. Alexander’s Holdings, LLC adopted its 2015 Management Incentive Plan and granted equity incentive awards to certain members of its management in the form of Class B Units. The Class B Units are profits interests in J. Alexander’s Holdings, LLC. Class B Units in the amount of 1,770,000 were reserved for issuance under the plan and a total of 885,000 Class B Units were granted on January 1, 2015. Each Class B Unit represents a non-voting equity interest in J. Alexander’s Holdings, LLC that entitles the holder to a percentage of the profits and appreciation in the equity value of J. Alexander’s Holdings, LLC arising after the date of grant and after such time as an applicable hurdle amount is met. The hurdle amount for the Class B Units issued to our management in January 2015 was set at $180,000, which at such time was a reasonable premium to the estimated liquidation value of the equity of J. Alexander’s Holdings, LLC. The Class B Units issued to management vest with respect to 50% of the grant units on the second anniversary of the date of grant and with respect to the remaining 50% on the third anniversary of the date of grant and require a six-month holding period post vesting.

Vested Class B Units may be exchanged for, at J. Alexander’s Holdings, Inc.’s option, either (i) cash in an amount equal to the amount that would be distributed to the holder of those Class B Units by J. Alexander’s Holdings, LLC upon a liquidation of J. Alexander’s Holdings, LLC assuming the aggregate amount to be distributed to all members of J. Alexander’s Holdings, LLC were equal to J. Alexander’s Holdings, Inc.’s market capitalization on the date of exchange, (net of any assets and liabilities of J. Alexander’s Holdings, Inc. that are not assets or liabilities of J. Alexander’s Holdings, LLC) or (ii) shares of J. Alexander’s Holdings, Inc.’s common stock with a fair market value equal to the cash payment under (i) above.

The Class B Units issued to J. Alexander’s Holdings, Inc.’s management have been classified as equity awards and share-based compensation expense will be based on the grant date fair value of the awards. At January 3, 2016, the applicable hurdle rate for these Class B Units was not met.

J. Alexander’s Holdings, LLC used the Black-Scholes-Merton pricing model to estimate the fair value of management profits interest awards and used the following assumptions for the indicated period:

Year Ended
January 3
2016
Member equity price per unit	$10.00
Class B hurdle price	$11.30
Dividend yield	0%
Volatility factor	35%
Risk-free interest rate	1.24%
Time to liquidity (in years)	3.5
Lack of marketability discount	23%
Grant date fair value	$1.76

The member equity price per unit was based on a recent enterprise valuation of J. Alexander’s Holdings, LLC divided by the number of Class A Units outstanding at the date of grant.  The Class B hurdle price is based on the hurdle rate divided by the number of Class A Units outstanding at the time of grant. The expected life of management profits interest awards granted during the period presented was determined based on the vesting term of the award which also includes a six-month holding period subsequent to meeting the requisite vesting period. The risk-free rate for periods within the contractual life of the profit interest award is based on an extrapolated 4-year U.S. Treasury bond rate in effect at the time of grant given the expected time to liquidity. J. Alexander’s Holdings, LLC utilized a weighted rate for expected volatility based on a representative peer group of comparable public companies. The dividend yield was set at zero as the underlying security does not pay a dividend. The protective put method was used to estimate the discount for lack of marketability inherent to the awards due to the lack of liquidity associated with the post-vesting requirement and other restrictions on the Units.

As a result of the reorganization transactions on September 28, 2015 and as evidenced in the executed Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, entered into in connection with the reorganization transactions, the members’ equity of J. Alexander’s Holdings, LLC was recapitalized such that the total outstanding Class B Units granted to management as discussed above was reduced on a pro rata basis from 885,000 to 833,346 which is also the number of Class B Units outstanding as of January 3, 2016.

As these awards contain only service conditions for vesting purposes and have a graded vesting schedule, J. Alexander’s Holdings, Inc. has elected to recognize the expense over the requisite service period for the entire award. Management profits interest expense totaling $523 was recognized for fiscal year 2015 which is included in the “General and administrative expense” line item on the Consolidated Statements of Income and Comprehensive Income. At January 3, 2016, J. Alexander’s Holdings, Inc. had $1,035 of unrecognized compensation cost related to these awards which is expected to be recognized over a period of two years.

Black Knight Advisory Services Profits Interest Plan

On September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight will provide corporate and strategic advisory services to J. Alexander’s Holdings, LLC. Pursuant to the terms of the Management Consulting Agreement between Black Knight and J. Alexander’s Holdings, LLC, a significant portion of the compensation to Black Knight for services rendered under the agreement was to be in the form of a profits interest grant, the terms of which are outlined in the Management Company Grant Agreement.

On October 6, 2015, J. Alexander’s Holdings, LLC granted 1,500,024 Class B Units representing profits interests to Black Knight.  The hurdle rate stated in the agreement of $151,052 was determined based on the number of shares of J. Alexander’s Holdings, Inc. common stock issued multiplied by $10.07, which was the volume weighted average closing price of the common stock over the five days following the reorganization transaction discussed in Note 1 above.  The awards vest at a rate of one-third of the Class B Units on each of the first, second and third anniversaries of the grant date and require a six-month holding period post vesting.  The Class B Units contain exchange rights which will allow for them to be converted once vested into shares of J. Alexander’s Holdings, Inc. common stock based upon the value of the Class B Units at that date.  The value is determined in reference to the market capitalization of J. Alexander’s Holdings, Inc., with certain adjustments made for assets or liabilities contained at the J. Alexander’s Holdings, Inc. level which are not also assets and liabilities of J. Alexander’s Holdings, LLC.  These awards may not be settled with a cash payment.

The Class B Units issued to Black Knight have been classified as equity awards.  Because the hurdle amount for these awards had been met at January 3, 2016, the awards had intrinsic value of approximately $1,275.

J. Alexander’s Holdings, Inc. used the Black-Scholes-Merton pricing model to estimate the fair value of Black Knight profits interest awards which included the following assumptions for the indicated period:

Year Ended
January 3
2016
Member equity price per unit	$10.92
Class B hurdle price	$10.07
Dividend yield	0%
Volatility factor	45%
Risk-free interest rate	1.91%
Time to liquidity (in years)	6.5
Grant date fair value	$5.37

The member equity price per unit represents the share price of J. Alexander’s Holdings, Inc. on the reporting date.  The Class B hurdle price represents the market value of J. Alexander’s Holdings, LLC on the grant date. The expected term of the Black Knight profits interest awards granted during the period presented was determined based on the mid-point between the full remaining economic term of the Management Consulting Agreement and the full vesting term of three years plus the six-month holding period. The risk-free rate is based on the U.S. Treasury bond rates in effect at the reporting date given the expected time to liquidity.  A rate for expected volatility was based on a historical volatility analysis using daily stock price information for select comparable public companies based on the relative expected holding period of the Units. The dividend yield was set at zero as the underlying security does not pay a dividend.

These awards constitute nonemployee awards.  Therefore, J. Alexander’s Holdings, Inc. will remeasure the fair value of the awards at each reporting date until performance is complete using the valuation model applied in previous periods.  The portion of services rendered to each reporting date will be applied to the current measure of fair value to determine the expense for the relevant period.  Because these awards have a graded vesting schedule, J. Alexander’s Holdings, Inc. has elected to recognize the compensation cost on a straight-line basis over the three-year requisite service period for the entire award.  Black Knight profits interest expense totaling $661 was recognized for fiscal year 2015 which is included in the “General and administrative expense” line item on the Consolidated Statements of Income and Comprehensive Income. Based on the valuation of the awards at January 3, 2016, J. Alexander’s Holdings, Inc. had $7,401 of unrecognized compensation cost related to these awards which is expected to be recognized over a period of approximately 2.75 years.

Note 16 – Other Employee Benefits

A subsidiary of J. Alexander’s Holdings, Inc. maintains a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code (the “Plan”) for the benefit of its employees and their beneficiaries. Under the Plan, qualifying employees can defer a portion of their income on a pretax basis through contributions to the Plan, subject to an annual statutory limit. All employees with at least one thousand hours of service during the 12‑month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, J. Alexander’s Holdings, Inc. makes a minimum 25% matching contribution to the Plan. Matching contributions vest according to a vesting schedule defined in the plan document. Matching contributions totaled $105, $86 and $119 for fiscal years 2015, 2014 and 2013, respectively.

A subsidiary of J. Alexander’s Holdings, Inc. also has a nonqualified deferred compensation plan under which executive officers and certain senior managers may defer receipt of their compensation, including up to 25% of applicable salaries and bonuses, and be credited with matching contributions under the same matching formula and limitations as the Savings Incentive and Salary Deferral Plan. Amounts that are deferred under this plan, and any matching contributions, are increased by earnings and decreased by losses based on the performance of one or more investment measurement funds elected by the participants from a group of funds, which the plan administrator has determined to make available for this purpose. Participant account balances totaled $388 and $300 at January 3, 2016 and December 28, 2014, respectively.

A subsidiary of J. Alexander’s Holdings, Inc. has Salary Continuation Agreements, which provide retirement and death benefits to executive officers and certain other members of management. The recorded liability associated with these agreements totaled $5,327 and $5,255 at January 3, 2016 and December 28, 2014, respectively. The expense recognized under these agreements was $72, $522 and $199 for fiscal years 2015, 2014 and 2013, respectively.

Due to the Distribution discussed in Note 1 above, FNF no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the Distribution triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, Inc., to establish and fund the Trust (as defined in Note 2 above) under the Amended and Restated Salary Continuation Agreements with each of the named executive officers and one former executive officer.  On October 19, 2015 the Trust was funded with a total of $4,304, which was comprised of $2,415 in cash and $1,889 in aggregate cash surrender value of whole life insurance policies. These assets are classified as noncurrent within the J. Alexander’s Holdings, Inc. Consolidated Financial Statements.  J. Alexander’s, LLC may be required in the future to make additional contributions to the Trust in order to maintain the required level of funding called for by the agreements. The Trust is subject to creditor claims in the event of insolvency, but the assets held in the Trust are not available for general corporate purposes. The Trust investments consisted of cash and cash equivalents, U.S government agency obligations and corporate bonds.  The aforementioned securities are designated as trading securities and carried at fair value. Refer to Note 5 – Fair Value Measurements for additional discussion regarding fair value considerations.  As of January 3, 2016, the Trust balance was $4,363 consisting of $1,948 in aggregate cash surrender value of whole life insurance policies and $2,415 in Trust investments. J. Alexander’s Holdings, Inc. records changes in the fair value of assets held in the Trust in the “General and administrative expenses” line item on the Consolidated Statements of Income and Comprehensive Income.

In 1992, J. Alexander’s Corporation established an Employee Stock Ownership Plan (“ESOP”), which purchased shares of J. Alexander’s Corporation common stock from a trust created by the late Jack C. Massey, the former Board Chairman of the Predecessor, and the Jack C. Massey Foundation. In connection with the J. Alexander’s Acquisition, this ESOP was terminated, and all vested balances in participants’ accounts were distributed accordingly. In 2014, a favorable determination letter was received from the Internal Revenue Service approving the termination of this ESOP.

Note 17 – Members’ and Stockholders’ Equity

Prior to the Distribution discussed in Note 1 above, the Members constituted a single class or group of members of J. Alexander’s Holdings, LLC, which was formed with a perpetual life. Except as may be provided by the Delaware Limited Liability Company Act, as amended (the “Act”), no Member of J. Alexander’s Holdings, LLC was obligated personally for any debt, obligation, or liability of J. Alexander’s Holdings, LLC or of any other Member solely by reason of being a Member of J. Alexander’s Holdings, LLC. No Member had any responsibility to restore any negative balance in its capital account or contribute to the liabilities or obligations of J. Alexander’s Holdings, LLC or return distributions made by J. Alexander’s Holdings, LLC, except as may be required by the Act or other applicable law. No Member had any right to resign or withdraw from J. Alexander’s Holdings, LLC without the consent of the other Members or to receive any distribution or the repayment of the Member’s contribution except as provided in the Amended and Restated Limited Liability Company Agreement.

For the period beginning on the J. Alexander’s Acquisition Date and continuing through the Contribution Date, FNF owned 100% of the membership interests of J. Alexander’s, LLC. Subsequent to the Contribution Date and through August 17, 2014, FNF owned 72.1% of the membership interests directly, and FNH owned 27.9% of the membership interests of J. Alexander’s Holdings, LLC. On August 18, 2014, FNH distributed its 27.9% membership interest in J. Alexander’s Holdings, LLC on a pro rata basis to the owners of the FNH membership interests. The distribution resulted in FNFV holding an 87.4% membership interest in J. Alexander’s Holdings, LLC. Also after the distribution, Newport Global Opportunities Fund AIV A LP held a 10.9% membership interest in J. Alexander’s Holdings, LLC, and the remaining 1.7% membership interests was held by other minority investors.  These membership interests reflect Class A Unit ownership only.

As discussed in Note 1 above, on September 16, 2015, J. Alexander’s Holdings, Inc. entered into a separation and distribution agreement with FNF, pursuant to which FNF agreed to distribute one hundred percent of its shares of J. Alexander’s Holdings, Inc. common stock, par value $0.001, on a pro rata basis, to the holders of FNFV Group common stock, FNF’s tracking stock traded on The NYSE. Holders of FNFV Group common stock received, as a distribution from FNF, approximately 0.17271 shares of J. Alexander’s Holdings, Inc. common stock for every one share of FNFV Group common stock held at the close of business on September 22, 2015, the record date for the Distribution. Concurrent with the Distribution, certain reorganization changes were made resulting in J. Alexander’s Holdings, Inc. owning all of the outstanding Class A Units and becoming the sole managing member of J. Alexander’s Holdings, LLC. The Distribution was completed on September 28, 2015. Further, as evidenced in the executed Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC that was entered into in connection with the reorganization transactions, the members’ equity of J. Alexander’s Holdings, LLC was recapitalized such that the total outstanding Class A Units decreased on September 28, 2015 from 15,930,000 to 15,000,235, in order to mirror the number of outstanding shares of common stock of J. Alexander’s Holdings, Inc. Additionally, the total Class B Units granted to certain members of management, as discussed in Note 1 above, was reduced from 885,000 to 833,346.  On October 6, 2015 1,500,024 Class B Units were issued to Black Knight as well.

As a result of the Distribution, J. Alexander’s Holdings, Inc. is an independent public company and its common stock is listed under the symbol “JAX” on The NYSE, effective September 29, 2015. J. Alexander’s Holdings, Inc. is authorized to issue 40,000,000 shares of capital stock, consisting of 30,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of January 3, 2016 and December 28, 2014, a total of 15,000,235 and zero shares of J. Alexander’s Holdings, Inc. common and preferred stock were outstanding, respectively.

The pertinent rights and privileges of J. Alexander’s Holdings, Inc. outstanding common stock are as follows:

Voting rights. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders.

Dividend rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor. However, we do not intend to pay dividends for the foreseeable future.

Rights upon liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of affairs, the holders of common stock are entitled to share ratably in all assets remaining after payment of debts and other liabilities, subject to prior distribution rights of preferred stock then outstanding, if any.

Other rights. The holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of holders of common stock will be subject to those of the holders of any shares of preferred stock we may issue in the future.

Note 18 - Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of J. Alexander’s Corporation’s Wendy’s operations in 1996, subsidiaries of J. Alexander’s, LLC may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these six leases at January 3, 2016 was approximately $1,300. In connection with the sale of J. Alexander’s Corporation’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of J. Alexander’s, LLC also may remain secondarily liable for a certain real property lease. The total estimated amount of lease payments remaining on this lease at January 3, 2016 was approximately $200. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of J. Alexander’s, LLC may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these four leases as of January 3, 2016 was approximately $460. There have been no payments by subsidiaries of J. Alexander’s, LLC of such contingent liabilities in the history of J. Alexander’s, LLC. Management does not believe any significant loss is likely.

(b)	Tax Contingencies

J. Alexander’s Holdings, Inc. is subject to real property, personal property, business, franchise and income, and sales and use taxes in various jurisdictions within the United States and is regularly under audit by tax authorities. This is believed to be common for the restaurant industry. Management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations for J. Alexander’s Holdings, Inc.

(c)	Litigation Contingencies

J. Alexander’s Holdings, Inc. and its subsidiaries are defendants from time to time in various claims or legal proceedings arising in the ordinary course of business, including claims relating to workers’ compensation matters, labor-related claims, discrimination and similar matters, claims resulting from guest accidents while visiting a restaurant, claims relating to lease and contractual obligations, federal and state tax matters, and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns, and injury or wrongful death under “dram shop” laws that allow a person to sue J. Alexander’s Holdings, Inc. based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants.

Management does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. J. Alexander’s Holdings, Inc. may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal year, which may adversely affect its results of operations, or on occasion, receive settlements that favorably affect its results of operations.

Note 19 – Related-Party Transactions

In connection with the Contribution discussed in Note 1 above, J. Alexander’s Holdings, LLC assumed the FNF Note, which was accounted for as a distribution of capital. The $20,000 FNF Note accrued interest at 12.5% annually, and the interest and principal were payable in full on January 31, 2016. Under the terms of J. Alexander’s, LLC’s Mortgage Loan dated September 3, 2013, the FNF Note was subordinated to the Mortgage Loan. The Amended and Restated Loan Agreement dated December 9, 2014, included a provision whereby, as long as there were no outstanding events of default, the entire FNF Note could be repaid with proceeds from the ongoing offering transaction and up to $10,000 of the debt associated with the FNF Note could be repaid regardless of whether the offering transaction were to occur. On December 15, 2014, a payment of $14,569, representing $10,000 of principal on the FNF Note and $4,569 of accrued interest, was made to FNF. Further, as discussed in Note 11, on May 20, 2015, J. Alexander’s, LLC entered into a financing arrangement with its lender on its existing Mortgage Loan and lines of credit. Under the terms of the new credit facility, a new $10,000 Term Loan was put into place, the purpose of which was to refinance the remaining $10,000 principal balance of the existing FNF Note. On May 20, 2015, J. Alexander’s Holdings, LLC paid the remaining principal balance of $10,000 as well as accrued interest of $542 to FNF which resulted in the FNF Note being paid in full.

During fiscal years 2015, 2014 and 2013, interest expense of $493, $2,479 and $2,139, respectively, was recorded relative to the FNF Note. At January 3, 2016 and December 28, 2014, a liability of $0 and $48, respectively, associated with such interest has been reported in the “Accrued expenses due to related party” line item on the Consolidated Balance Sheets.

FNF also billed J. Alexander’s Holdings, LLC for expenses incurred or payments made on its behalf by FNF, primarily related to third‑party consulting fees and travel expenses for employees and the board of managers. These expenses totaled $3, $14 and $31 for

2015, 2014 and 2013, respectively, and no accrual was needed for such costs at January 3, 2016 or December 28, 2014. J. Alexander’s Holdings, LLC also reimbursed FNF for certain franchise tax payments made on its behalf, and an accrual at December 28, 2014 of $42 is included in the “Accrued expenses due to related party” line item on the Consolidated Balance Sheets for such payments.

As discussed in detail in Note 3 above, Stoney River was contributed to J. Alexander’s Holdings, LLC by FNH on the Contribution Date. Subsequent to that date, the former operating parent of Stoney River, ABRH, LLC (“ABRH”), provided the use of its internal audit function to perform internal controls testing on behalf of FNF, as well as to perform certain operational audits at the restaurant level. J. Alexander’s Holdings, LLC was billed by ABRH for these services, which totaled $0, $50 and $34 of general and administrative expense for fiscal years 2015, 2014 and 2013, respectively, and at January 3, 2016 and December 28, 2014, an accrual of $0 and $1 was included in the “Accrued expenses due to related party” line item on the Consolidated Balance Sheets.

As discussed in Note 1 above, on September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight will provide corporate and strategic advisory services to J. Alexander’s Holdings, LLC. The principal member of Black Knight is William P. Foley, II, Senior Managing Director of FNFV and Chairman of the Board of FNF. The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of FNFV and FNF.

As discussed above, under the Management Consulting Agreement, J. Alexander’s Holdings, LLC has issued Black Knight non-voting Class B Units and is required to pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC will also reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the Management Consulting Agreement, “Adjusted EBITDA” means J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.

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

During fiscal year 2015, management fees and reimbursable out-of-pocket costs of $251 and $11, respectively, were recorded relative to the Black Knight Management Consulting Agreement. Such costs are presented as a component of “General and administrative expenses” on the Consolidated Statements of Income and Comprehensive Income.

As discussed in Note 15 above, a grant of an additional 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”). The Black Knight Grant has a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of J. Alexander’s Holdings, Inc. common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of J. Alexander’s Holdings, Inc. common stock over the five trading days following the distribution date of September 28, 2015. The Class B Units granted to Black Knight will vest in equal installments on the first, second, and third anniversaries of the grant date, and will be subject to acceleration upon a change in control of J. Alexander’s Holdings, Inc. or J. Alexander’s Holdings, LLC, the termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC without cause or the termination of the Management Consulting Agreement by Black Knight as a result of J. Alexander’s Holdings, LLC’s breach of the Management Consulting Agreement. The Black Knight Grant will be measured at fair value at each reporting date through the date of vesting, and will be recognized as a component of continuing income in future financial statements of J. Alexander’s Holdings, Inc. The fiscal year 2015 valuation of the Black Knight Grant was $8,062. Vested Class B Units held by Black Knight may be exchanged for shares of common stock of J. Alexander’s Holdings, Inc. However, upon termination of the Management Consulting Agreement for any reason, Black Knight must exchange its Class B Units within 90 days or such units will be forfeited for no consideration.

During fiscal year 2015, Black Knight profits interest expense of $661 was recorded relative to the Black Knight Grant. Such expense is presented as a component of “General and administrative expenses” on the Consolidated Statements of Income and Comprehensive Income.

Note 20 –Non-controlling Interest

As discussed in Note 15 above, on January 1, 2015, J. Alexander’s Holdings, LLC adopted its 2015 Management Incentive Plan and granted equity incentive awards to certain members of management in the form of Class B Units. The Class B Units are profits interests in J. Alexander’s Holdings, LLC.  Additionally, on October 6, 2015, J. Alexander’s Holdings, LLC granted Class B Units representing profits interests to Black Knight.  The aforementioned awards allow for the distribution of earnings in J. Alexander’s Holdings, LLC in the event that the hurdle amounts and vesting requirements of each respective grant are met and, as such, represent non-controlling interests in J. Alexander’s Holdings, LLC.  As of January 3, 2016, no units have vested under either profits interest grant and, therefore, no income has been attributed to the non-controlling interest for fiscal year 2015.  However, a non-controlling interest balance has been presented on the Consolidated Balance Sheets and Statements of Membership / Stockholders’ Equity in the amount of $1,184 which represents profits interest compensation expense recorded by J. Alexander’s Holdings, Inc. for fiscal year 2015.  Such compensation costs have been reflected in the “General and administrative expenses” line item of the Consolidated Statements of Income and Comprehensive Income for fiscal year 2015.

Note 21 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended January 3, 2016 and December 28, 2014 (in thousands, except per share amounts):

	2015 Quarters ended
	March 29	June 28	September 27	January 3
Net sales	$56,184	$53,091	$49,335	$59,304
Operating income (loss)	5,375	1,098	(2,265)	4,192
Income (loss) from continuing operations
before income taxes	4,958	785	(2,437)	4,033
Net income (loss)	4,771	740	(2,477)	2,321
Basic earnings (loss) per share
Income (loss) from continuing operations,
net of tax	$0.33	$0.06	$(0.16)	$0.16
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings (loss) per share	$0.32	$0.05	$(0.17)	$0.15
Diluted earnings (loss) per share
Income (loss) from continuing operations,
net of tax	$0.33	$0.06	$(0.16)	$0.16
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings (loss) per share	$0.32	$0.05	$(0.17)	$0.15

	2014 Quarters ended
	March 30	June 29	September 28	December 28
Net sales	$52,356	$49,840	$46,725	$53,312
Operating income	4,911	3,303	728	3,148
Income from continuing operations
before income taxes	4,175	2,624	16	2,471
Net income (loss)	4,023	2,515	(215)	2,192
Basic earnings (loss) per share
Income (loss) from continuing operations,
net of tax	$0.28	$0.17	$(0.01)	$0.15
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings (loss) per share	$0.27	$0.17	$(0.01)	$0.15
Diluted earnings (loss) per share
Income (loss) from continuing operations,
net of tax	$0.28	$0.17	$(0.01)	$0.15
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings (loss) per share	$0.27	$0.17	$(0.01)	$0.15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)

Management’s Report on Internal Control over Financial Reporting. This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies. In addition, because we are an "emerging growth company" under the Jumpstart Our Business Startups Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

(c)

Changes in internal controls. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item with respect to directors of the Company will appear in, and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 3, 2016.

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics applicable to the members of the Board of Directors and the Company’s officers, including its Chief Executive Officer and Chief Financial Officer. The Company’s Code of Business Conduct and Ethics is posted on its website at www.jalexandersholdings.com, or a copy can be requested by writing to the following address: J. Alexander’s Holdings, Inc., Suite 260, 3401 West End Avenue, Nashville, Tennessee 37203. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics on its website.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 3, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 3, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 3, 2016.

Item 14. Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 3, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)

The Consolidated Financial Statements of J. Alexander’s Holdings, Inc. and its subsidiaries, including the notes thereto, are included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(2)

Financial statement schedules are not included because they are inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(3)

The exhibits required to be filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report on Form 10-K beginning on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: March 30, 2016	By:	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Lonnie J. Stout II	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2016
Lonnie J. Stout II

/s/ Mark A. Parkey	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 30, 2016
Mark A. Parkey

/s/ Jessica H. Root	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 30, 2016
Jessica H. Root

/s/ Douglas K. Ammerman	Director	March 30, 2016
Douglas K. Ammerman

/s/ Timothy T. Janszen	Director	March 30, 2016
Timothy T. Janszen

/s/ Ronald B. Maggard, Sr.	Director	March 30, 2016
Ronald B. Maggard, Sr.

/s/ Frank R. Martire	Director	March 30, 2016
Frank R. Martire

/s/ Raymond R. Quirk	Director	March 30, 2016
Raymond R. Quirk

J. Alexander’s Holdings, Inc.

Index of Exhibits

Reference Number per Item 601 of Regulation S-K	Description

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

3.4

Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, dated September 28, 2015 (Exhibit 3.4 of Quarterly Report on Form 10-Q filed November 9, 2015 (File No. 1-37473), is incorporated herein by reference).

10.1

Tax Matters Agreement between Fidelity National Financial, Inc. and J. Alexander’s Holdings, Inc., dated September 16, 2015 (Exhibit 10.2 of Current Report on 8-K filed September 17, 2015 (File No. 1-37473), is incorporated herein by reference).

10.2

Management Consulting Agreement between Black Knight Advisory Services, LLC and J. Alexander’s Holdings, LLC, dated September 28, 2015 (Exhibit 10.1 of Quarterly Report on Form 10-Q filed November 9, 2015 (File No. 1-37473), is incorporated herein by reference).

10.3	Management Company Unit Grant Agreement, dated October 6, 2015(Exhibit 10.2 of Quarterly Report on Form 10-Q filed November 9, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.4

Amended and Restated Loan Agreement, dated December 9, 2014, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.5 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).

10.5

Second Amended and Restated Loan Agreement, dated May 20, 2015, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.6 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).

10.6	J. Alexander’s Holdings, LLC 2015 Management Incentive Plan (Exhibit 10.7 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.7	J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan (Exhibit 10.1 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.8

Form of Non-Qualified Stock Option Award Agreement under the J. Alexander’s Holdings, Inc. 2015 Stock Incentive Plan (Exhibit 10.2 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.9

Form of Incentive Stock Option Award Agreement under the J. Alexander’s Holdings, Inc. 2015 Stock Incentive Plan (Exhibit 10.3 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.10	J. Alexander’s Corporation Deferred Compensation Plan (Exhibit 10.11 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.11

Employment Agreement, dated December 26, 2008, by and among J. Alexander’s Corporation and Lonnie J. Stout II (Exhibit 10.12 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

E-1

Reference Number per Item 601 of Regulation S-K	Description
10.12

Amended and Restated Salary Continuation Agreement, dated December 26, 2008, with Lonnie J. Stout II (Exhibit 10.13 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.13

Severance Benefits Agreement, dated September 13, 1989, between J. Alexander’s Corporation and Lonnie J. Stout II, as amended (Exhibit 10.14 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.14

Letter Agreement, dated July 30, 2012, by and among J. Alexander’s Corporation, Fidelity National Financial, Inc., Fidelity Newport Holdings, LLC, American Blue Ribbon Holdings, Inc. and Lonnie J. Stout II (Exhibit 10.15 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.15

Employment Agreement, dated December 26, 2008, by and among J. Alexander’s Corporation and J. Michael Moore (Exhibit 10.16 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.16

Amended and Restated Salary Continuation Agreement, dated December 26, 2008, with J. Michael Moore  (Exhibit 10.17 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.17

Letter Agreement, dated July 30, 2012, by and among J. Alexander’s Corporation, Fidelity National Financial, Inc., Fidelity Newport Holdings, LLC, American Blue Ribbon Holdings, Inc. and J. Michael Moore (Exhibit 10.18 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.18

Employment Agreement, dated December 26, 2008, by and among J. Alexander’s Corporation and Mark A. Parkey (Exhibit 10.19 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.19

Amended and Restated Salary Continuation Agreement, dated December 26, 2008, with Mark A. Parkey  (Exhibit 10.20 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.20

Letter Agreement, dated July 30, 2012, by and among J. Alexander’s Corporation, Fidelity National Financial, Inc., Fidelity Newport Holdings, LLC, American Blue Ribbon Holdings, Inc. and Mark A. Parkey (Exhibit 10.21 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.21

Letter Agreement, dated July 1, 2014, by and among J. Alexander’s, LLC and Mark A. Parkey (Exhibit 10.22 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.22	Form of J. Alexander’s Holdings, LLC Unit Grant Agreement (Exhibit 10.8 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.23	Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Douglas K. Ammerman

10.24	Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Timothy T. Janszen

10.25	Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Ronald B. Maggard, Sr.

10.26	Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Frank R. Martire

10.27	Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Raymond R. Quirk

10.28	Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Lonnie J. Stout II

21.1	List of subsidiaries of J. Alexander’s Holdings, Inc. (Exhibit 21.1 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

E-2

Reference Number per Item 601 of Regulation S-K	Description

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

XBRL (Extensible Business Reporting Language) The following materials from the Annual Report on Form 10-K for the year ended January 3, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	Denotes executive compensation plan or arrangement.

E-3