Form 10-Q
period 2016-04-03
J. Alexander's Holdings, Inc.
filed 2016-05-17
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 3, 2016

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

As of May 16, 2016, 14,946,985 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	April 3	January 3
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$10,603	$13,424
Accounts and notes receivable	478	406
Accounts receivable from related party	-	12
Inventories	2,255	2,198
Prepaid expenses and other current assets	2,160	2,939
Total current assets	15,496	18,979
Other assets	6,106	6,388
Property and equipment, at cost, less accumulated depreciation and amortization of $27,800 and $25,686 as of April 3, 2016 and January 3, 2016, respectively	88,660	89,313
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,155	25,155
Deferred charges, less accumulated amortization of $154 and $137 as of April 3, 2016 and January 3, 2016, respectively	251	264
Total assets	$151,405	$155,836

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,004	$6,347
Accrued expenses and other current liabilities	8,541	11,325
Unearned revenue	2,533	3,214
Current portion of long-term debt	1,667	1,667
Total current liabilities	16,745	22,553
Long-term debt, net of portion classified as current and deferred loan costs	18,831	19,226
Deferred compensation obligations	5,797	5,715
Deferred income taxes	4,079	5,002
Other long-term liabilities	4,575	4,537
Total liabilities	50,027	57,033
Commitments and contingencies	-	-
Stockholders' Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding of 14,946,985 and 15,000,235 shares as of April 3, 2016 and January 3, 2016, respectively	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of April 3, 2016 or January 3, 2016	-	-
Additional paid-in-capital	95,384	95,283
Retained earnings	4,072	2,321
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	99,471	97,619
Non-controlling interests	1,907	1,184
Total stockholders' equity	101,378	98,803
Total liabilities and stockholders' equity	$151,405	$155,836

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited in thousands, except per share amounts)

	Quarter Ended
	April 3	March 29
	2016	2015
Net sales	$56,879	$56,184
Costs and expenses:
Cost of sales	18,090	17,447
Restaurant labor and related costs	16,939	16,415
Depreciation and amortization of restaurant property and equipment	2,172	1,994
Other operating expenses	11,012	10,910
Total restaurant operating expenses	48,213	46,766
Transaction and integration expenses	47	62
General and administrative expenses	5,109	3,978
Pre-opening expenses	338	2
Total operating expenses	53,707	50,808
Operating income	3,172	5,376
Other income (expense):
Interest expense	(182)	(443)
Other, net	9	28
Total other expense	(173)	(415)
Income from continuing operations before income taxes	2,999	4,961
Income tax expense	(603)	(82)
Loss from discontinued operations, net	(106)	(106)
Net income	$2,290	$4,773

Basic earnings per share:
Income from continuing operations, net of tax	$0.16	$0.33
Loss from discontinued operations, net	(0.01)	(0.01)
Basic earnings per share	$0.15	$0.32

Diluted earnings per share:
Income from continuing operations, net of tax	$0.16	$0.33
Loss from discontinued operations, net	(0.01)	(0.01)
Diluted earnings per share	$0.15	$0.32

Weighted-average common shares outstanding:
Basic	14,998	15,000
Diluted	15,019	15,000

Comprehensive income	$2,290	$4,773

 See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling Interests	Total
Balances at January 3, 2016	15,000,235	$15	$95,283	$2,321	$1,184	$98,803
Purchases of common stock	(53,250)	-	-	(539)	-	(539)
Share-based compensation	-	-	101	-	723	824
Net income	-	-	-	2,290	-	2,290
Balances at April 3, 2016	14,946,985	$15	$95,384	$4,072	$1,907	$101,378

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Quarter Ended
	April 3	March 29
	2016	2015
Cash flows from operating activities:
Net income	$2,290	$4,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,238	2,071
Equity-based compensation expense	824	129
Other, net	(508)	145
Changes in assets and liabilities:
Accounts and notes receivable	(60)	(3)
Prepaid expenses and other current assets	779	(1,286)
Accounts payable	(1,072)	(912)
Accrued expenses and other current liabilities	(3,036)	(2,984)
Other assets and liabilities, net	(528)	192
Net cash provided by operating activities	927	2,125

Cash flows from investing activities:
Purchase of property and equipment	(2,902)	(3,005)
Other investing activities	(143)	(45)
Net cash used in investing activities	(3,045)	(3,050)

Cash flows from financing activities:
Payments on long-term debt and obligations under capital leases	(417)	(421)
Other financing activities	(286)	-
Net cash used in financing activities	(703)	(421)
Decrease in cash and cash equivalents	(2,821)	(1,346)
Cash and cash equivalents at beginning of period	13,424	13,301
Cash and cash equivalents at end of period	$10,603	$11,955

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$1,845	$1,444
Property and equipment obligations accrued at end of period	574	792
Cash paid for interest	168	116
Cash paid for income taxes	1,145	14

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollars in thousands except per share data)

Note 1 – Organization and Business

Acquisition and Ownership by FNF

On September 26, 2012, Fidelity National Financial, Inc. (“FNF”) acquired substantially all of the outstanding common stock of J. Alexander’s Corporation, a publicly traded company, in a tender offer, followed by a merger (the “J. Alexander’s Acquisition”), after which FNF owned all of the outstanding common stock of J. Alexander’s Corporation. The outstanding shares of common stock were delisted and deregistered from the NASDAQ Global Select Market, and J. Alexander’s Corporation was subsequently converted from a corporation to a limited liability company, J. Alexander’s, LLC (the “Operating Company”), on October 30, 2012. The J. Alexander’s Acquisition was treated as an acquisition for accounting purposes with FNF as the acquirer and J. Alexander’s Corporation as the acquiree, and resulted in FNF owning a 100% interest in the Operating Company. Purchase accounting was applied as of October 1, 2012, as the four days between the purchase transaction and the beginning of the fourth quarter were not considered significant. FNF thereafter contributed the ownership of the Operating Company to Fidelity National Special Opportunities, Inc. (“FNSO”), a wholly owned subsidiary of FNF, subsequent to the J. Alexander’s Acquisition. FNSO was subsequently converted to Fidelity National Financial Ventures, LLC (“FNFV”). For purposes of these Condensed Consolidated Financial Statements, FNSO, FNFV and FNF are collectively referred to as “FNF”.

On February 6, 2013, J. Alexander’s Holdings, LLC was formed as a Delaware limited liability company, and on February 25, 2013, 100% of the membership interests of the Operating Company were contributed by FNF to J. Alexander’s Holdings, LLC in exchange for a 72.1% membership interest in J. Alexander’s Holdings, LLC. Additionally, on February 25, 2013, 100% of the membership interests of Stoney River Management Company, LLC and subsidiaries (“Stoney River Management”) were contributed by Fidelity Newport Holdings, LLC (“FNH”), a majority-owned subsidiary of FNF, to J. Alexander’s Holdings, LLC in exchange for a 27.9% membership interest in J. Alexander’s Holdings, LLC (the “Contribution”). J. Alexander’s Holdings, LLC then contributed Stoney River Management to the Operating Company.  References herein to operations and assets of J. Alexander’s Holdings, LLC may also refer to its consolidated subsidiaries.

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

Separation from FNF

On August 15, 2014, J. Alexander’s Holdings, Inc., an affiliate of J. Alexander’s Holdings, LLC, was incorporated in the state of Tennessee. On October 28, 2014, J. Alexander’s Holdings, Inc. filed a registration statement on Form S-1 with the United States Securities and Exchange Commission relating to a proposed initial public offering of its common stock and a restructuring pursuant to which J. Alexander’s Holdings, Inc. would become the managing member of J. Alexander’s Holdings, LLC. On February 18, 2015, FNF announced its intentions to pursue a spin-off (the “Spin-off”) of J. Alexander’s Holdings, LLC to shareholders of FNFV as an alternative to the previously proposed initial public offering of the J. Alexander’s Holdings, Inc. common stock. On June 24, 2015, J. Alexander’s Holdings, Inc. filed a request for the withdrawal of the registration statement on Form S-1 and subsequently filed a registration statement on Form 10 on the same date in connection with the aforementioned Spin-off.

On September 16, 2015, J. Alexander’s Holdings, Inc. entered into a separation and distribution agreement with FNF, pursuant to which FNF agreed to distribute 100% of its shares of J. Alexander’s Holdings, Inc. common stock, par value $0.001, on a pro rata basis, to the holders of FNFV common stock, FNF’s tracking stock traded on The New York Stock Exchange (“The NYSE”). Holders of FNFV common stock received, as a distribution from FNF, approximately 0.17271 shares of J. Alexander’s Holdings, Inc. common stock for every one share of FNFV common stock held at the close of business on September 22, 2015, the record date for the distribution (the “Distribution”). As a result of the Distribution, J. Alexander’s Holdings, Inc. issued a total of 15,000,235 shares of common stock.  Concurrent with the Distribution, certain reorganization changes were made resulting in J. Alexander’s Holdings, Inc. becoming the sole managing member of J. Alexander’s Holdings, LLC. The Distribution was completed on September 28, 2015. Further, as evidenced in the executed Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC entered into in connection with the reorganization transactions, the members’ equity of J. Alexander’s Holdings, LLC was recapitalized such that the total outstanding Class A Units decreased on September 28, 2015 from 15,930,000 to 15,000,235, in order to mirror the number of outstanding shares of common stock of J. Alexander’s Holdings, Inc.  Additionally, the total Class B Units granted to certain members of management as discussed above was reduced from 885,000 to 833,346.

On September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight Advisory Services, LLC (“Black Knight”), pursuant to which Black Knight provides corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  In accordance with the Management Consulting Agreement, J. Alexander’s Holdings, LLC granted 1,500,024 Class B Units to Black Knight as a profits interest grant on October 6, 2015.

As a result of the Distribution, J. Alexander’s Holdings, Inc. is an independent public company and its common stock is listed under the symbol “JAX” on The NYSE, effective September 29, 2015.  As of April 3, 2016, a total of 14,946,985 shares of J. Alexander’s Holdings, Inc. common stock, par value $0.001, were outstanding.

On October 29, 2015, the J. Alexander’s Holdings, Inc. Board of Directors authorized a share repurchase program for up to 1,500,000 shares of J. Alexander’s Holdings, Inc.’s outstanding common stock over the next three years ending October 29, 2018. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amounts of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate J. Alexander’s Holdings, Inc. to acquire any particular amount of stock. As of April 3, 2016, 53,250 shares have been repurchased under this program at an aggregate purchase price of $539.

Business of J. Alexander’s

From its inception, J. Alexander’s has gone to great lengths to avoid operating as, or being perceived as, a chain concept. The objective from the beginning has been to operate as a collection of restaurants dedicated to providing guests with the highest quality of food, levels of professional service and ambiance in each of the markets being served. In an effort to further this vision, and also to allow selected locations to expand feature menu offerings available to guests on a seasonal or rotational basis, a number of locations previously operated as J. Alexander’s restaurants are being converted to restaurants operating under the name Redlands Grill. During fiscal year 2015, 12 locations formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations. Management anticipates that use of the Redlands Grill name will also allow for expansion into certain markets which may currently have a J. Alexander’s and/or Stoney River Steakhouse and Grill (“Stoney River”) restaurant that might not otherwise have been considered viable for expansion opportunities. Assuming the initial transitions are successfully completed, management anticipates a total of 14 to 16 Redlands Grill locations will be transitioned to this concept.

J. Alexander’s Holdings, Inc., through its subsidiaries, owns and operates full service, upscale restaurants under the J. Alexander’s, Redlands Grill and Stoney River concepts. At both April 3, 2016 and January 3, 2016, restaurants operating within the J. Alexander’s concept consisted of 19 restaurants in nine states. At April 3, 2016 and January 3, 2016, restaurants operating within the Stoney River concept consisted of 11 and 10 locations within six states, respectively, as one new Stoney River restaurant began operations during the first quarter of 2016 in Germantown, Tennessee. As noted above, during fiscal year 2015, 12 locations within eight states formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations. Each concept’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States. J. Alexander’s Holdings, Inc. does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended April 3, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2017. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the fiscal year ended January 3, 2016 included in the Annual Report on Form 10-K of J. Alexander’s Holdings, Inc. filed with the SEC on March 30, 2016.

Total comprehensive income is comprised solely of net income for all periods presented.

(b)   Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of J. Alexander’s Holdings, Inc. as well as the accounts of its majority-owned subsidiaries. All intercompany profits, transactions, and balances between J. Alexander’s Holdings, Inc. and its subsidiaries have been eliminated. Certain amounts from the prior year have been reclassified to conform to the current year’s presentation.

As discussed in Note 1, as a result of the Distribution, certain reorganization changes were made resulting in J. Alexander’s Holdings, Inc. owning all of the outstanding Class A Units and becoming the sole managing member of J. Alexander’s Holdings, LLC.  The reorganization transactions were accounted for as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) 805-50 Transactions between Entities under Common Control, and as such, J. Alexander’s Holdings, Inc. recognized the assets and liabilities transferred at their carrying amounts on the date of transfer.  J. Alexander’s Holdings, Inc. is a holding company with no direct operations that holds as its sole asset an equity interest in J. Alexander’s Holdings, LLC, and relies on J. Alexander’s Holdings, LLC to provide it with funds necessary to meet any financial obligations.  The Condensed Consolidated Financial Statements for periods prior to the Distribution date of September 28, 2015 represent the historical operating results and financial position of J. Alexander’s Holdings, LLC.

(c)	Fiscal Year

The J. Alexander’s Holdings, Inc. fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. The quarters ended April 3, 2016 and March 29, 2015 each included 13 weeks of operations. Fiscal year 2016 will include 52 weeks of operations, and fiscal year 2015 included 53 weeks of operations.

(d)	Discontinued Operations

During the 2013 fiscal year, three underperforming J. Alexander’s restaurants were closed. The decision to close these restaurants was the result of an extensive review of the J. Alexander’s restaurant portfolio that examined each restaurant’s recent and historical financial and operating performance, its position in the marketplace, and other operating considerations. Two of these restaurants were considered to be discontinued operations. The $106 loss from discontinued operations included in the quarters ended April 3, 2016 and March 29, 2015, respectively, consists solely of exit and disposal costs which are primarily related to continuing obligations under leases for closed locations. There were no related assets reclassified as held for sale related to these closures, as there were no significant remaining assets related to these locations subsequent to the asset impairment charges being recorded at the time of closure in fiscal 2013.

(e)	Transaction Costs

Transaction costs associated with the J. Alexander’s Acquisition and the Spin-off discussed in Note 1 above were incurred, totaling $47 and $62 for the first quarter of 2016 and 2015, respectively.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and to a lesser extent other professional fees and miscellaneous costs.

(f)	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards.  Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose. The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method, if dilutive.  The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive. Refer to Note 3 – Earnings per Share for the basic and diluted earnings per share calculations and additional discussion.

As stated above, the periods prior to the Distribution presented in the accompanying Condensed Consolidated Financial Statements represent the historical operating results and financial position of J. Alexander’s Holdings, LLC.  For comparison purposes, earnings per share amounts are calculated for such periods using a weighted-average number of common shares outstanding based on the number of shares outstanding on the Distribution date as if all shares had been outstanding since the first day of the earliest period presented.

(g)	Non-controlling Interests

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of J. Alexander’s Holdings, Inc. attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders. As of April 3, 2016 and January 3, 2016, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $1,907 and $1,184, respectively, and consist solely of the non-cash compensation expense relative to the profits interest awards to management and Black Knight. The vesting requirements under either grant entitling Class B Unit holders to distributions of earnings of J. Alexander’s Holdings, LLC had not been met as of April 3, 2016 and, therefore, no allocation of net income was made to non-controlling interests for the first quarters of 2016 or 2015.

(h)	Use of Estimates

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

(i)	Segment Reporting

J. Alexander’s Holdings, Inc. through its subsidiaries owns and operates full-service, upscale restaurants under three concepts exclusively in the United States that have similar economic characteristics, products and services, class of customer and distribution methods. J. Alexander’s Holdings, Inc. believes it meets the criteria for aggregating its operating segments into a single reportable segment.

(j)	Share Repurchases

As stated in Note 1, the J. Alexander’s Holdings, Inc. Board of Directors has authorized a share repurchase program, pursuant to which a total of 53,250 shares were repurchased during the first quarter of 2016 for an aggregate purchase price of $539. Pursuant to Tennessee state law, the repurchased shares were retired and are now authorized and unissued shares.  The repurchases and retirements were recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a reduction to retained earnings in accordance with ASC 505-30, Equity – Treasury Stock.

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
(Dollars and shares in thousands, except per share amounts)	April 3	March 29
	2016	2015
Numerator:
Income from continuing operations, net of tax	$2,396	$4,879
Loss from discontinued operations, net	(106)	(106)
Net income	$2,290	$4,773
Denominator:
Weighted average shares (denominator for basic earnings per share)	14,998	15,000
Effect of dilutive securities	21	-
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	15,019	15,000

Basic earnings per share:
Income from continuing operations, net of tax	$0.16	$0.33
Loss from discontinued operations, net	(0.01)	(0.01)
Basic earnings per share	$0.15	$0.32
Diluted earnings per share:
Income from continuing operations, net of tax	$0.16	$0.33
Loss from discontinued operations, net	(0.01)	(0.01)
Diluted earnings per share	$0.15	$0.32

Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose. The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method. The 833,346 Class B Units associated with management’s profits interest awards are not considered to be dilutive as the applicable hurdle rate had not been met as of April 3, 2016, and, therefore, are excluded for the purpose of the diluted earnings per share calculation.  However, the Black Knight profits interest Class B Units are considered to be dilutive as the hurdle rate had been met as of April 3, 2016, and are included in the diluted earnings per share calculation accordingly.  The impact of the exchange of the 1,500,024 Black Knight Class B Units on the diluted earnings per share calculation was 21,206 additional shares for the quarter ended April 3, 2016. The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive. The 437,000 stock option awards outstanding as of April 3, 2016 were considered anti-dilutive and, therefore, are excluded from the diluted earnings per share calculation.

As stated above, the periods prior to the Distribution presented in the accompanying Condensed Consolidated Financial Statements represent the historical operating results and financial position of J. Alexander’s Holdings, LLC.  For comparison purposes, earnings per share amounts are calculated for such periods using a weighted-average number of common shares outstanding based on the number of shares outstanding on the Distribution date as if all shares had been outstanding since the first day of the earliest period presented.

Note 4 – Income Taxes

Prior to the reorganization transactions discussed in Note 1 above, J. Alexander’s Holdings, LLC was responsible for minimal state and local taxes as a result of its partnership tax status treatment.  However, effective as of September, 28, 2015, the portion of J. Alexander’s Holdings, LLC’s income allocable to J. Alexander’s Holdings, Inc. is subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates.

The net effective tax rate for the quarters ended April 3, 2016 and March 29, 2015 was 20.8% and 1.7%, respectively. The net effective tax rate for the quarter ended March 29, 2015 was due to minimal state and local taxes at the J. Alexander’s Holdings, LLC level while the net effective tax rate for the quarter ended April 3, 2016 reflects the fact that J. Alexander’s Holdings, Inc. is now responsible for the federal and state taxes relative to the allocable share of income of J. Alexander’s Holdings, Inc. and its subsidiaries.  The factors that cause the net effective tax rate to vary from the federal statutory rate of 35% in the first quarter of 2016 include the impact of the FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of J. Alexander’s Corporation’s Wendy’s operations in 1996, subsidiaries of J. Alexander’s, LLC may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these six leases at April 3, 2016 was approximately $1,203. In connection with the sale of J. Alexander’s Corporation’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of J. Alexander’s, LLC also may remain secondarily liable for a certain real property lease. The total estimated amount of lease payments remaining on this lease at April 3, 2016 was approximately $190. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of J. Alexander’s, LLC may remain secondarily liable for certain real property leases with remaining terms of one to four years. The total estimated amount of lease payments remaining on these three leases as of April 3, 2016 was approximately $425. There have been no payments by subsidiaries of J. Alexander’s, LLC of such contingent liabilities in the history of J. Alexander’s, LLC. Management does not believe any significant loss is likely.

(b)	Tax Contingencies

J. Alexander’s Holdings, Inc. is subject to real property, personal property, business, franchise, income and sales and use taxes in various jurisdictions within the United States and is regularly under audit by tax authorities. This is believed to be common for the restaurant industry. Management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations for J. Alexander’s Holdings, Inc.

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

Management does not believe that any of the legal proceedings pending against J. Alexander’s Holdings, Inc. as of the date of this report will have a material adverse effect on J. Alexander’s Holdings, Inc.’s liquidity or financial condition. J. Alexander’s Holdings, Inc. may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal year, which may adversely affect its results of operations, or on occasion, receive settlements that favorably affect its results of operations.

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
Level 2

Defined as observable inputs other than Level 1 prices. These include quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3

Defined as unobservable inputs for which little or no market data exists, therefore, requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

The following tables present J. Alexander’s Holdings, Inc.’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2016 and January 3, 2016:

	As of April 3, 2016
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust)	$68	$-	$-
U.S. government obligations (as held in the Trust)	700	-	-
Corporate bonds (as held in the Trust)	1,647	-	-
Cash surrender value - life insurance (as held in the Trust)	-	1,952	-
Total	$2,415	$1,952	$-

	As of January 3, 2016
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust)	$1,205	$-	$-
U.S. government obligations (as held in the Trust)	700	-	-
Corporate bonds (as held in the Trust)	510	-	-
Cash surrender value - life insurance (as held in the Trust)	-	1,948	-
Total	$2,415	$1,948	$-

Cash and cash equivalents are classified as Level 1 of the fair value hierarchy as they represent cash held in a rabbi trust (the “Trust”) managed by the Pinnacle Bank trust department.  Cash held in the Trust is invested through an overnight repurchase agreement the investments of which may include U.S. Treasury securities, such as bonds or Treasury bills, and other agencies of the U.S. government.  Such investments are valued using quoted market prices in active markets.

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

As of April 3, 2016 and January 3, 2016, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates, because of the close proximity of recent refinancing transactions to the dates of these Condensed Consolidated Financial Statements.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the quarters ended April 3, 2016 and March 29, 2015.

Note 7 – Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No. 2015-03 is effective for reporting periods beginning after December 15, 2015.  J. Alexander’s Holdings, Inc. adopted the standard as of April 3, 2016 and has retrospectively applied the standard to all periods presented. Accordingly, unamortized debt issuance costs of $335 and $357 have been reclassified from Deferred Charges to offset Long-term Debt in the Condensed Consolidated Balance Sheets as of April 3, 2016 and January 3, 2016, respectively.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. J. Alexander’s Holdings, Inc. is currently evaluating the effect of this update on its Condensed Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This update also impacts the earnings per share calculation.  ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein.  Early application is permitted. J. Alexander’s Holdings, Inc. adopted this guidance in the first quarter of fiscal year 2016 and it did not have a significant impact on its Condensed Consolidated Financial Statements and related disclosures.

Note 8 – Related Party Transactions

In connection with the Contribution discussed in Note 1 above, J. Alexander’s Holdings, LLC assumed from FNFV a promissory note payable to FNF in the principal amount of $20,000 (the “FNF Note”), which was accounted for as a distribution of capital. The FNF Note accrued interest at 12.5% annually, and the interest and principal were payable in full on January 31, 2016. Under the terms of J. Alexander’s, LLC’s term loan dated September 3, 2013, the FNF Note was subordinated to the term debt. The Amended and Restated Loan Agreement dated December 9, 2014, included a provision whereby, as long as there were no outstanding events of default, the entire FNF Note could be repaid with proceeds from the ongoing offering transaction and up to $10,000 of the debt associated with the FNF Note could be repaid regardless of whether the offering transaction were to occur. On December 15, 2014, a payment of $14,569, representing $10,000 of principal on the FNF Note and $4,569 of accrued interest, was made to FNF. Further, on May 20, 2015, J. Alexander’s, LLC entered into a financing arrangement with the financial institution that is the lender on its existing term loan and lines of credit. Under the terms of the new credit facility, a new $10,000 term loan was put into place, the purpose of which was to refinance the remaining $10,000 principal balance of the existing FNF Note. On May 20, 2015, J. Alexander’s Holdings, LLC paid the remaining principal balance of $10,000 as well as accrued interest of $542 to FNF which resulted in the FNF Note being paid in full.

During the quarters ended April 3, 2016 and March 29, 2015, interest expense of $0 and $316, respectively, was recorded relative to the FNF Note.

FNF also billed J. Alexander’s Holdings, LLC for expenses incurred or payments made on its behalf by FNF, primarily related to third party consulting fees, travel expenses for employees and the board of managers, and franchise tax payments. These expenses totaled $0 and $3 for the quarters ended April 3, 2016 and March 29, 2015, respectively.

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

The Management Consulting Agreement will continue in effect for an initial term of seven years and be renewed for successive one-year periods thereafter unless earlier terminated (i) by J. Alexander’s Holdings, LLC upon at least six months’ prior notice to Black Knight or (ii) by Black Knight upon 30 days’ prior notice to J. Alexander’s Holdings, LLC. In the event that the Management Consulting Agreement is terminated by J. Alexander’s Holdings, LLC prior to the tenth anniversary thereof, or Black Knight terminates the Management Consulting Agreement within 180 days after a change of control, J. Alexander’s Holdings, LLC will be obligated to pay to Black Knight an early termination payment equal to the product of (i) the annual base fee for the most recent fiscal year and (ii) the difference between ten and the number of years that have elapsed under the Management Consulting Agreement, provided that in the event of such a termination following a change of control event, the multiple of the annual base fee to be paid shall not exceed three.

During the quarter ended April 3, 2016, management fees and reimbursable out-of-pocket costs of $151 and $9, respectively, were recorded relative to the Black Knight Management Consulting Agreement. Such costs are presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.

As discussed in Note 1 above, a grant of an additional 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”). The Black Knight Grant has a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of J. Alexander’s Holdings, Inc. common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of J. Alexander’s Holdings, Inc. common stock over the five trading days following the distribution date of September 28, 2015. The Class B Units granted to Black Knight will vest in equal installments on the first, second, and third anniversaries of the grant date, and will be subject to acceleration upon a change in control of J. Alexander’s Holdings, Inc. or J. Alexander’s Holdings, LLC, the termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC without cause or the termination of the Management Consulting Agreement by Black Knight as a result of J. Alexander’s Holdings, LLC’s breach of the Management Consulting Agreement. The Black Knight Grant will be measured at fair value at each reporting date through the date of vesting, and will be recognized as a component of continuing income in future financial statements of J. Alexander’s Holdings, Inc. The valuation of the Black Knight Grant for the quarter ended April 3, 2016 was $7,592. Vested Class B Units held by Black Knight may be exchanged for shares of common stock of J. Alexander’s Holdings, Inc. However, upon termination of the Management Consulting Agreement for any reason, Black Knight must exchange its Class B Units within 90 days or such units will be forfeited for no consideration.

During the quarter ended April 3, 2016, profits interest expense of $594 was recorded relative to the Black Knight Grant. Such expense is presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

J. Alexander’s Holdings, Inc. (also referred to herein as “the Company”, “we”, “us” or “our”) cautions that certain information contained or incorporated by reference in this report and our other filings with the SEC, in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial conditions, results of operations, plans, objectives, future performance and business.  Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions or strategies and regarding the future.   We disclaim any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include, but are not limited to:

•	the impact of, and our ability to adjust to, general economic conditions and changes in consumer preferences;
•

our ability to open new restaurants and operate them profitably, including our ability to locate and secure appropriate sites for restaurant locations, obtain favorable lease terms, attract customers to our restaurants or hire and retain personnel;

•	our ability to successfully develop and improve our Stoney River concept;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations;
•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	the significant competition we face for customers, real estate and employees;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at existing J. Alexander’s, Redlands Grill and Stoney River restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of proposed and future government regulation and changes in healthcare, labor and other laws;
•	our expectations regarding litigation or other legal proceedings;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including goodwill;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of hurricanes and other weather-related disturbances;
•	the impact of public company costs and other requirements, including the Management Consulting Agreement with Black Knight Advisory Services, LLC (“Black Knight”); and
•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” discussed in the Annual Report on Form 10-K for the fiscal year ended January 3, 2016 filed with the SEC on March 30, 2016.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in the aforementioned Annual Report on Form 10-K. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and

elsewhere in the aforementioned Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.  Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. We expressly disclaim any intent or obligation to update these forward-looking statements.

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

While each concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant” restaurant.  As of April 3, 2016, we operated a total of 42 locations across 14 states.  During 2015, we began a plan of transitioning a total of between 14 and 16 of our J. Alexander’s restaurants to Redlands Grill restaurants.  Other restaurant locations may be added or converted in the future as we determine how best to position our multiple concepts in a given geographic market.

We believe our concepts deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  As a result, we have historically delivered strong growth in same store sales, average weekly sales, net sales and Adjusted EBITDA.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 42 restaurants across 14 states as of April 3, 2016.  Our sales growth in recent years has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants, and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our concepts, grow our revenue and improve our profitability by:

•	pursuing new restaurant development;
•	expanding beyond our current three restaurant concepts;
•	increasing our same store sales through providing high quality food and service; and
•	improving our margins and leveraging infrastructure.

We believe there are opportunities to open four to five new restaurants annually starting in 2016.  We are actively pursuing development opportunities within all of our concepts, and we are currently evaluating approximately 25 locations in approximately 20 separate markets in order to meet our stated growth objectives.  The most recent restaurant opening was a Stoney River restaurant in Germantown, Tennessee, which began operations during January 2016.

In addition, the Company has executed leases for development of new J. Alexander’s restaurants in Raleigh, North Carolina and Lexington, Kentucky, with anticipated opening dates during the fourth quarter of 2016. Further, we expect to open the twelfth Stoney River in the fourth quarter of 2016 at a site to be announced.

Recent Transactions and Basis of Presentation

The historical results of operations for periods prior to September 28, 2015 discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of J. Alexander’s Holdings, LLC and its consolidated subsidiaries. Through a series of reorganization transactions, on September 28, 2015, J. Alexander’s Holdings, Inc. became the sole managing member of J. Alexander’s Holdings, LLC, and now controls its business and affairs.  Therefore, J. Alexander’s Holdings, Inc. began consolidating the financial results of J. Alexander’s Holdings, LLC on September 28, 2015, which corresponds to the first day of the fourth quarter of fiscal year 2015.  It should also be noted that on September 28, 2015, J. Alexander’s Holdings, Inc. became an independent, publicly-held company through a Spin-off distribution transaction whereby Fidelity National Financial, Inc. (“FNF”) distributed to holders of its Fidelity National Financial Ventures, LLC (“FNFV”) Group common stock one hundred percent of its shares of J. Alexander’s Holdings, Inc. common stock.

The locations that began the transition from a J. Alexander’s restaurant to a Redlands Grill restaurant during 2015 have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures.

The following events had an impact on the presentation of our historical results of operations over the past three years:

•

In September 2012, FNF acquired J. Alexander’s Corporation (“JAC”).  JAC was subsequently converted from a corporation to a limited liability company, J. Alexander’s, LLC, on October 30, 2012.  The acquisition was treated as an acquisition for accounting purposes with FNF as the acquirer and JAC as the acquiree.  In February 2013, the operations of Stoney River were contributed to J. Alexander’s by FNH.  Additionally, in February 2013, J. Alexander’s Holdings, LLC assumed the $20,000,000 FNF Note, which was accounted for as a distribution of capital.  The note accrued interest at 12.5%, and the interest and principal were payable in full on January 31, 2016.  During the three-month periods ended April 3, 2016 and March 29, 2015, $0 and $316,000 of interest expense payable to FNF was recorded related to this note.  In May 2015, this note was repaid in full.

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

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales. We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations. Our same store restaurant base consisted of 40 restaurants at each of April 3, 2016 and March 29, 2015. Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Average Check. Average check is calculated by dividing total restaurant sales by guest counts for a given time period. Total restaurant sales include food, alcohol and beverage sales. Average check is influenced by menu prices and menu mix. Management uses this indicator to analyze trends in customers’ preferences, the effectiveness of menu changes and price increases and per guest expenditures.

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

Discontinued Operations. On April 3, 2013 we closed our Orlando, Florida location, and on April 15, 2013 we closed our Scottsdale, Arizona location. We determined that these closures met the criteria for classification as discontinued operations. Refer to Part I, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 2 (d) Basis of Presentation — Discontinued Operations for more information.

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	April 3	March 29	Percent Change
(Dollars in thousands)	2016	2015	2016 vs. 2015
	(unaudited)	(unaudited)	(unaudited)
Net sales	$56,879	$56,184	1.2%
Costs and Expenses:
Cost of sales	18,090	17,447	3.7
Restaurant labor and related costs	16,939	16,415	3.2
Depreciation and amortization of restaurant property and equipment	2,172	1,994	8.9
Other operating expenses	11,012	10,910	0.9
Total restaurant operating expenses	48,213	46,766	3.1
Transaction and integration expenses	47	62	(24.2)
General and administrative expenses	5,109	3,978	28.4
Pre-opening expenses	338	2	NCM
Total operating expenses	53,707	50,808	5.7
Operating income	3,172	5,376	(41.0)
Other income (expense):
Interest expense	(182)	(443)	(58.9)
Other, net	9	28	(67.9)
Total other expense	(173)	(415)	(58.3)
Income from continuing operations before income taxes	2,999	4,961	(39.5)
Income tax expense	(603)	(82)	635.4
Loss from discontinued operations, net	(106)	(106)	-
Net income	$2,290	$4,773	(52.0)%

Note:  NCM means not considered meaningful.

	Quarter Ended
As a Percentage of Net Sales:	April 3	March 29
	2016	2015
Costs and Expenses:
Cost of sales	31.8%	31.1%
Restaurant labor and related costs	29.8	29.2
Depreciation and amortization of restaurant property and equipment	3.8	3.5
Other operating expenses	19.4	19.4
Total restaurant operating expenses	84.8	83.2
Transaction and integration expenses	0.1	0.1
General and administrative expenses	9.0	7.1
Pre-opening expenses	0.6	0.0
Total operating expenses	94.4	90.4
Operating income	5.6	9.6
Other income (expense):
Interest expense	(0.3)	(0.8)
Other, net	0.0	0.0
Total other expense	(0.3)	(0.7)
Income from continuing operations before income taxes	5.3	8.8
Income tax expense	(1.1)	(0.1)
Loss from discontinued operations, net	(0.2)	(0.2)
Net income	4.0%	8.5%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Redlands Grill	31	31
Stoney River Steakhouse and Grill	11	10

Average weekly sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$114,300	$117,900
Percent change	-3.1%
Stoney River Steakhouse and Grill	$78,300	$74,600
Percent change	5.0%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$115,000	$118,600
Percent change	-3.0%
Stoney River Steakhouse and Grill	$75,100	$74,600
Percent change	0.7%

Net Sales

Net sales increased by $695,000, or 1.2%, in the first quarter of 2016 compared to the first quarter of 2015 due to an increase in same store sales at Stoney River of $161,000 and the impact of a new Stoney River restaurant which opened in Germantown, Tennessee in January 2016 and contributed $1,197,000 to sales during the quarter.  These increases more than offset the sales decrease experienced at the J. Alexander’s / Redlands Grill restaurants of $665,000 for the first quarter of 2016. It should be noted that, due to atypically severe winter weather conditions during the first quarter of 2015, our concepts lost 32 days of revenue due to weather-related restaurant closures, compared to 11 revenue days during the first quarter of 2016. In addition, one of the J. Alexander’s restaurants was closed for 35 days during the first quarter of 2015 while undergoing a major remodel.  The New Year’s Eve week which is historically one of the Company’s strongest sales weeks occurred twice during fiscal year 2015, and this occurrence had a positive impact on the first quarter of 2015.  The first quarter of 2016 began on January 4, 2016 and, as such, did not receive the benefit of the New Year’s Eve week.  The estimated impact on sales due to the loss of New Year’s Eve week in the first quarter of 2016 was $905,000.

Average weekly same store sales at J. Alexander’s / Redlands Grill restaurants for the first quarter of 2016 decreased by 3.0% to $115,000, compared to $118,600 in the first quarter of 2015, with approximately half of this decrease attributable to the aforementioned timing of the New Year’s Eve week. Average weekly same store sales at Stoney River restaurants for the first quarter of 2016 increased by 0.7% to $75,100 compared to $74,600 in the first quarter of 2015.

At J. Alexander’s / Redlands Grill, the average check per guest, including alcoholic beverage sales, decreased by 1.5% to $30.54 in the first quarter of 2016 from $31.01 in the first quarter of 2015.  Management estimates that the effect of menu price decreases was approximately 0.8% in the first quarter of 2016 compared to the corresponding quarter of 2015. Management estimates that weekly average guest counts within the same store base decreased by approximately 1.5% in the first quarter of 2016 compared to the same quarter of 2015, with approximately two-thirds of the decrease attributable to the aforementioned timing of the New Year’s Eve week.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 1.8% to $44.96 in the first quarter of 2016 from $45.79 in the first quarter of 2015, reflecting the impact of the new Germantown, Tennessee Stoney River restaurant opened during the quarter which has both lunch and dinner service with lunch items generally at a lower price point thereby decreasing the average check per guest as a concept.  Management estimates that the effect of menu price increases was approximately 0.4% in the first quarter of 2016 compared to the corresponding quarter of 2015.  Management estimates that weekly average guest counts within the same store base decreased by approximately 0.5% in the first quarter of 2016 compared to the same quarter of 2015. Excluding the impact of the timing of the New Year’s Eve week, management estimates that weekly average guest counts on a same store basis were up 1.4% for the first quarter of 2016 compared to the same period in 2015.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 84.8% of net sales in the first quarter of 2016 from 83.2% in the first quarter of 2015. The increase in the 2016 period was due primarily to the adverse effect of lower same store sales at the J. Alexander’s / Redlands Grill locations as well as the effect of higher costs in certain food categories.  Additionally, labor costs increased as a percentage of sales.

Cost of sales, which includes the cost of food and beverages, increased to 31.8% of net sales in the first quarter of 2016 from 31.1% of net sales in the corresponding period of 2015. This increase is due primarily to increases in costs for beef, produce, dairy, condiments and other food ingredients.  Management estimates that inflation in the first quarter of 2016 for J. Alexander’s / Redlands Grill and Stoney River was approximately 0.4% and 1.3%, respectively.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 31% of this expense category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Redlands Grill restaurants were higher in the first three months of 2016 than in the corresponding period of 2015 by approximately 4.4%, and at Stoney River, prices paid for beef were up 3.1% in the first three months of 2016 compared to the same period of 2015. Our beef purchases currently remain subject to variable market conditions. We expect beef prices in the second quarter of 2016 will be generally similar to prices incurred in 2015, with the potential for certain decreases in pricing during the latter part of the year. We continually monitor the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs totaled 29.8% and 29.2% of net sales in the first quarter of 2016 and 2015, respectively, due primarily to the effect of lower same store sales at the J. Alexander’s / Redlands Grill locations, modestly higher costs incurred in our back-of-house labor category as well as the impact of higher labor costs incurred in the new Stoney River restaurant opened during the first quarter of 2016.

Depreciation and amortization of restaurant property and equipment increased by $178,000 in the first quarter of 2016 compared to the corresponding period of 2015 primarily due to additional depreciation expense related to capital expenditures within each concept, including an extensive remodel of one our J. Alexander’s location in the first quarter of 2015, and the impact of the new Stoney River restaurant opened in the first quarter of 2016.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, remained consistent at 19.4% of net sales in the first quarter of 2016 and 2015, respectively.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, costs associated with the Management Consulting Agreement with Black Knight and other costs incurred above the restaurant level, increased by $1,131,000, or 28.4%, in the first quarter of 2016 compared to the first quarter of 2015.  The more significant components of the increase during the first quarter of 2016 include non-cash share-based compensation expense associated with the Black Knight profits interest grant, which was granted in October 2015, totaling $594,000 as well as management fees earned by Black Knight in accordance with the Management Consulting Agreement entered into in September 2015 totaling $151,000 during the first quarter of 2016.  Additional general and administrative expense increases were recorded in non-cash share-based compensation related to stock option grants made in October 2015, salaries and wages, travel, market research, accounting and audit fees, insurance costs, directors’ fees, legal fees and investor relations costs as well as printed materials relative to stockholders’ reports, which more than offset the favorable impact of lower expense associated with lower incentive compensation, severance benefits, public relations expenses, real estate site costs and other professional services costs. Management estimates that incremental costs associated with once again being a public company totaled approximately $250,000 in the first quarter of 2016 compared to the same quarter of 2015.

Transaction Costs

We incurred non-recurring transaction expenses totaling $47,000 and $62,000 during the quarters ended April 3, 2016 and March 29, 2015, respectively.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. We incurred transaction costs in each of the aforementioned periods as a result of the acquisition by FNF and the Spin-off distribution discussed in the Footnotes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements above.

Pre-opening Expense

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant. For the quarter ended April 3, 2016, pre-opening costs of $338,000 were recorded related to the new Stoney River restaurant, which opened in January 2016 in Germantown, Tennessee.

Other Income (Expense)

Interest expense decreased by $261,000 in the first quarter of 2016 compared to the corresponding period in 2015, primarily as a result of our refinancing the remaining $10,000,000 of the FNF Note on May 20, 2015 at a substantially lower interest rate.

Income Taxes

We reported income tax expense of $603,000 in the first quarter of 2016 compared to $82,000 during the first quarter of 2015.  A tax provision was recorded in the first quarter of 2016 as a result of the new organizational structure effected by the reorganization transaction which occurred on September 28, 2015.  As a result of the new structure, J. Alexander’s Holdings, Inc. is now liable for federal, state and local income taxes for its allocable share of income of J. Alexander’s Holdings, LLC.  In the first quarter of 2015, the recorded income tax expense was due to the partnership’s tax obligation for certain state and local jurisdictions only.

Discontinued Operations

During 2013, three underperforming J. Alexander’s restaurants were closed and two of these locations were considered to be discontinued operations. Losses from discontinued operations totaling $106,000 for each of the quarters ended April 3, 2016 and March 29, 2015, respectively, consist solely of exit and disposal costs which are primarily related to continuing obligations under leases.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

J. Alexander’s Holdings, Inc. is a holding company and the sole managing member of J. Alexander’s Holdings, LLC. As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of April 3, 2016, cash and cash equivalents totaled $10,603,000. Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants, and meeting debt service requirements and operating lease obligations. Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants. We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per customer due to changes in economic conditions, as described in detail in the Annual Report on Form 10-K for the fiscal year ended January 3, 2016 filed with the SEC on March 30, 2016, under the heading “Risk Factors.”

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the quarters ended April 3, 2016 and March 29, 2015:

	Quarter Ended
	April 3	March 29
	2016	2015

Net cash provided by (used in):
Operating activities	$927,000	$2,125,000
Investing activities	(3,045,000)	(3,050,000)
Financing activities	(703,000)	(421,000)
Net decrease in cash and cash equivalents	$(2,821,000)	$(1,346,000)

Operating Activities. Net cash flows provided by operating activities decreased to $927,000 for the first three months of 2016 from $2,125,000 for the corresponding period of 2015, a decrease of $1,198,000.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period. Therefore, fluctuations in restaurant operating profit impact our cash flows from operations.  Restaurant operating profit decreased by $752,000 in the first three months of 2016 compared to the corresponding period of 2015, contributing to the decrease in positive operating cash flows. An additional use of cash in 2016 was interest totaling $168,000 compared to interest payments in the first three months of 2015 totaling $116,000, an increase of $52,000.  We have also paid $1,131,000 more in income taxes during the first three months of 2016 as compared to the same period in 2015 due to the change in tax status as a result of becoming a public company at the beginning of the fourth quarter of 2015.  We also made a payment during the 2016 quarter for the pro-rated annual Black Knight consulting fee of $207,000 paid pursuant to the Management Consulting Agreement. Finally, transaction cost payments were higher in the first quarter of 2016 by approximately $305,000 than the corresponding period in 2015.  The aforementioned reduction of cash inflows and increase of cash outflows were partially offset by a reduction of cash outflows relative to incentive compensation and prepaid insurance and payroll taxes.  The incentive compensation related to fiscal year 2015 paid during the first quarter of 2016 was approximately $206,000 lower than corresponding payments during the first quarter of 2015.  Further, due to the timing of payroll payments, payroll taxes deposited with our payroll processor were approximately $978,000 higher in the first quarter of 2015 when compared to the first quarter of 2016.  Finally, insurance prepayments were higher by approximately $129,000 in the first quarter of 2015 compared to the same quarter in 2016.

Investing Activities. Net cash used in investing activities for the first three months of 2016 totaled $3,045,000 compared to $3,050,000 in the corresponding period of 2015, with the cash flow in 2016 being attributed primarily to capital expenditures related to the completion of the Stoney River restaurant which opened in Germantown, Tennessee and two remodels of J. Alexander’s restaurants which began in the fourth quarter of 2015 and were completed in the first quarter of 2016. Cash used in investing activities in the first quarter of 2015 were attributable primarily to capital expenditures related to the completion of a J. Alexander’s restaurant which opened in Columbus, Ohio during November 2014 as well as a major remodel of a J. Alexander’s restaurant.

Financing Activities. Net cash used in financing activities for the first three months of 2016 totaled $703,000 compared to $421,000 in the corresponding period of 2015. The amounts for both periods primarily relate to servicing of the outstanding debt.  Cash was also used to repurchase J. Alexander’s Holdings, Inc. common stock under the Company’s stock repurchase program in the amount of $268,000, discussed in greater detail below.

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

The capital resources required for a new restaurant depend on the concept, the size of the building and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, excluding landlord contributions and pre-opening costs, will range from $4,500,000 to $5,500,000 for a new J. Alexander’s or Redlands Grill, and $3,500,000 to $4,500,000 for a new Stoney River.  In addition, we expect to spend approximately $625,000 per restaurant for pre-opening expenses and pre-opening rent expense.

In addition to new store development, we plan to complete remodels of one of our Stoney River restaurants, one of our J. Alexander’s restaurants and two of our Redlands Grill restaurants during 2016.  During 2015, we remodeled two J. Alexander’s restaurants, one Redlands Grill restaurant and two Stoney River restaurants.  One of the two J. Alexander’s remodels and the Redlands Grill remodel were somewhat routine in nature and resulted in an average cost of $442,000.  The second J. Alexander’s remodel was extensive resulting in capital expenditures of approximately $1,903,000. The two major remodels at Stoney River restaurants were the first such remodels to occur at these particular locations since Stoney River was contributed to us in 2013 resulting in a higher than typical average cost of $578,000.  We expect to complete four to six J. Alexander’s or Redlands Grill remodels each year at an average cost of $250,000 to $350,000 per location.

For 2016, we currently estimate capital expenditure outlays will range between $20,000,000 and $21,500,000, excluding any tenant incentives and pre-opening costs.  These estimates include the completion of the new Stoney River in Germantown, Tennessee which opened in January 2016, the construction of one new Stoney River restaurant at a site to be announced, and scheduled to open in the fourth quarter of 2016, and two new J. Alexander’s restaurants in Raleigh, North Carolina and Lexington, Kentucky, also scheduled to open in the fourth quarter of 2016, as well as capital expenditures to improve our existing restaurants and for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

An additional long-term capital requirement relates to the funding of the Amended and Restated Salary Continuation Agreements in place with certain current and former officers of the Company.  Due to the transaction whereby FNF spun-off its shares of J. Alexander’s Holdings, Inc. to shareholders of FNFV Group common stock (the “Spin-off”), FNF no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the distribution transaction triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, to establish and fund a “rabbi trust” (the “Trust”) under the Amended and Restated Salary Continuation Agreements.  On October 19, 2015, the Trust was established and funded with a total of $4,304,000, which was comprised of $2,415,000 in cash and $1,889,000 in cash surrender values of whole life insurance policies.  These assets are classified as noncurrent within the Company’s financial statements.  The Company may be required in the future to make additional contributions to the Trust in order to maintain the required level of funding called for by the agreements.

Additionally, on September 28, 2015, immediately prior to the Spin-off, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provides corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  The principal member of Black Knight is William P. Foley, II, Senior Managing Director of FNFV and Chairman of the Board of FNF. The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of FNFV and FNF.

Pursuant to the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued Black Knight non-voting Class B Units, and is required to pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC will also reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the

Management Consulting Agreement, “Adjusted EBITDA” means J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.  Future cash outlays associated with the Management Consulting Agreement could be significant. During the quarter ended April 3, 2016, we paid $207,000 to Black Knight for the 2015 pro-rated annual management consulting fee. In fiscal year 2016, we anticipate the cash fee earned will be approximately $800,000 and will be paid in fiscal year 2017.

We estimate the additional cost of becoming a publicly held company to be approximately $1,100,000 on an annual basis due primarily to director fees, NYSE fees, increased directors and officers liability insurance costs, other compliance related fees and additional professional services costs.  Furthermore, we anticipate an effective tax rate of approximately 21% relative to federal, state and local income taxes in fiscal year 2016.

On October 29, 2015, the J. Alexander’s Holdings, Inc. Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the next three years ending October 29, 2018. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices, and amounts of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of April 3, 2016 we have repurchased 53,250 shares under this program at an aggregate purchase price of $539,000.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. We had a working capital deficit of $1,249,000 at April 3, 2016 compared to a deficit of $3,574,000 at January 3, 2016.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

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

In connection with the 2013, 2014 and 2015 refinancing transactions, lender and legal fees in the amount of $123,000, $175,000 and $161,000, respectively were incurred, which were capitalized as deferred loan costs and are being amortized over the respective lives of the loans under the credit facility. These are currently shown in our financial statements as a reduction of long-term debt consistent with the guidance in ASU 2015-03.

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

The Loan Agreement also includes certain financial covenants. A fixed charge coverage ratio of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ending must be maintained. The fixed charge coverage ratio is defined in the Loan Agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000,000 (in the aggregate for the term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus non-cash share based compensation expense minus the greater of either actual store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40,000 to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long-term debt and capital lease obligations made during such period, all determined in accordance with GAAP.

In addition, the maximum adjusted debt to EBITDAR ratio must not exceed 4.0 to 1 at the end of any fiscal quarter. Under the Loan Agreement, EBITDAR is measured based on the then ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets and non-cash deferred income tax benefits and expenses and up to $1,000,000 (in the aggregate for the term of the loans) in uninsured losses) plus an amount that in the determination of net income for the applicable period has been deducted for (i) interest expense; (ii) total federal, state, foreign, or other income taxes; (iii) all depreciation and amortization; (iv) rent payments; and (v) non-cash share based compensation, all as determined in accordance with GAAP. Adjusted debt is (i) funded debt obligations net of any short-term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven. The FNF Note was subordinated to borrowings outstanding under the credit facility and, for purposes of calculating the financial covenants, this note and related interest expense were excluded from the calculations.

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of January 3, 2016 and all periods subsequent to that date through April 3, 2016.

No amounts were outstanding under the revolving line of credit or the development line of credit at January 3, 2016, or subsequent to that time through April 3, 2016, and all amounts were available to us for borrowing under each line of credit on such dates. At April 3, 2016, $10,833,000 was outstanding under the Mortgage Loan and an additional $10,000,000 was outstanding under the Term Loan. At April 3, 2016, the Loan Agreement is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $33,393,000.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 3, 2016, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, JAC operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, J. Alexander’s Holdings, Inc. through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of April 3, 2016, is as follows:

Wendy's restaurants (nine leases)	$1,628,000
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	190,000
Total contingent liability related to assigned leases	$1,818,000

The Company has never been required to pay any such contingent liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that management believes to be the most significant judgments and estimates used in the preparation of the Company’s Condensed Consolidated Financial Statements.  Judgments or uncertainties regarding the application of these policies could potentially result in materially different amounts being reported under different assumptions and conditions.  There have been no material changes to the critical accounting policies previously reported in the Consolidated Financial Statements and footnotes thereto for the fiscal year ended January 3, 2016 included in the Annual Report on Form 10-K filed with the SEC on March 30, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risks as described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016 filed with the SEC on March 30, 2016.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 5 (c) Commitments and Contingencies – Litigation Contingencies.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 filed with the SEC on March 30, 2016.

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

The following table summarizes repurchases of equity securities by J. Alexander’s Holdings, Inc. during the three months ended April 3, 2016:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/4/2016 - 2/3/2016	-	-	-	-
2/4/2016 - 3/3/2016	-	-	-	-
3/4/2016 - 4/3/2016	53,250	$10.10	53,250	1,446,750
Total	53,250	$10.10	53,250	1,446,750
(1)

On October 29, 2015, J. Alexander’s Holdings, Inc.’s Board of Directors approved a three-year stock purchase program, effective on such date, under which the Company can repurchase up to 1,500,000 shares of its common stock through October 29, 2018.

(2)	As of the last day of the applicable month.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index on page 32 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: May 17, 2016	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2016	/s/ Mark A. Parkey
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

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended April 3, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.