Form 10-Q
period 2016-07-03
J. Alexander's Holdings, Inc.
filed 2016-08-16
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 3, 2016

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

As of August 15, 2016, 14,700,176 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	July 3	January 3
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$5,444	$13,424
Accounts and notes receivable	1,078	406
Accounts receivable from related party	9	12
Inventories	2,325	2,198
Prepaid expenses and other current assets	3,466	2,939
Total current assets	12,322	18,979
Other assets	5,979	6,388
Property and equipment, at cost, less accumulated depreciation and amortization of $29,969 and $25,686 as of July 3, 2016 and January 3, 2016, respectively	90,606	89,313
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,155	25,155
Deferred charges, less accumulated amortization of $170 and $137 as of July 3, 2016 and January 3, 2016, respectively	287	264
Total assets	$150,086	$155,836

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,765	$6,347
Accrued expenses and other current liabilities	9,379	11,325
Unearned revenue	2,379	3,214
Current portion of long-term debt	1,667	1,667
Total current liabilities	18,190	22,553
Long-term debt, net of portion classified as current and deferred loan costs	18,436	19,226
Deferred compensation obligations	5,862	5,715
Deferred income taxes	3,865	5,002
Other long-term liabilities	4,661	4,537
Total liabilities	51,014	57,033
Commitments and contingencies	-	-
Stockholders' Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding of 14,700,176 and 15,000,235 shares as of July 3, 2016 and January 3, 2016, respectively	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of July 3, 2016 or January 3, 2016	-	-
Additional paid-in-capital	94,157	95,283
Retained earnings	2,545	2,321
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	96,717	97,619
Non-controlling interests	2,355	1,184
Total stockholders' equity	99,072	98,803
Total liabilities and stockholders' equity	$150,086	$155,836

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six-Month Period Ended
	July 3	June 28	July 3	June 28
	2016	2015	2016	2015
Net sales	$53,921	$53,091	$110,800	$109,275
Costs and expenses:
Cost of sales	17,353	17,149	35,443	34,596
Restaurant labor and related costs	16,608	16,221	33,547	32,636
Depreciation and amortization of restaurant property and equipment	2,232	2,045	4,404	4,039
Other operating expenses	11,064	10,640	22,076	21,550
Total restaurant operating expenses	47,257	46,055	95,470	92,821
Transaction and integration expenses	15	2,051	62	2,113
General and administrative expenses	4,750	3,887	9,859	7,865
Pre-opening expenses	77	-	415	2
Total operating expenses	52,099	51,993	105,806	102,801
Operating income	1,822	1,098	4,994	6,474
Other income (expense):
Interest expense	(185)	(333)	(367)	(776)
Other, net	47	20	56	48
Total other expense	(138)	(313)	(311)	(728)
Income from continuing operations before income taxes	1,684	785	4,683	5,746
Income tax (expense) benefit	(486)	61	(1,089)	(21)
Loss from discontinued operations, net	(111)	(105)	(217)	(211)
Net income	$1,087	$741	$3,377	$5,514

Basic earnings per share:
Income from continuing operations, net of tax	$0.08	$0.06	$0.24	$0.38
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per share	$0.07	$0.05	$0.23	$0.37

Diluted earnings per share:
Income from continuing operations, net of tax	$0.08	$0.06	$0.24	$0.38
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per share	$0.07	$0.05	$0.23	$0.37

Weighted-average common shares outstanding:
Basic	14,888	15,000	14,943	15,000
Diluted	14,888	15,000	14,954	15,000

Comprehensive income	$1,087	$741	$3,377	$5,514

 See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling Interests	Total
Balances at January 3, 2016	15,000,235	$15	$95,283	$2,321	$1,184	$98,803
Tax distributions	-	-	(1,319)	-	-	(1,319)
Purchases of common stock	(300,059)	-	-	(3,153)	-	(3,153)
Share-based compensation	-	-	193	-	1,171	1,364
Net income	-	-	-	3,377	-	3,377
Balances at July 3, 2016	14,700,176	$15	$94,157	$2,545	$2,355	$99,072

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six-Month Period Ended
	July 3	June 28
	2016	2015
Cash flows from operating activities:
Net income	$3,377	$5,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,537	4,191
Equity-based compensation expense	1,364	259
Other, net	(555)	302
Changes in assets and liabilities:
Accounts and notes receivable	(669)	24
Prepaid expenses and other current assets	(527)	937
Accounts payable	(643)	(658)
Accrued expenses and other current liabilities	(3,265)	(3,498)
Other assets and liabilities, net	(515)	384
Net cash provided by operating activities	3,104	7,455

Cash flows from investing activities:
Purchase of property and equipment	(6,879)	(4,541)
Other investing activities	(219)	(58)
Net cash used in investing activities	(7,098)	(4,599)

Cash flows from financing activities:
Proceeds from borrowing under long-term debt agreement	-	10,000
Payments on long-term debt and obligations under capital leases	(833)	(10,838)
Purchases of common stock	(3,153)	-
Other financing activities	-	(167)
Net cash used in financing activities	(3,986)	(1,005)
Increase (decrease) in cash and cash equivalents	(7,980)	1,851
Cash and cash equivalents at beginning of period	13,424	13,301
Cash and cash equivalents at end of period	$5,444	$15,152

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$1,845	$1,444
Property and equipment obligations accrued at end of period	906	886
Tax distributions obligation accrued at end of period	1,319	-
Cash paid for interest	338	781
Cash paid for income taxes	3,511	206

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollars in thousands except per share data)

Note 1 – Organization and Business

Acquisition and Ownership by FNF

On September 26, 2012, Fidelity National Financial, Inc. (“FNF”) acquired substantially all of the outstanding common stock of J. Alexander’s Corporation, a publicly traded company, in a tender offer, followed by a merger (the “J. Alexander’s Acquisition”), after which FNF owned all of the outstanding common stock of J. Alexander’s Corporation. The outstanding shares of common stock were delisted and deregistered from the NASDAQ Global Select Market, and J. Alexander’s Corporation was subsequently converted from a corporation to a limited liability company, J. Alexander’s, LLC (the “Operating Company”), on October 30, 2012. The J. Alexander’s Acquisition was treated as an acquisition for accounting purposes, with FNF as the acquirer and J. Alexander’s Corporation as the acquiree, and resulted in FNF owning a 100% interest in the Operating Company. Purchase accounting was applied as of October 1, 2012, as the four days between the purchase transaction and the beginning of the fourth quarter were not considered significant. FNF thereafter contributed the ownership of the Operating Company to Fidelity National Special Opportunities, Inc. (“FNSO”), a wholly owned subsidiary of FNF, subsequent to the J. Alexander’s Acquisition. FNSO was subsequently converted to Fidelity National Financial Ventures, LLC (“FNFV”). For purposes of these Condensed Consolidated Financial Statements, FNSO, FNFV and FNF are collectively referred to as “FNF”.

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

As a result of the Distribution, J. Alexander’s Holdings, Inc. is an independent public company and its common stock is listed under the symbol “JAX” on The NYSE, effective September 29, 2015.  As of July 3, 2016, a total of 14,700,176 shares of J. Alexander’s Holdings, Inc. common stock, par value $0.001, were outstanding.

On October 29, 2015, the J. Alexander’s Holdings, Inc. Board of Directors authorized a share repurchase program for up to 1,500,000 shares of J. Alexander’s Holdings, Inc.’s outstanding common stock over the next three years ending October 29, 2018. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amounts of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate J. Alexander’s Holdings, Inc. to acquire any particular amount of stock. As of July 3, 2016, 300,059 shares have been repurchased under this program at an aggregate purchase price of $3,153.

Business of J. Alexander’s

From its inception, J. Alexander’s has gone to great lengths to avoid operating as, or being perceived as, a chain concept. The objective from the beginning has been to operate as a collection of restaurants dedicated to providing guests with the highest quality of food, levels of professional service and ambiance in each of the markets being served. In an effort to further this vision, and also to allow selected locations to expand feature menu offerings available to guests on a seasonal or rotational basis, a number of locations previously operated as J. Alexander’s restaurants are being converted to restaurants operating under the name Redlands Grill. During fiscal year 2015, 12 locations formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations. Management anticipates that use of the Redlands Grill name will also allow for expansion into certain markets which may currently have a J. Alexander’s and/or Stoney River Steakhouse and Grill (“Stoney River”) restaurant that might not otherwise have been considered viable for expansion opportunities. Assuming the initial transitions are successfully completed, management anticipates a total of 14 to 16 J. Alexander’s locations will be transitioned to the Redlands Grill concept. Other restaurant locations may be added or converted in the future as J. Alexander’s Holdings, Inc. determines how best to position its multiple concepts in a given geographic market.

J. Alexander’s Holdings, Inc., through its subsidiaries, owns and operates full service, upscale restaurants under the J. Alexander’s, Redlands Grill and Stoney River concepts. At both July 3, 2016 and January 3, 2016, restaurants operating within the J. Alexander’s concept consisted of 19 restaurants in nine states. At July 3, 2016 and January 3, 2016, restaurants operating within the Stoney River concept consisted of 11 and 10 locations within six states, respectively, as one new Stoney River restaurant began operations during the first quarter of 2016 in Germantown, Tennessee. As noted above, during fiscal year 2015, 12 locations within eight states formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations. Each concept’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States. J. Alexander’s Holdings, Inc. does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six-month period ended July 3, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2017. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the fiscal year ended January 3, 2016 included in the Annual Report on Form 10-K of J. Alexander’s Holdings, Inc. filed with the SEC on March 30, 2016.

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

As discussed in Note 1, as a result of the Distribution, certain reorganization changes were made resulting in J. Alexander’s Holdings, Inc. owning all of the outstanding Class A Units and becoming the sole managing member of J. Alexander’s Holdings, LLC.  The reorganization transactions were accounted for as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) 805-50, Transactions between Entities under Common Control, and as such, J. Alexander’s Holdings, Inc. recognized the assets and liabilities transferred at their carrying amounts on the date of transfer.  J. Alexander’s Holdings, Inc. is a holding company with no direct operations and that holds as its sole asset an equity interest in J. Alexander’s Holdings, LLC and, as a result, relies on J. Alexander’s Holdings, LLC to provide it with funds necessary to meet its financial obligations.  The Condensed Consolidated Financial Statements for periods prior to the Distribution date of September 28, 2015 represent the historical operating results and financial position of J. Alexander’s Holdings, LLC.

(c)	Fiscal Year

The J. Alexander’s Holdings, Inc. fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. The quarter and six-month periods ended July 3, 2016 and June 28, 2015 each included 13 and 26 weeks of operations, respectively. Fiscal year 2016 will include 52 weeks of operations, and fiscal year 2015 included 53 weeks of operations.

(d)	Discontinued Operations

During the 2013 fiscal year, three underperforming J. Alexander’s restaurants were closed, and two of these restaurants were considered to be discontinued operations. The $111 and $105 loss from discontinued operations included in the quarters ended July 3, 2016 and June 28, 2015, respectively, and losses for the six-month periods ended July 3, 2016 and June 28, 2015 of $217 and $211, respectively, consist solely of exit and disposal costs which are primarily related to continuing obligations under leases for closed locations. There were no related assets reclassified as held for sale related to these closures, as there were no significant remaining assets related to these locations subsequent to the asset impairment charges being recorded at the time of closure in fiscal 2013.

(e)	Transaction Costs

Transaction costs associated with the J. Alexander’s Acquisition and the Spin-off discussed in Note 1 above were incurred, totaling $15 and $2,051 for the quarters ended July 3, 2016 and June 28, 2015, respectively, and totaling $62 and $2,113 for the six-month periods ended July 3, 2016 and June 28, 2015, respectively.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and to a lesser extent other professional fees and miscellaneous costs.

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

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of J. Alexander’s Holdings, Inc. attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders. As of July 3, 2016 and January 3, 2016, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $2,355 and $1,184, respectively, and consist solely of the non-cash compensation expense relative to the profits interest awards to management and Black Knight. The vesting requirements under either grant entitling Class B Unit holders to distributions of earnings of J. Alexander’s Holdings, LLC had not been met as of July 3, 2016 and, therefore, no allocation of net income was made to non-controlling interests for the six-month periods ended July 3, 2016 and June 28, 2015.

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

As stated in Note 1, the J. Alexander’s Holdings, Inc. Board of Directors has authorized a share repurchase program, pursuant to which a total of 246,809 and 300,059 shares were repurchased during the quarter and six-month period ended July 3, 2016 for an aggregate purchase price of $2,614 and $3,153, respectively. Pursuant to Tennessee state law, the repurchased shares were retired and are now authorized and unissued shares.  The repurchases and retirements were recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a reduction to retained earnings in accordance with ASC 505-30, Equity – Treasury Stock.

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six-Month Period Ended
(Dollars and shares in thousands, except per share amounts)	July 3	June 28	July 3	June 28
	2016	2015	2016	2015
Numerator:
Income from continuing operations, net of tax	$1,198	$846	$3,594	$5,725
Loss from discontinued operations, net	(111)	(105)	(217)	(211)
Net income	$1,087	$741	$3,377	$5,514
Denominator:
Weighted average shares (denominator for basic earnings per share)	14,888	15,000	14,943	15,000
Effect of dilutive securities	-	-	11	-
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	14,888	15,000	14,954	15,000

Basic earnings per share:
Income from continuing operations, net of tax	$0.08	$0.06	$0.24	$0.38
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per share	$0.07	$0.05	$0.23	$0.37
Diluted earnings per share:
Income from continuing operations, net of tax	$0.08	$0.06	$0.24	$0.38
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per share	$0.07	$0.05	$0.23	$0.37

Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose. The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method. The 833,346 Class B Units associated with management’s profits interest awards are considered to be antidilutive, and, therefore have been excluded from the diluted earnings per share calculations for the quarter and six-month period ended July 3, 2016.  The 1,500,024 Black Knight profits interest Class B Units were also considered antidilutive for the second quarter ended July 3, 2016, and are therefore excluded from the diluted earnings per share calculation for the quarter.  However, because the Black Knight profits interest Class B Units were dilutive for the first quarter of 2016, the impact for the six-month period ended July 3, 2016 on the diluted earnings per share calculation was 10,603.

The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive. The 450,750 stock option awards outstanding as of July 3, 2016 were considered anti-dilutive and, therefore are excluded from the diluted earnings per share calculation for the quarter and six-month period ended July 3, 2016.

As stated above, the periods prior to the Distribution presented in the accompanying Condensed Consolidated Financial Statements represent the historical operating results and financial position of J. Alexander’s Holdings, LLC.  For comparison purposes, earnings per share amounts are calculated for such periods using a weighted average number of common shares outstanding based on the number of shares outstanding on the Distribution date as if all shares had been outstanding since the first day of the earliest period presented.

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

The net effective tax rate for the quarters ended July 3, 2016 and June 28, 2015 was 30.9% and (9.0)%, respectively, and for the six-month periods ended July 3, 2016 and June 28, 2015 was 24.4% and 0.4%, respectively. The net effective tax rate for the quarter and six-month period ended June 28, 2015 was lower due to minimal state and local taxes incurred at the J. Alexander’s Holdings, LLC level while the net effective tax rate for the quarter and six-month period ended July 3, 2016 reflects the fact that J. Alexander’s Holdings, Inc. is now responsible for the federal and state income taxes relative to the allocable share of income of J. Alexander’s

Holdings, Inc. and its subsidiaries.  The factors that cause the net effective tax rate to vary from the federal statutory rate of 35% for the quarter and six-month period ended July 3, 2016 include the impact of the FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.  The net effective tax rate for the quarter and six-month period ended July 3, 2016 is further impacted by a valuation allowance established as of July 3, 2016 in the amount of $66 against a deferred tax asset, resulting from a state net operating loss that is not expected to be realized by a subsidiary of J. Alexander’s Holdings, Inc.

In accordance with the operating agreement of J. Alexander’s Holdings, LLC, the Members of the entity are entitled to periodic tax distributions. During the second quarter of 2016, J. Alexander’s Holdings, Inc. finalized and filed the tax returns for the short tax period ended September 28, 2015, which was required due to the reorganization transactions that occurred on that date in relation to the Spin-off and which returns included the pre-Spin-off Members.  As such, J. Alexander’s Holdings, Inc. determined the amount to be distributed to the former Members, and recorded a tax distribution payable of $1,319 as a reduction to equity in the second quarter of 2016.  This liability is expected to be paid in the third quarter of 2016.  Due to the current ownership structure, no additional significant tax distributions to former or current Members of J. Alexander’s Holdings, LLC are anticipated to occur, other than to cover actual tax liabilities of the holders of the Class B Units or of the sole managing member, J. Alexander’s Holdings, Inc., which will be reflected in the consolidated tax provision calculations.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of J. Alexander’s Corporation’s Wendy’s operations in 1996, subsidiaries of J. Alexander’s, LLC may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these six leases at July 3, 2016 was approximately $1,118. In connection with the sale of J. Alexander’s Corporation’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of J. Alexander’s, LLC also may remain secondarily liable for a certain real property lease. The total estimated amount of lease payments remaining on this lease at July 3, 2016 was approximately $172. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of J. Alexander’s, LLC may remain secondarily liable for certain real property leases with remaining terms of one to four years. The total estimated amount of lease payments remaining on these three leases as of July 3, 2016 was approximately $392. There have been no payments by subsidiaries of J. Alexander’s, LLC of such contingent liabilities in the history of J. Alexander’s, LLC. Management does not believe any significant loss is likely.

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

The following tables present J. Alexander’s Holdings, Inc.’s financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2016 and January 3, 2016:

	As of July 3, 2016
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust as defined below)	$22	$-	$-
U.S. government obligations (as held in the Trust)	811	-	-
Corporate bonds (as held in the Trust)	1,607	-	-
Cash surrender value - life insurance (as held in the Trust)	-	1,956	-
Total	$2,440	$1,956	$-

	As of January 3, 2016
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust)	$1,205	$-	$-
U.S. government obligations (as held in the Trust)	700	-	-
Corporate bonds (as held in the Trust)	510	-	-
Cash surrender value - life insurance (as held in the Trust)	-	1,948	-
Total	$2,415	$1,948	$-

Cash and cash equivalents are classified as Level 1 of the fair value hierarchy as they represent cash held in a rabbi trust established under a retirement benefit arrangement with certain of our current and former officers (the “Trust”) managed by the Pinnacle Bank trust department.  Cash held in the Trust is invested through an overnight repurchase agreement the investments of which may include U.S. Treasury securities, such as bonds or Treasury bills, and other agencies of the U.S. government.  Such investments are valued using quoted market prices in active markets.

U.S. government obligations held in the Trust include U.S. Treasury Bonds.  These bonds as well as the corporate bonds listed above are classified as Level 1 of the fair value hierarchy given their readily available quoted prices in active markets.

Cash surrender value - life insurance is classified as Level 2 in the fair value hierarchy.  The value of each policy was determined by MassMutual Financial Group, an A-rated insurance company, which provides the value of these policies to J. Alexander’s Holdings, Inc. on a regular basis by which J. Alexander’s Holdings, Inc. adjusts the recorded value accordingly.

There were no transfers between the levels listed above during either of the reporting periods.

The following table sets forth unrealized gains and losses on investments held in the Trust:

	For the Quarter Ended		For the Six Month Period Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Unrealized gains (losses) on investments held in the Trust	$25	$-	$25	$-

Unrealized gains or losses on investments held in the Trust are presented as a component of “Other, net” on the Condensed Consolidated Statements of Income and Comprehensive Income.

As of July 3, 2016 and January 3, 2016, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates, because of the close proximity of recent refinancing transactions to the dates of these Condensed Consolidated Financial Statements.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the six-month periods ended July 3, 2016 and June 28, 2015.

Note 7 – Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No. 2015-03 is effective for reporting periods beginning after December 15, 2015.  J. Alexander’s Holdings, Inc. adopted the standard as of April 3, 2016 and has retrospectively applied the standard to all periods presented. Accordingly, unamortized debt issuance costs of $314 and $357 have been reclassified from Deferred Charges to offset Long-term Debt in the Condensed Consolidated Balance Sheets as of July 3, 2016 and January 3, 2016, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This update also impacts the earnings per share calculation.  ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein.  Early application is permitted. J. Alexander’s Holdings, Inc. adopted this guidance in the first quarter of fiscal year 2016, and it did not have a significant impact on its Condensed Consolidated Financial Statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients.  This update is intended to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.  The amendments in this update affect the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in ASU No, 2016-12 are the same as the effective date and transition requirements for Topic 606. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the effective date of ASU No. 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  Earlier adoption is permitted for annual and interim reporting periods in fiscal years beginning after December 15, 2016.  The ASU permits the use of either the retrospective or cumulative effect transition method. J. Alexander’s Holdings, Inc. has not yet selected a transition method relative to ASU No. 2014-09 or determined the effect, if any, that ASU No. 2014-09 will have on its Condensed Consolidated Financial Statements and related disclosures.  However, J. Alexander’s Holdings, Inc. does not expect the adoption of ASU No. 2016-12 to have a significant impact on its Condensed Consolidated Financial Statements and related disclosures.

Note 8 – Related Party Transactions

In connection with the Contribution discussed in Note 1 above, J. Alexander’s Holdings, LLC assumed from FNFV a promissory note payable to FNF in the principal amount of $20,000 (the “FNF Note”), which was accounted for as a distribution of capital. The FNF Note accrued interest at 12.5% annually, and the interest and principal were payable in full on January 31, 2016. Under the terms of J. Alexander’s, LLC’s term loan dated September 3, 2013, the FNF Note was subordinated to the term debt. The Amended and Restated Loan Agreement, dated December 9, 2014, included a provision whereby, as long as there were no outstanding events of default, the entire FNF Note could be repaid with proceeds from the ongoing offering transaction, and up to $10,000 of the debt associated with the FNF Note could be repaid regardless of whether the offering transaction were to occur. On December 15, 2014, a payment of $14,569, representing $10,000 of principal on the FNF Note and $4,569 of accrued interest, was made to FNF. Further, on May 20, 2015, J. Alexander’s, LLC entered into a financing arrangement with the financial institution that is the lender on its existing term loan and lines of credit. Under the terms of the new credit facility, a new $10,000 term loan was put into place, the purpose of which was to refinance the remaining $10,000 principal balance of the existing FNF Note. On May 20, 2015, J. Alexander’s Holdings, LLC paid the remaining principal balance of $10,000 as well as accrued interest of $542 to FNF, which resulted in the FNF Note being paid in full.

During the quarter and six-month period ended June 28, 2015, interest expense of $177 and $493, respectively, was recorded relative to the FNF Note.  No such expense was recorded during the quarter and six-month period ended July 3, 2016.

FNF also billed J. Alexander’s Holdings, LLC for expenses incurred or payments made on its behalf by FNF, primarily related to third party consulting fees, travel expenses for employees and the board of managers, and franchise tax payments. These expenses totaled $0 and $3 for the six-month periods ended July 3, 2016 and June 28, 2015, respectively. No such expense was recorded during the quarters ended July 3, 2016 and June 28, 2015.

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

During the quarter ended July 3, 2016, consulting fees of $158 were recorded relative to the Black Knight Management Consulting Agreement.  During the six-month period ended July 3, 2016, consulting fees of $318 were recorded relative to the aforementioned agreement.  Such costs are presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.

As discussed in Note 1 above, a grant of an additional 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”). The Black Knight Grant has a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of J. Alexander’s Holdings, Inc. common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of J. Alexander’s Holdings, Inc. common stock over the five trading days following the distribution date of September 28, 2015. The Class B Units granted to Black Knight will vest in equal installments on the first, second, and third anniversaries of the grant date, and will be subject to acceleration upon a change in control of J. Alexander’s Holdings, Inc. or J. Alexander’s Holdings, LLC, the termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC without cause or the termination of the Management Consulting Agreement by Black Knight as a result of J. Alexander’s Holdings, LLC’s breach of the Management Consulting Agreement. The Black Knight Grant will be measured at fair value at each reporting date through the date of vesting, and will be recognized as a component of continuing income in future financial statements of J. Alexander’s Holdings, Inc. The valuation of the Black Knight Grant as of July 3, 2016  was $6,333. Vested Class B Units held by Black Knight may be exchanged for shares of common stock of J. Alexander’s Holdings, Inc. However, upon termination of the Management Consulting Agreement for any reason, Black Knight must exchange its Class B Units within 90 days or such units will be forfeited for no consideration.

During the quarter and six-month period ended July 3, 2016, profits interest expense of $318 and $912, respectively, was recorded relative to the Black Knight Grant. Such expense is presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.

As discussed above in Note 4 – Income Taxes, J. Alexander’s Holdings, Inc. recorded a tax distribution payable of $1,319 in respect of an obligation for tax distributions owed to former members of J. Alexander’s Holdings, LLC, which includes individuals and entities associated with two current directors of J. Alexander’s Holdings, Inc.

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
•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” discussed in the Annual Report on Form 10-K for the fiscal year ended January 3, 2016 filed with the United States Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “2015 Annual Report”).

These factors should not be construed as exhaustive and should be read with the other cautionary statements in the 2015 Annual Report. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in the 2015 Annual Report. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.  Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. We expressly disclaim any intent or obligation to update these forward-looking statements.

Dollar amounts within management's discussion and analysis of financial condition and results of operations are presented in thousands except for average weekly sales per restaurant, average weekly same store sales per restaurant and average check per guest.

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

While each concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant” restaurant.  As of July 3, 2016, we operated a total of 42 locations across 14 states.  During 2015, we began a plan of transitioning a total of between 14 and 16 of our J. Alexander’s restaurants to Redlands Grill restaurants.  Other restaurant locations may be added or converted in the future as we determine how best to position our multiple concepts in a given geographic market.

We believe our concepts deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  As a result, we have historically delivered strong growth in same store sales, average weekly sales, net sales and Adjusted EBITDA.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 42 restaurants across 14 states as of July 3, 2016.  Our sales growth in recent years has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants, and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our concepts, grow our revenue and improve our profitability by:

•	pursuing new restaurant development;
•	expanding beyond our current three restaurant concepts;
•	increasing our same store sales through providing high quality food and service; and
•	improving our margins and leveraging infrastructure.

We believe there are opportunities to open four to five new restaurants annually, and we are actively pursuing development opportunities within all of our concepts, with approximately 25 locations in approximately 20 separate markets currently under evaluation in order to meet our stated growth objectives.  The most recent restaurant opening was a Stoney River restaurant in Germantown, Tennessee, which began operations during January 2016.

In addition, the Company has executed leases for development of new J. Alexander’s restaurants in Raleigh, North Carolina and Lexington, Kentucky, with anticipated opening dates during the fourth quarter of 2016 and first quarter of 2017, respectively. Further, we have executed a lease and expect to open the twelfth Stoney River during the fourth quarter of 2016 in Chapel Hill, North Carolina.

Recent Transactions and Basis of Presentation

The historical results of operations for periods prior to September 28, 2015 discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of J. Alexander’s Holdings, LLC and its consolidated subsidiaries. Through a series of reorganization transactions, on September 28, 2015, J. Alexander’s Holdings, Inc. became the sole managing member of J. Alexander’s Holdings, LLC, and now controls its business and affairs.  Therefore, J. Alexander’s Holdings, Inc. began consolidating the financial results of J. Alexander’s Holdings, LLC on September 28, 2015, which corresponds to the first day of the fourth quarter of fiscal year 2015.  It should also be noted that on September 28, 2015, J. Alexander’s Holdings, Inc. became an independent, publicly-held company through a spin-off distribution transaction (the “Spin-off”) whereby Fidelity National Financial, Inc. (“FNF”) distributed to holders of its Fidelity National Financial Ventures, LLC (“FNFV”) Group common stock one hundred percent of its shares of J. Alexander’s Holdings, Inc. common stock.

The locations that began the transition from a J. Alexander’s restaurant to a Redlands Grill restaurant during 2015 have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures.

The following events had an impact on the presentation of our historical results of operations over the past three years:

•

In September 2012, FNF acquired J. Alexander’s Corporation (“JAC”).  JAC was subsequently converted from a corporation to a limited liability company, J. Alexander’s, LLC, on October 30, 2012.  The acquisition was treated as an acquisition for accounting purposes with FNF as the acquirer and JAC as the acquiree.  In February 2013, the operations of Stoney River were contributed to J. Alexander’s by FNH.  Additionally, in February 2013, J. Alexander’s Holdings, LLC assumed the $20,000 FNF Note, which was accounted for as a distribution of capital.  The note accrued interest at 12.5%, and the interest and principal were payable in full on January 31, 2016.  During the six-month periods ended July 3, 2016 and June 28, 2015, $0 and $493 of interest expense payable to FNF was recorded related to this note.  In May 2015, this note was repaid in full.

•	During 2013, we closed the following three underperforming J. Alexander’s restaurants:
o	Chicago, Illinois – closed February 2013;
o	Orlando, Florida – closed April 2013; and
o	Scottsdale, Arizona – closed April 2013.

For financial reporting purposes, the Orlando and Scottsdale locations were deemed to represent discontinued operations while results related to the Chicago location are reflected as a component of continuing operations.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales. We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations. Our same store restaurant base consisted of 41 restaurants at each of July 3, 2016 and June 28, 2015. Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Pre-opening Expenses. Pre-opening expenses are costs incurred prior to opening a restaurant, and primarily consist of manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities, as well as lease costs incurred prior to opening. We currently target pre-opening costs per restaurant at approximately $625.

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

Income Tax (Expense) Benefit. This represents expense or benefit related to the taxable income at the federal, state and local level. As a partnership, J. Alexander’s Holdings, LLC generally pays no tax on its income, and each of its members is required to report such member’s allocable share of the partnership’s income on such member’s income tax returns.  As a result of the reorganization transactions effective September 28, 2015, J. Alexander’s Holdings, Inc. became the owner of all of the outstanding Class A Units of J. Alexander’s Holdings, LLC. Therefore, beginning after the date of the reorganization, J. Alexander’s Holdings, Inc. will pay federal, state and local income tax on its allocable share of income of the partnership.

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

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended			Six-Month Period Ended
	July 3	June 28	Percent Change	July 3	June 28	Percent Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$53,921	$53,091	1.6%	$110,800	$109,275	1.4%
Costs and Expenses:
Cost of sales	17,353	17,149	1.2	35,443	34,596	2.4
Restaurant labor and related costs	16,608	16,221	2.4	33,547	32,636	2.8
Depreciation and amortization of restaurant property and equipment	2,232	2,045	9.1	4,404	4,039	9.0
Other operating expenses	11,064	10,640	4.0	22,076	21,550	2.4
Total restaurant operating expenses	47,257	46,055	2.6	95,470	92,821	2.9
Transaction and integration expenses	15	2,051	(99.3)	62	2,113	(97.1)
General and administrative expenses	4,750	3,887	22.2	9,859	7,865	25.4
Pre-opening expenses	77	-	NCM	415	2	NCM
Total operating expenses	52,099	51,993	0.2	105,806	102,801	2.9
Operating income	1,822	1,098	65.9	4,994	6,474	(22.9)
Other income (expense):
Interest expense	(185)	(333)	(44.4)	(367)	(776)	(52.7)
Other, net	47	20	135.0	56	48	16.7
Total other expense	(138)	(313)	(55.9)	(311)	(728)	(57.3)
Income from continuing operations before income taxes	1,684	785	114.5	4,683	5,746	(18.5)
Income tax (expense) benefit	(486)	61	NCM	(1,089)	(21)	NCM
Loss from discontinued operations, net	(111)	(105)	5.7	(217)	(211)	2.8
Net income	$1,087	$741	46.7%	$3,377	$5,514	(38.8)%

Note:  NCM means not considered meaningful.

As a Percentage of Net Sales	Quarter Ended		Six-Month Period Ended
	July 3	June 28	July 3	June 28
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	32.2	32.3	32.0	31.7
Restaurant labor and related costs	30.8	30.6	30.3	29.9
Depreciation and amortization of restaurant property and equipment	4.1	3.9	4.0	3.7
Other operating expenses	20.5	20.0	19.9	19.7
Total restaurant operating expenses	87.6	86.7	86.2	84.9
Transaction and integration expenses	0.0	3.9	0.1	1.9
General and administrative expenses	8.8	7.3	8.9	7.2
Pre-opening expenses	0.1	-	0.4	0.0
Total operating expenses	96.6	97.9	95.5	94.1
Operating income	3.4	2.1	4.5	5.9
Other income (expense):
Interest expense	(0.3)	(0.6)	(0.3)	(0.7)
Other, net	0.1	0.0	0.1	0.0
Total other expense	(0.3)	(0.6)	(0.3)	(0.7)
Income from continuing operations before income taxes	3.1	1.5	4.2	5.3
Income tax (expense) benefit	(0.9)	0.1	(1.0)	(0.0)
Loss from discontinued operations, net	(0.2)	(0.2)	(0.2)	(0.2)
Net income	2.0%	1.4%	3.0%	5.0%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Redlands Grill	31	31	31	31
Stoney River Steakhouse and Grill	11	10	11	10

Average weekly sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$107,900	$109,900	$111,100	$113,900
Percent change	(1.8)%		(2.5)%
Stoney River Steakhouse and Grill	$73,000	$67,500	$75,600	$71,000
Percent change	8.1%		6.5%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$108,300	$110,300	$111,600	$114,400
Percent change	(1.8)%		(2.4)%
Stoney River Steakhouse and Grill	$68,700	$67,500	$71,900	$71,000
Percent change	1.8%		1.3%

Net Sales

Net sales increased by $830, or 1.6%, in the second quarter of 2016 compared to the second quarter of 2015 due to an increase in same store sales at Stoney River of $131 and the impact of a new Stoney River restaurant which opened in Germantown, Tennessee in January 2016 and contributed $1,514 to sales during the quarter.  These increases more than offset the sales decrease experienced at the J. Alexander’s / Redlands Grill restaurants of $815 for the second quarter of 2016. For the first half of 2016, net sales increased by $1,525, or 1.4%, compared to the first half of 2015 due to an increase in same store sales at Stoney River of $294 and the impact of the new Stoney River restaurant which contributed $2,711 to sales during the first half of the year.  These increases more than offset a decrease in sales at J. Alexander’s and Redlands Grill restaurants of $1,480. It should be noted that, due to atypically severe winter weather conditions during the first quarter of 2015, our concepts lost 32 days of revenue due to weather-related restaurant closures, compared to 11 revenue days during the first quarter of 2016. In addition, one of the J. Alexander’s restaurants was closed for 35 days during the first quarter of 2015 while undergoing a major remodel.  The New Year’s Eve week which is historically one of the Company’s strongest sales weeks occurred twice during fiscal year 2015, and this occurrence had a positive impact on the first quarter of 2015.  The first quarter of 2016 began on January 4, 2016 and, as such, did not receive the benefit of the New Year’s Eve week.  The estimated impact on sales due to the loss of New Year’s Eve week in the first quarter of 2016 was $905.

Average weekly same store sales at J. Alexander’s / Redlands Grill restaurants for the second quarter of 2016 decreased by 1.8% to $108,300, compared to $110,300 in the second quarter of 2015. For the first half of 2016, J. Alexander’s and Redlands Grill restaurants’ average weekly same store sales totaled $111,600, a 2.4% decrease from $114,400 in the first half of 2015. Average weekly same store sales at Stoney River restaurants for the second quarter of 2016 increased by 1.8% to $68,700 compared to $67,500 in the second quarter of 2015. For the first half of 2016, Stoney River restaurants average weekly same store sales totaled $71,900, a 1.3% increase from $71,000 in the first half of 2015.

At J. Alexander’s / Redlands Grill, the average check per guest, including alcoholic beverage sales, decreased by 1.9% to $29.86 in the second quarter of 2016 from $30.44 in the second quarter of 2015, and by 1.7% to $30.20 for the first half of 2016 from $30.73 for the first half of 2015.  Management estimates that the effect of menu price decreases on net sales was approximately 0.4% and 1.0% in the second quarter and first half of 2016, respectively, compared to the corresponding periods of 2015. Management estimates that weekly average guest counts within the same store base increased by approximately 0.2% in the second quarter compared to the corresponding period of 2015.  For the six-month period ended July 3, 2016, management estimates that weekly average guest counts within the same store base decreased by approximately 0.6% as compared to the first half of 2015.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 4.0% to $43.13 in the second quarter of 2016 from $44.95 in the second quarter of 2015, and by 2.9% to $44.05 for the first half of 2016 from $45.38 for the first half of 2015 reflecting the impact of the new Germantown, Tennessee Stoney River restaurant opened during the first quarter which has both lunch and dinner service. Because lunch items generally are at a lower price point, the opening of the new location has served to decrease the average check per guest as a concept.  Management estimates that the effect of menu price decreases on net sales was approximately 0.1% in the second quarter of 2016 compared to the same quarter in 2015.  For the six-month period ended July 3, 2016, management estimates that the effect of menu price increases was approximately 0.2% compared to the corresponding period of 2015.  Management estimates that weekly average guest counts within the same store base increased by approximately 1.6% in the second quarter of 2016 and by 0.6% in the first half of 2016 compared to the same periods of 2015.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 87.6% of net sales in the second quarter of 2016 from 86.7% in the second quarter of 2015 and to 86.2% of net sales in the first half of 2016 from 84.9% of net sales in the first half of 2015. The increase in the second quarter of 2016 as compared to the corresponding period of 2015 was due primarily to the adverse effect of lower same store sales at the J. Alexander’s / Redlands Grill locations as well as the effect of higher labor costs, additional depreciation and amortization of restaurant equipment as a result of the opening of a new restaurant and increases in certain other operating expenses. The increase in the first half of 2016 as compared to the corresponding period of 2015 was due primarily to the same factors noted above.

Cost of sales, which includes the cost of food and beverages, decreased to 32.2% of net sales in the second quarter of 2016 from 32.3% of net sales in the corresponding period of 2015. Conversely, cost of sales increased to 32.0% of net sales for the first half of 2016 from 31.7% of net sales in the first half of 2015. The decrease during the second quarter of 2016 is due primarily to favorable beef costs relative to the corresponding period of 2015, which was partially offset by increased input costs related to pork, condiments, other food ingredients and alcoholic beverage costs, and more than offset the effect of lower menu prices during the quarter.  The increase during the first half of 2016 is due primarily to the effect of lower menu prices, as input costs for beef, seafood and poultry all decreased compared to the first six months of 2015. Management estimates that deflation in food costs in the second quarter of 2016 for J. Alexander’s / Redlands Grill and Stoney River was approximately 2.2% and 2.8%, respectively.  For the first half of 2016, management estimates that deflation in food costs was 0.8% within the J. Alexander’s / Redlands Grill concepts and 0.7% at the Stoney River concept.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 31% of this expense category.  We purchase beef at weekly market prices. Prices paid for beef within the J. Alexander’s / Redlands Grill restaurants were lower in the second quarter of 2016 than in the same period of 2015 by approximately 6.1%, and at Stoney River, prices paid for beef were down 5.4% in the second quarter of 2016 compared to the corresponding period of 2015.  Prices paid for beef within the J. Alexander’s / Redlands Grill restaurants were approximately 0.9% lower in the first half of 2016 than in the corresponding period of 2015, and at Stoney River, prices paid for beef were down approximately 1.2% in the first half of 2016 compared to the same period of 2015. Our beef purchases currently remain subject to variable market conditions. We anticipate a favorable market for beef prices during the latter half of 2016. We continually monitor the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs totaled 30.8% and 30.6% of net sales in the second quarter of 2016 and 2015, respectively, and totaled 30.3% and 29.9% of net sales in the first half of 2016 and 2015, respectively, due primarily to the effect of lower same store sales at the J. Alexander’s / Redlands Grill locations as well as the impact of higher labor costs incurred in the new Stoney River restaurant opened during the first quarter of 2016.

Depreciation and amortization of restaurant property and equipment increased by $187 in the second quarter of 2016  and $365 for the first half of 2016 compared to the corresponding periods of 2015 primarily due to additional depreciation expense related to capital expenditures within each concept, including an extensive remodel of one our J. Alexander’s locations in the first quarter of 2015, additional restaurant remodels during the latter part of 2015, and the impact of the new Stoney River restaurant opened in the first quarter of 2016.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 20.5% of net sales in the second quarter of 2016 from 20.0% of net sales in the second quarter of 2015 due primarily to the effect of lower same store sales at the J. Alexander’s / Redlands Grill locations as well as increased expense associated with repairs and maintenance, various supplies, complimentary guest meals, contract services, credit card fees and rent incurred during the second quarter of 2016. Other operating expenses increased to 19.9% of net sales for the first half of 2016 from 19.7% of net sales in the comparable period of 2015 due primarily to the same factors mentioned above.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, costs associated with the Management Consulting Agreement with Black Knight and other costs incurred above the restaurant level, increased by $863, or 22.2%, in the second quarter of 2016 compared to the second quarter of 2015.  The more significant components of the increase during the second quarter of 2016 include non-cash share-based compensation expense associated with the Black Knight profits interest grant, which originated in October 2015, totaling $318 as well as consulting fees earned by Black Knight in accordance with the Management Consulting Agreement entered into in September 2015 totaling $158.  Additional general and administrative expense increases were recorded in non-cash share-based compensation related to stock option grants made in October 2015 and April 2016, salaries and wages, accounting and audit fees, insurance costs, directors’ fees, legal fees and investor relations costs as well as printed materials relative to stockholders’ reports, which more than offset the favorable impact of lower expense associated with public relations, travel, and employee relocation expenses and real estate site costs during the same period. Management estimates that incremental costs associated with being a public company totaled approximately $350 in the second quarter of 2016 compared to the same quarter of 2015 when operating as a private company.

General and administrative expenses increased by $1,994, or 25.4%, for the first half of 2016 compared to the corresponding period of 2015.  The more significant components of the increase during the first half of 2016 include non-cash share-based compensation expense associated with the Black Knight profits interest grant mentioned above, totaling $912 as well as consulting fees earned by Black Knight totaling $318 during 2016.  Additional general and administrative expense increases were recorded in non-cash share-based compensation related to the aforementioned stock option grants, salaries and wages, travel, accounting and audit fees, employee training costs, insurance costs, directors’ fees, market research costs, legal fees and investor relations costs as well as printed materials relative to stockholders’ reports, which more than offset the favorable impact of lower expense associated with lower incentive compensation, public relations, payroll processing fees and employee relocation expenses as well as real estate site costs during the same period. Management estimates that incremental costs associated with being a public company totaled approximately $600 in the first half of 2016 compared to the same period of 2015 when operating as a private company.

Transaction Costs

We incurred non-recurring transaction expenses totaling $15 and $2,051 during the quarters ended July 3, 2016 and June 28, 2015, respectively, and $62 and $2,113 during the six-month periods ended July 3, 2016 and June 28, 2015, respectively.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. We incurred transaction costs in each of the aforementioned periods as a result of the acquisition by FNF and the Spin-off distribution discussed in the Footnotes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements above.

Pre-opening Expense

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant. For the quarter and six-month period ended July 3, 2016, pre-opening costs of $77 and $415, respectively, were recorded related primarily to the new Stoney River restaurant, which opened in January 2016 in Germantown, Tennessee.  Additionally, we recorded pre-opening rent expense for two new J. Alexander’s restaurants in Raleigh, North Carolina and Lexington, Kentucky currently under construction.

Other Income (Expense)

Interest expense decreased by $148 and $409 in the second quarter and the first half of 2016, respectively, compared to the corresponding periods in 2015, primarily as a result of our refinancing the remaining $10,000 of the FNF Note on May 20, 2015 at a substantially lower interest rate.

Income Taxes

We reported income tax expense of $486 and benefit of $61 for the quarters ended July 3, 2016 and June 28, 2015, respectively.  Further, we reported income tax expense of $1,089 and $21 for the six-month periods ended July 3, 2016 and June 28, 2015, respectively.  A tax provision was recorded in the second quarter and first half of 2016 as a result of the new organizational structure effected by the reorganization transaction which occurred on September 28, 2015.  As a result of the new structure, J. Alexander’s Holdings, Inc. is now liable for federal, state and local income taxes for its allocable share of income of J. Alexander’s Holdings, LLC.  The recorded income tax benefit and expense during the second quarter and first half of 2015, respectively, was due to the partnership’s tax obligation for certain state and local jurisdictions only.

Discontinued Operations

During 2013, three underperforming J. Alexander’s restaurants were closed and two of these locations were considered to be discontinued operations. Losses from discontinued operations totaling $111 and $105 for the quarters ended July 3, 2016 and June 28, 2015, respectively, and $217 and $211 for the six-month periods ended July 3, 2016 and June 28, 2015, respectively, consist solely of exit and disposal costs which are primarily related to continuing obligations under leases.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

J. Alexander’s Holdings, Inc. is a holding company and the sole managing member of J. Alexander’s Holdings, LLC. As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of July 3, 2016, cash and cash equivalents totaled $5,444. Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants, and meeting debt service requirements and operating lease obligations. Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants. We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per customer due to changes in economic conditions, as described in detail in the 2015 Annual Report, under the heading “Risk Factors.”

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the six-month periods ended July 3, 2016 and June 28, 2015:

	Six-Month Period Ended
	July 3	June 28
	2016	2015

Net cash provided by (used in):
Operating activities	$3,104	$7,455
Investing activities	(7,098)	(4,599)
Financing activities	(3,986)	(1,005)
Net (decrease) increase in cash and cash equivalents	$(7,980)	$1,851

Operating Activities. Net cash flows provided by operating activities decreased to $3,104 for the first half of 2016 from $7,455 for the corresponding period of 2015, a decrease of $4,351.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period. Therefore, fluctuations in restaurant operating profit impact our cash flows from operations.  Restaurant operating profit decreased by $1,124 in the first half of 2016 compared to the corresponding period of 2015, contributing to the decrease in positive operating cash flows. An additional use of cash in 2016 was income taxes totaling $3,511 compared to payments made in the first half of 2015 totaling $206, an increase of $3,305.  The increase in income tax payments during the first half of 2016 as compared to the same period in 2015 is due to the change in tax status as a result of becoming a public company at the beginning of the fourth quarter of 2015.  We also made a payment during the first quarter of 2016 for the pro-rated annual Black Knight consulting fee of $207 paid pursuant to the Management Consulting Agreement. Finally, due to the timing of payroll payments, payroll taxes deposited with our payroll processor were approximately $986 higher in the first half of 2016 when compared to the same period in 2015. The reduction of cash inflows and increase of cash outflows were partially offset by a reduction of cash outflows relative to incentive compensation, prepaid insurance, transaction costs and interest.  The incentive compensation related to fiscal year 2015 paid during the first quarter of 2016 was approximately $206 lower than corresponding payments during the first quarter of 2015.  Insurance prepayments were higher by approximately $89 in the first half of 2015 compared to the corresponding period in 2016.  Further, transaction cost payments were higher in the first half of 2015 by approximately $657 than the corresponding period in 2016.  Finally, interest payments totaled $338 during the first half of 2016 compared to $781 in the first half of 2015, a decrease of $443.

Investing Activities. Net cash used in investing activities for the first half of 2016 totaled $7,098 compared to $4,599 in the corresponding period of 2015, with the cash flow in 2016 being attributed primarily to capital expenditures related to the completion of the Stoney River restaurant which opened in Germantown, Tennessee and two remodels of J. Alexander’s restaurants which began in the fourth quarter of 2015 and were completed in the first quarter of 2016. Cash used in investing activities in the first half of 2015 were attributable primarily to capital expenditures related to the completion of a J. Alexander’s restaurant which opened in Columbus, Ohio during November 2014 as well as a major remodel of a J. Alexander’s restaurant.

Financing Activities. Net cash used in financing activities for the first half of 2016 totaled $3,986 compared to $1,005 in the corresponding period of 2015, an increase of $2,981. A portion of the amount for both periods relate to servicing of the outstanding debt.  Cash was also used to repurchase J. Alexander’s Holdings, Inc. common stock under the Company’s stock repurchase program during the first half of 2016 in the amount of $3,153, discussed in greater detail below.

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

The capital resources required for a new restaurant depend on the concept, the size of the building and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, excluding landlord contributions and pre-opening costs, will range from $4,500 to $5,500 for a new J. Alexander’s or Redlands Grill, and $3,500 to $4,500 for a new Stoney River.  In addition, we expect to spend approximately $625 per restaurant for pre-opening expenses and pre-opening rent expense.

In addition to new store development, we plan to complete remodels of one of our Stoney River restaurants, one of our J. Alexander’s restaurants and two of our Redlands Grill restaurants during 2016.  During 2015, we remodeled two J. Alexander’s restaurants, one Redlands Grill restaurant and two Stoney River restaurants.  One of the two J. Alexander’s remodels and the Redlands Grill remodel were somewhat routine in nature and resulted in an average cost of $442.  The second J. Alexander’s remodel was extensive resulting in capital expenditures of approximately $1,903. The two major remodels at Stoney River restaurants were the first such remodels to occur at these particular locations since Stoney River was contributed to us in 2013 resulting in a higher than typical average cost of $578.  We expect to complete four to six J. Alexander’s or Redlands Grill remodels each year at an average cost of $250 to $350 per location.

For 2016, we currently estimate capital expenditure outlays will range between $20,000 and $21,500, excluding any tenant incentives and pre-opening costs.  These estimates include the completion of the new Stoney River in Germantown, Tennessee which opened in January 2016, the construction of one new Stoney River restaurant in Chapel Hill, North Carolina, which is scheduled to open in the fourth quarter of 2016, and two new J. Alexander’s restaurants in Raleigh, North Carolina and Lexington, Kentucky, scheduled to open in the fourth quarter of 2016 and first quarter of 2017, respectively, as well as capital expenditures to improve our existing restaurants and for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

An additional long-term capital requirement relates to the funding of the Amended and Restated Salary Continuation Agreements in place with certain current and former officers of the Company.  Due to the transaction whereby FNF spun-off its shares of J. Alexander’s Holdings, Inc. to shareholders of FNFV Group common stock, FNF no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the distribution transaction triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, to establish and fund a “rabbi trust” (the “Trust”) under the Amended and Restated Salary Continuation Agreements.  On October 19, 2015, the Trust was established and funded with a total of $4,304, which was comprised of $2,415 in cash and $1,889 in cash surrender values of whole life insurance policies.  These assets are classified as noncurrent within the Company’s financial statements.  The Company may be required in the future to make additional contributions to the Trust in order to maintain the required level of funding required by the agreements.

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

Pursuant to the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued Black Knight non-voting Class B Units, and is required to pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC will also reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the Management Consulting Agreement, “Adjusted EBITDA” means J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.  Future cash outlays associated with the Management Consulting Agreement could be significant. During the quarter ended April 3, 2016, we paid $207 to Black Knight for the 2015 pro-rated annual management consulting fee. In fiscal year 2016, we anticipate the cash fee earned will be approximately $800 and will be paid in fiscal year 2017.

We estimate the additional cost of becoming a publicly held company to be approximately $1,100 on an annual basis due primarily to director fees, NYSE fees, increased directors and officers liability insurance costs, other compliance related fees and additional professional services costs.  Furthermore, we anticipate an effective tax rate of approximately 23.5% relative to federal, state and local income taxes in fiscal year 2016.

On October 29, 2015, the J. Alexander’s Holdings, Inc. Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the next three years ending October 29, 2018. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices, and amounts of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of July 3, 2016 we have repurchased 300,059 shares under this program at an aggregate purchase price of $3,153.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. We had a working capital deficit of $5,868 at July 3, 2016 compared to a deficit of $3,574 at January 3, 2016.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

In accordance with the terms of both the first and second amendments of the Limited Liability Company Operating Agreement of J. Alexander’s Holdings, LLC, the Members of the entity are entitled to periodic tax distributions. During the second quarter of 2016, we finalized and filed the tax returns for the short tax period ended September 28, 2015, which was required due to the reorganization transactions that occurred on that date in relation to the Spin-off and which returns included the pre-Spin-off Members.  As such, we determined the amount to be distributed to the former Members, and recorded a tax distribution payable of $1,319 as a reduction to equity in the second quarter of 2016.  This liability is expected to be paid in the third quarter of 2016.  Due to the current ownership structure, no additional significant tax distributions to former or current Members of J. Alexander’s Holdings, LLC are anticipated to occur, other than to cover actual tax liabilities of the holders of the Class B Units or of the sole managing member, J. Alexander’s Holdings, Inc. which will be reflected in the consolidated tax provision calculations.

Credit Facility

On September 3, 2013, we obtained a $16,000 credit facility with Pinnacle Bank that provided for two loans. The borrower under this credit facility was J. Alexander’s, LLC, and the credit facility was guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The credit facility consisted of a three-year $1,000 revolving line of credit which may be used for general corporate purposes, and a seven-year $15,000 mortgage loan (the “Mortgage Loan”). On December 9, 2014, we executed an Amended and Restated Loan Agreement which encompasses the two existing loans discussed above dated September 3, 2013 and also included a five-year, $15,000 development line of credit. On May 20, 2015, we executed a Second Amended and Restated Loan Agreement (the “Loan Agreement”), which increased the development line of credit to $20,000 over a five-year term and also included a five-year, $10,000 term loan (the “Term Loan”), the proceeds of which were used to repay in full the $10,000 outstanding under a note to FNF which was scheduled to mature January 31, 2016. The indebtedness outstanding under these facilities is secured by liens on certain personal property of J. Alexander’s Holdings, LLC and its subsidiaries, subsidiary guaranties, and a mortgage lien on certain real property.

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

The Loan Agreement also includes certain financial covenants. A fixed charge coverage ratio of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ending must be maintained. The fixed charge coverage ratio is defined in the Loan Agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus non-cash share based compensation expense minus the greater of either actual store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40 to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long-term debt and capital lease obligations made during such period, all determined in accordance with GAAP.

In addition, the maximum adjusted debt to EBITDAR ratio must not exceed 4.0 to 1 at the end of any fiscal quarter. Under the Loan Agreement, EBITDAR is measured based on the then ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus an amount that in the determination of net income for the applicable period has been deducted for (i) interest expense; (ii) total federal, state, foreign, or other income taxes; (iii) all depreciation and amortization; (iv) rent payments; and (v) non-cash share based compensation, all as determined in accordance with GAAP. Adjusted debt is (i) funded debt obligations net of any short-term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven. The FNF Note was subordinated to borrowings outstanding under the credit facility and, for purposes of calculating the financial covenants, this note and related interest expense were excluded from the calculations.

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of January 3, 2016 and all reporting periods subsequent to that date through July 3, 2016.

No amounts were outstanding under the revolving line of credit or the development line of credit at January 3, 2016, or subsequent to that time through July 3, 2016, and all amounts were available to us for borrowing under each line of credit on such dates. At July 3, 2016, $10,417 was outstanding under the Mortgage Loan and an additional $10,000 was outstanding under the Term Loan. At July 3, 2016, the Loan Agreement is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $33,367.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 3, 2016, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, JAC operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, J. Alexander’s Holdings, Inc. through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of July 3, 2016, is as follows:

Wendy's restaurants (nine leases)	$1,510
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	172
Total contingent liability related to assigned leases	$1,682

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

The following table summarizes repurchases of equity securities by J. Alexander’s Holdings, Inc. during the three months ended July 3, 2016:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/4/2016 - 5/3/2016	-	$-	-	-
5/4/2016 - 6/3/2016	44,707	10.54	44,707	1,402,043
6/4/2016 - 7/3/2016	202,102	10.56	202,102	1,199,941
Total	246,809	$10.56	246,809	1,199,941
(1)

On October 29, 2015, J. Alexander’s Holdings, Inc.’s Board of Directors approved a three-year stock purchase program, effective on such date, under which the Company can repurchase up to 1,500,000 shares of its common stock through October 29, 2018.  The total number of shares purchased as a part of the aforementioned program at the beginning of the first period presented above was 53,250, and the overall number of shares repurchased through July 3, 2016 totaled 300,059.

(2)	As of the last day of the applicable period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index on page 34 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: August 16, 2016	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2016	/s/ Mark A. Parkey
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

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended July 3, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.