Form 10-Q
period 2016-10-02
J. Alexander's Holdings, Inc.
filed 2016-11-07
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 2, 2016

or

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

As of November 4, 2016, 14,700,176 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	October 2	January 3
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$7,514	$13,424
Accounts and notes receivable	1,828	406
Accounts receivable from related party	-	12
Inventories	2,205	2,198
Prepaid expenses and other current assets	1,814	2,939
Total current assets	13,361	18,979
Other assets	5,866	6,388
Property and equipment, at cost, less accumulated depreciation and amortization of $32,126 and $25,686 as of October 2, 2016 and January 3, 2016, respectively	94,625	89,313
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,155	25,155
Deferred charges, less accumulated amortization of $185 and $137 as of October 2, 2016 and January 3, 2016, respectively	301	264
Total assets	$155,045	$155,836

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,974	$6,347
Accrued expenses and other current liabilities	8,556	11,325
Unearned revenue	2,206	3,214
Current portion of long-term debt	7,056	1,667
Total current liabilities	22,792	22,553
Long-term debt, net of portion classified as current and deferred loan costs	16,652	19,226
Deferred compensation obligations	5,933	5,715
Deferred income taxes	3,883	5,002
Other long-term liabilities	5,298	4,537
Total liabilities	54,558	57,033
Commitments and contingencies	-	-
Stockholders' Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding 14,700,176 and 15,000,235 shares as of October 2, 2016 and January 3, 2016, respectively	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of October 2, 2016 or January 3, 2016	-	-
Additional paid-in-capital	94,252	95,283
Retained earnings	3,490	2,321
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	97,757	97,619
Non-controlling interests	2,730	1,184
Total stockholders' equity	100,487	98,803
Total liabilities and stockholders' equity	$155,045	$155,836

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited in thousands, except per share amounts)

	Quarter Ended		Nine-Month Period Ended
	October 2	September 27	October 2	September 27
	2016	2015	2016	2015
Net sales	$51,459	$49,335	$162,259	$158,610
Costs and expenses:
Cost of sales	16,252	15,581	51,695	50,177
Restaurant labor and related costs	16,540	15,819	50,087	48,455
Depreciation and amortization of restaurant property and equipment	2,232	2,088	6,636	6,128
Other operating expenses	10,833	10,516	32,909	32,066
Total restaurant operating expenses	45,857	44,004	141,327	136,826
Transaction and integration expenses	-	4,197	62	6,311
General and administrative expenses	4,104	3,378	13,963	11,242
Pre-opening expenses	192	21	607	23
Total operating expenses	50,153	51,600	155,959	154,402
Operating income (loss)	1,306	(2,265)	6,300	4,208
Other income (expense):
Interest expense	(147)	(193)	(514)	(970)
Other, net	18	21	74	68
Total other expense	(129)	(172)	(440)	(902)
Income (loss) from continuing operations before income taxes	1,177	(2,437)	5,860	3,306
Income tax (expense) benefit	(121)	66	(1,210)	45
Loss from discontinued operations, net	(111)	(106)	(328)	(317)
Net income (loss)	$945	$(2,477)	$4,322	$3,034

Basic earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.07	$(0.16)	$0.31	$0.22
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.02)
Basic earnings (loss) per share	$0.06	$(0.17)	$0.29	$0.20

Diluted earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.07	$(0.16)	$0.31	$0.22
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.02)
Diluted earnings (loss) per share	$0.06	$(0.17)	$0.29	$0.20

Weighted-average common shares outstanding:
Basic	14,700	15,000	14,862	15,000
Diluted	14,700	15,000	14,869	15,000

Comprehensive income (loss)	$945	$(2,477)	$4,322	$3,034

 See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at January 3, 2016	15,000,235	$15	$95,283	$2,321	$1,184	$98,803
Tax distributions	-	-	(1,319)	-	-	(1,319)
Purchases of common stock	(300,059)	-	-	(3,153)	-	(3,153)
Share-based compensation	-	-	288	-	1,546	1,834
Net income	-	-	-	4,322	-	4,322
Balances at October 2, 2016	14,700,176	$15	$94,252	$3,490	$2,730	$100,487

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine-Month Period Ended
	October 2	September 27
	2016	2015
Cash flows from operating activities:
Net income	$4,322	$3,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,842	6,356
Equity-based compensation expense	1,834	388
Other, net	(403)	403
Changes in assets and liabilities:
Accounts and notes receivable	(1,410)	(20)
Prepaid expenses and other current assets	1,125	450
Accounts payable	(1,539)	(469)
Accrued expenses and other current liabilities	(2,769)	(1,385)
Other assets and liabilities, net	207	(506)
Net cash provided by operating activities	8,209	8,251

Cash flows from investing activities:
Purchase of property and equipment	(12,153)	(7,287)
Other investing activities	(244)	(58)
Net cash used in investing activities	(12,397)	(7,345)

Cash flows from financing activities:
Proceeds from borrowing under debt agreement	4,000	10,000
Payments on long-term debt and obligations under capital leases	(1,250)	(11,255)
Purchases of common stock	(3,153)	-
Tax distributions to J. Alexander's Holdings, LLC members	(1,319)	-
Other financing activities	-	(187)
Net cash used in financing activities	(1,722)	(1,442)
Decrease in cash and cash equivalents	(5,910)	(536)
Cash and cash equivalents at beginning of period	13,424	13,301
Cash and cash equivalents at end of period	$7,514	$12,765

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$1,845	$1,444
Property and equipment obligations accrued at end of period	2,011	1,290
Cash paid for interest	503	952
Cash paid for income taxes	4,730	343

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

Separation from FNF

On August 15, 2014, J. Alexander’s Holdings, Inc., an affiliate of J. Alexander’s Holdings, LLC, was incorporated in the state of Tennessee. On October 28, 2014, J. Alexander’s Holdings, Inc. filed a registration statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) relating to a proposed initial public offering of its common stock and a restructuring pursuant to which J. Alexander’s Holdings, Inc. would become the managing member of J. Alexander’s Holdings, LLC. On February 18, 2015, FNF announced its intentions to pursue a spin-off (the “Spin-off”) of J. Alexander’s Holdings, LLC to shareholders of FNFV as an alternative to the previously proposed initial public offering of the J. Alexander’s Holdings, Inc. common stock. On June 24, 2015, J. Alexander’s Holdings, Inc. filed a request for the withdrawal of the registration statement on Form S-1 and subsequently filed a registration statement on Form 10 with the SEC on the same date in connection with the aforementioned Spin-off.

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

As a result of the Distribution, J. Alexander’s Holdings, Inc. is an independent public company and its common stock is listed under the symbol “JAX” on The NYSE, effective September 29, 2015.  As of October 2, 2016, a total of 14,700,176 shares of J. Alexander’s Holdings, Inc. common stock, par value $0.001, were outstanding.

On October 29, 2015, the J. Alexander’s Holdings, Inc. Board of Directors authorized a share repurchase program for up to 1,500,000 shares of J. Alexander’s Holdings, Inc.’s outstanding common stock over the next three years ending October 29, 2018. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate J. Alexander’s Holdings, Inc. to acquire any particular amount of stock. As of October 2, 2016, 300,059 shares have been repurchased under this program at an aggregate purchase price of $3,153.

Business of J. Alexander’s

From its inception, J. Alexander’s has gone to great lengths to avoid operating as, or being perceived as, a chain concept. The objective from the beginning has been to operate as a collection of restaurants dedicated to providing guests with the highest quality of food, levels of professional service and ambiance in each of the markets being served. In an effort to further this vision, and also to allow selected locations to expand feature menu offerings available to guests on a seasonal or rotational basis, a number of locations previously operated as J. Alexander’s restaurants are being converted to restaurants operating under the name Redlands Grill. During fiscal year 2015, 12 locations formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations. Management anticipates that use of the Redlands Grill name will also allow for expansion into certain markets which may currently have a J. Alexander’s and/or Stoney River Steakhouse and Grill (“Stoney River”) restaurant that might not otherwise have been considered viable for expansion opportunities. Assuming the initial transitions are successfully completed, management anticipates a total of 14 to 16 J. Alexander’s locations will be transitioned to the Redlands Grill concept. Other restaurant locations may be added or converted to the Redlands Grill concept or to other concepts in the future as J. Alexander’s Holdings, Inc. determines how best to position its multiple concepts in a given geographic market.

J. Alexander’s Holdings, Inc., through its subsidiaries, owns and operates full service, upscale restaurants under the J. Alexander’s, Redlands Grill and Stoney River concepts. At both October 2, 2016 and January 3, 2016, restaurants operating within the J. Alexander’s concept consisted of 19 restaurants in nine states. At October 2, 2016 and January 3, 2016, restaurants operating within the Stoney River concept consisted of 11 and 10 locations within six states, respectively, as one new Stoney River restaurant began operations during the first quarter of 2016 in Germantown, Tennessee. As noted above, during fiscal year 2015, 12 locations within eight states formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations. Each concept’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States. J. Alexander’s Holdings, Inc. does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the SEC. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine-month period ended October 2, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2017. For further information, refer to the Consolidated Financial Statements and footnotes thereto for the fiscal year ended January 3, 2016 included in the Annual Report on Form 10-K of J. Alexander’s Holdings, Inc. filed with the SEC on March 30, 2016.

Total comprehensive income (loss) is comprised solely of net income (loss) for all periods presented.

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

The J. Alexander’s Holdings, Inc. fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. The quarter and nine-month period ended October 2, 2016 and September 27, 2015 each included 13 and 39 weeks of operations, respectively. Fiscal year 2016 will include 52 weeks of operations, and fiscal year 2015 included 53 weeks of operations.

(d)	Discontinued Operations

During the 2013 fiscal year, three underperforming J. Alexander’s restaurants were closed, and two of these restaurants were considered to be discontinued operations. The $111 and $106 loss from discontinued operations included in the quarters ended October 2, 2016 and September 27, 2015, respectively, and losses for the nine-month periods ended October 2, 2016 and September 27, 2015 of $328 and $317, respectively, consist solely of exit and disposal costs which are primarily related to continuing obligations under leases for closed locations. There were no related assets reclassified as held for sale related to these closures, as there were no significant remaining assets related to these locations subsequent to the asset impairment charges being recorded at the time of closure in fiscal year 2013.

(e)	Transaction Costs

Transaction costs associated with the J. Alexander’s Acquisition and the Spin-off discussed in Note 1 above were incurred, totaling $0 and $4,197 for the quarters ended October 2, 2016 and September 27, 2015, respectively, and totaling $62 and $6,311 for the nine-month periods ended October 2, 2016 and September 27, 2015, respectively.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and to a lesser extent other professional fees and miscellaneous costs.

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

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of J. Alexander’s Holdings, Inc. attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders. As of October 2, 2016 and January 3, 2016, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $2,730 and $1,184, respectively, and consist solely of the non-cash compensation expense relative to the profits interest awards to management and Black Knight. The vesting requirements under either grant entitling Class B Unit holders to distributions of earnings of J. Alexander’s Holdings, LLC had not been met as of October 2, 2016 and, therefore, no allocation of net income was made to non-controlling interests for the nine-month periods ended October 2, 2016 and September 27, 2015.

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

As stated in Note 1, the J. Alexander’s Holdings, Inc. Board of Directors has authorized a share repurchase program, pursuant to which a total of 300,059 shares were repurchased during the nine-month period ended October 2, 2016 for an aggregate purchase price of $3,153. Pursuant to Tennessee state law, the repurchased shares were retired and are now authorized and unissued shares.  The repurchases and retirements were recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a reduction to retained earnings in accordance with ASC 505-30, Equity – Treasury Stock.

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Nine-Month Period Ended
(Dollars and shares in thousands, except per share amounts)	October 2	September 27	October 2	September 27
	2016	2015	2016	2015
Numerator:
Income (loss) from continuing operations, net of tax	$1,056	$(2,371)	$4,650	$3,351
Loss from discontinued operations, net	(111)	(106)	(328)	(317)
Net income (loss)	$945	$(2,477)	$4,322	$3,034
Denominator:
Weighted average shares (denominator for basic earnings (loss) per share)	14,700	15,000	14,862	15,000
Effect of dilutive securities	-	-	7	-
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings (loss) per share)	14,700	15,000	14,869	15,000

Basic earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.07	$(0.16)	$0.31	$0.22
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.02)
Basic earnings (loss) per share	$0.06	$(0.17)	$0.29	$0.20
Diluted earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.07	$(0.16)	$0.31	$0.22
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.02)
Diluted earnings (loss) per share	$0.06	$(0.17)	$0.29	$0.20

Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose. The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method. The 833,346 Class B Units associated with management’s profits interest awards are considered to be antidilutive, and, therefore have been excluded from the diluted earnings per share calculations for the quarter and nine-month period ended October 2, 2016.  The 1,500,024 Black Knight profits interest Class B Units were also considered antidilutive for the third quarter ended October 2, 2016, and are therefore excluded from the diluted earnings per share calculation for the quarter.  However, because the Black Knight profits interest Class B Units were dilutive for the first quarter of 2016, the impact for the nine-month period ended October 2, 2016 on the diluted earnings per share calculation was 7,069.

The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive. The 450,750 stock option awards outstanding as of October 2, 2016 were considered antidilutive and, therefore are excluded from the diluted earnings per share calculation for the quarter and nine-month period ended October 2, 2016.

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

The net effective tax rate for the quarters ended October 2, 2016 and September 27, 2015 was 11.4% and (2.6)%, respectively, and for the nine-month periods ended October 2, 2016 and September 27, 2015 was 21.9% and (1.5)%, respectively. The net effective tax rate for the quarter and nine-month period ended September 27, 2015 was lower due to minimal state and local taxes incurred at the J. Alexander’s Holdings, LLC level while the net effective tax rate for the quarter and nine-month period ended October 2, 2016 reflects the fact that J. Alexander’s Holdings, Inc. is now responsible for the federal and state income taxes relative to the allocable share of income of J. Alexander’s Holdings, Inc. and its subsidiaries.  The factors that cause the net effective tax rate to vary from the federal statutory rate of 35% for the quarter and nine-month period ended October 2, 2016 include the impact of the Federal Insurance Contribution Act (“FICA”) tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

In accordance with the operating agreement of J. Alexander’s Holdings, LLC, the members of the entity are entitled to periodic tax distributions. During the second quarter of 2016, J. Alexander’s Holdings, Inc. finalized and filed the tax returns for the short tax period ended September 28, 2015, which was required due to the reorganization transactions that occurred on that date in relation to the Spin-off and which returns included the pre-Spin-off members.  As such, J. Alexander’s Holdings, Inc. determined the amount to be distributed to the former members, and recorded a tax distribution payable of $1,319 as a reduction to equity in the second quarter of 2016.  This liability was paid in the third quarter of 2016.  Due to the current ownership structure, no additional significant tax distributions to former or current members of J. Alexander’s Holdings, LLC are anticipated to occur, other than to cover actual tax liabilities of the holders of the Class B Units or of the sole managing member, J. Alexander’s Holdings, Inc., which will be reflected in the consolidated tax provision calculations.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of J. Alexander’s Corporation’s Wendy’s operations in 1996, subsidiaries of the Operating Company may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these six leases at October 2, 2016 was approximately $1,034. In connection with the sale of J. Alexander’s Corporation’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Operating Company also may remain secondarily liable for a certain real property lease. The total estimated amount of lease payments remaining on this lease at October 2, 2016 was approximately $154. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Operating Company may remain secondarily liable for certain real property leases with remaining terms of one to four years. The total estimated amount of lease payments remaining on these three leases as of October 2, 2016 was approximately $360. There have been no payments by subsidiaries of the Operating Company of such contingent liabilities in the history of the Operating Company. Management does not believe any significant loss is likely.

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

Level 3

Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

The following tables present J. Alexander’s Holdings, Inc.’s financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2016 and January 3, 2016:

	As of October 2, 2016
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust as defined below)	$139	$-	$-
U.S. government obligations (as held in the Trust)	808	-	-
Corporate bonds (as held in the Trust)	1,490	-	-
Cash surrender value - life insurance (as held in the Trust)	-	1,966	-
Total	$2,437	$1,966	$-

	As of January 3, 2016
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust)	$1,205	$-	$-
U.S. government obligations (as held in the Trust)	700	-	-
Corporate bonds (as held in the Trust)	510	-	-
Cash surrender value - life insurance (as held in the Trust)	-	1,948	-
Total	$2,415	$1,948	$-

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

There were no transfers between the levels listed above during either fiscal year 2015 or the nine-month period ended October 2, 2016.

The following table sets forth unrealized gains and losses on investments held in the Trust:

	For the Quarter Ended		For the Nine-Month Period Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Unrealized gains (losses) on investments held in the Trust	$(3)	$-	$22	$-

Unrealized gains or losses on investments held in the Trust are presented as a component of “Other, net” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As of October 2, 2016 and January 3, 2016, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates, and negotiated terms and conditions are consistent with current market rates, because of the close proximity of recent refinancing transactions to the dates of these Condensed Consolidated Financial Statements.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the nine-month periods ended October 2, 2016 and September 27, 2015.

Note 7 – Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  ASU No. 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No. 2015-03 is effective for reporting periods beginning after December 15, 2015.  J. Alexander’s Holdings, Inc. adopted the standard as of April 3, 2016 and has retrospectively applied the standard to all periods presented. Accordingly, unamortized debt issuance costs of $292 and $357 have been reclassified from Deferred Charges to offset Long-term Debt in the Condensed Consolidated Balance Sheets as of October 2, 2016 and January 3, 2016, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This update also impacts the earnings per share calculation.  ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein.  Early application is permitted. J. Alexander’s Holdings, Inc. adopted this guidance in the first quarter of fiscal year 2016, and it did not have a significant impact on its Condensed Consolidated Financial Statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients (“ASU No. 2016-12”).  This update is intended to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition in the guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.  The amendments in this update affect the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), which is not yet effective. The effective date and transition requirements for the amendments in ASU No. 2016-12 are the same as the effective date and transition requirements for Topic 606. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the effective date of ASU No. 2014-09 to annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  Earlier adoption is permitted for annual and interim reporting periods in fiscal years beginning after December 15, 2016.  The ASU permits the use of either the retrospective or cumulative effect transition method. J. Alexander’s Holdings, Inc. has not yet selected a transition method relative to ASU No. 2014-09 or determined the effect, if any, that ASU No. 2014-09 will have on its Condensed Consolidated Financial Statements and related disclosures.  However, J. Alexander’s Holdings,

Inc. does not expect the adoption of ASU No. 2016-12 to have a significant impact on its Condensed Consolidated Financial Statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This update is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. J. Alexander’s Holdings, Inc. is currently evaluating the effect of this update on its Condensed Consolidated Financial Statements and related disclosures.

Note 8 – Related Party Transactions

In connection with the Contribution discussed in Note 1 above, J. Alexander’s Holdings, LLC assumed from FNFV a promissory note payable to FNF in the principal amount of $20,000 (the “FNF Note”), which was accounted for as a distribution of capital. The FNF Note accrued interest at 12.5% annually, and the interest and principal were payable in full on January 31, 2016. Under the terms of the Operating Company’s term loan dated September 3, 2013, the FNF Note was subordinated to the term debt. The Amended and Restated Loan Agreement, dated December 9, 2014, included a provision whereby, as long as there were no outstanding events of default, the entire FNF Note could be repaid with proceeds from the ongoing offering transaction, and up to $10,000 of the debt associated with the FNF Note could be repaid regardless of whether the offering transaction were to occur. On December 15, 2014, a payment of $14,569, representing $10,000 of principal on the FNF Note and $4,569 of accrued interest, was made to FNF. Further, on May 20, 2015, the Operating Company entered into a financing arrangement with the financial institution that is the lender on its existing term loan and lines of credit. Under the terms of the new credit facility, a new $10,000 term loan was put into place, the purpose of which was to refinance the remaining $10,000 principal balance of the existing FNF Note. On May 20, 2015, J. Alexander’s Holdings, LLC paid the remaining principal balance of $10,000 as well as accrued interest of $542 to FNF, which resulted in the FNF Note being paid in full.

During the quarter and nine-month period ended September 27, 2015, interest expense of $0 and $493, respectively, was recorded relative to the FNF Note.  No such expense was recorded during the quarter and nine-month period ended October 2, 2016.

FNF also billed J. Alexander’s Holdings, LLC for expenses incurred or payments made on its behalf by FNF, primarily related to third party consulting fees, travel expenses for employees and the board of managers, and franchise tax payments. These expenses totaled $0 and $3 for the nine-month periods ended October 2, 2016 and September 27, 2015, respectively. No such expense was recorded during the quarters ended October 2, 2016 and September 27, 2015.

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

During the quarter ended October 2, 2016, consulting fees of $133 were recorded relative to the Black Knight Management Consulting Agreement.  During the nine-month period ended October 2, 2016, consulting fees of $451 were recorded relative to the aforementioned agreement.  Such costs are presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As discussed in Note 1 above, a grant of an additional 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”). The Black Knight Grant has a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of J. Alexander’s Holdings, Inc. common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of J. Alexander’s Holdings, Inc. common stock over the five trading days following the distribution date of September 28, 2015. The Class B Units granted to Black Knight vest in equal installments on the first, second, and third anniversaries of the grant date, and will be subject to acceleration upon a change in control of J. Alexander’s Holdings, Inc. or J. Alexander’s Holdings, LLC, the termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC without cause or the termination of the Management Consulting Agreement by Black Knight as a result of J. Alexander’s Holdings, LLC’s breach of the Management Consulting Agreement. The Black Knight Grant will be measured at fair value at each reporting date through the date of vesting, and will be recognized as a component of continuing income in future financial statements of J. Alexander’s Holdings, Inc. The valuation of the Black Knight Grant as of October 2, 2016  was $5,487. Vested Class B Units held by Black Knight may be exchanged for shares of common stock of J. Alexander’s Holdings, Inc. However, upon termination of the Management Consulting Agreement for any reason, Black Knight must exchange its Class B Units within 90 days or such units will be forfeited for no consideration.

During the quarter and nine-month period ended October 2, 2016, profits interest expense of $246 and $1,158, respectively, was recorded relative to the Black Knight Grant. Such expense is presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As discussed above in Note 4 – Income Taxes, J. Alexander’s Holdings, Inc. recorded a tax distribution payable of $1,319 in respect of an obligation for tax distributions owed to former members of J. Alexander’s Holdings, LLC, which includes individuals and entities associated with two current directors of J. Alexander’s Holdings, Inc. This liability was paid in the third quarter of 2016.

Note 9 – Debt

Effective September 3, 2016, J. Alexander’s Holdings, Inc., through one of its operating subsidiaries, executed a modification agreement with respect to the $1,000 revolving line of credit originally entered into on September 3, 2013. This modification agreement extended the term of this line of credit from September 3, 2016 to September 3, 2019, with no additional significant changes to the terms of the agreement. There were no amounts outstanding under this revolving line of credit at October 2, 2016.

During the third quarter of 2016, J. Alexander’s Holdings, Inc., through one of its operating subsidiaries, borrowed $4,000 under its $20,000 development line of credit to fund new restaurant development. The $4,000 remained outstanding at October 2, 2016, and is classified as a current liability within the Condensed Consolidated Balance Sheets. Interest expense associated with the $4,000 borrowing during the third quarter of 2016 totaled $8.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

J. Alexander’s Holdings, Inc. (also referred to herein as “the Company”, “we”, “us” or “our”) cautions that certain information contained or incorporated by reference in this report and our other filings with the United States Securities and Exchange Commission (the “SEC”), in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial conditions, results of operations, plans, objectives, future performance and business.  Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions or strategies and regarding the future.   We disclaim any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include, but are not limited to:

•	the impact of, and our ability to adjust to, general economic conditions and changes in consumer preferences;
•

our ability to open new restaurants and operate them profitably, including our ability to locate and secure appropriate sites for restaurant locations, obtain favorable lease terms, attract customers to our restaurants or hire and retain personnel;

•	our ability to successfully develop and improve our Stoney River concept;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations or other concepts;
•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	the significant competition we face for customers, real estate and employees within the markets in which our restaurants are located;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at existing J. Alexander’s, Redlands Grill and Stoney River restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of proposed and future government regulation and changes in healthcare, labor and other laws;
•	our expectations regarding litigation or other legal proceedings;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including goodwill;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of adverse weather conditions, including hurricanes and other weather-related disturbances;
•	the impact of public company costs and other requirements, including the Management Consulting Agreement with Black Knight Advisory Services, LLC (“Black Knight”); and
•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” discussed in the Annual Report on Form 10-K for the fiscal year ended January 3, 2016 filed with the SEC on March 30, 2016 (the “2015 Annual Report”).

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

Dollar amounts within this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands except for average weekly sales per restaurant, average weekly same store sales per restaurant and average check per guest.

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

As of October 2, 2016, we operated a total of 42 locations across 14 states.  During 2015, we began a plan of transitioning a total of between 14 and 16 of our J. Alexander’s restaurants to Redlands Grill restaurants.  Other restaurant locations may be added or converted to the Redlands Grill concept or to other concepts in the future as we determine how best to position our multiple concepts in a given geographic market.

We believe our concepts deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  As a result, we have historically delivered strong growth in same store sales, average weekly sales, net sales and Adjusted EBITDA.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 42 restaurants across 14 states as of October 2, 2016.  Our sales growth in recent years has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants and the hiring of personnel to support our growth plans.

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

Further, we have executed a lease and expect to open the twelfth Stoney River during the first quarter of 2017 in Chapel Hill, North Carolina.

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

The following events had an impact on the presentation of our historical results of operations over the past three years:

•

In September 2012, FNF acquired J. Alexander’s Corporation (“JAC”).  JAC was subsequently converted from a corporation to a limited liability company, J. Alexander’s, LLC, on October 30, 2012.  The acquisition was treated as an acquisition for accounting purposes with FNF as the acquirer and JAC as the acquiree.  In February 2013, the operations of Stoney River were contributed to J. Alexander’s by Fidelity Newport Holdings, LLC.  Additionally, in February 2013, J. Alexander’s Holdings, LLC assumed the $20,000 FNF Note, which was accounted for as a distribution of capital.  The note accrued interest at 12.5%, and the interest and principal were payable in full on January 31, 2016.  During the nine-month periods ended October 2, 2016 and September 27, 2015, $0 and $493 of interest expense payable to FNF was recorded related to this note.  In May 2015, this note was repaid in full.

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

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales. We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations. Our same store restaurant base consisted of 41 restaurants at each of October 2, 2016 and September 27, 2015. Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Average Check. Average check is calculated by dividing total restaurant sales by guest counts for a given time period. Total restaurant sales include food, alcohol and beverage sales. Average check is influenced by menu prices and menu mix. Management uses this indicator to analyze trends in customers’ preferences, the effectiveness of menu changes and price increases on per guest expenditures.

Average Unit Volume. Average unit volume consists of the average sales of our restaurants over a certain period of time. This measure is calculated by multiplying average weekly sales by the relevant number of weeks for the period presented. This indicator assists management in measuring changes in customer traffic, pricing and development of our concepts.

Guest Counts. Guest counts are measured by the number of entrées ordered at our restaurants over a given time period.

Our business is subject to seasonal fluctuations. Historically, the percentage of our annual revenues earned during the first and fourth quarters has been higher due, in part, to increased gift card redemptions and increased private dining during the year-end holiday season. In addition, we operate on a 52-week or 53-week fiscal year that ends on the Sunday closest to December 31. Each quarterly period includes 13 weeks of operations, except for a 53-week year when the fourth quarter has 14 weeks of operations. As many of our operating expenses have a fixed component, our operating income and operating income margins have historically varied from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter, or for the full fiscal year.

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

Income Tax (Expense) Benefit. This represents expense or benefit related to the taxable income at the federal, state and local level. As a partnership, J. Alexander’s Holdings, LLC generally pays no tax on its income, and each of its members is required to report such member’s allocable share of the partnership’s income on such member’s income tax returns.  As a result of the reorganization transactions effective September 28, 2015, J. Alexander’s Holdings, Inc. became the owner of all of the outstanding Class A Units of J. Alexander’s Holdings, LLC. Therefore, beginning after the date of the reorganization, J. Alexander’s Holdings, Inc. began to pay federal, state and local income tax on its allocable share of income of the partnership.

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

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended			Nine-Month Period Ended
	October 2	September 27	Percent Change	October 2	September 27	Percent Change
(Dollars in thousands)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$51,459	$49,335	4.3%	$162,259	$158,610	2.3%
Costs and Expenses:
Cost of sales	16,252	15,581	4.3	51,695	50,177	3.0
Restaurant labor and related costs	16,540	15,819	4.6	50,087	48,455	3.4
Depreciation and amortization of restaurant property and equipment	2,232	2,088	6.9	6,636	6,128	8.3
Other operating expenses	10,833	10,516	3.0	32,909	32,066	2.6
Total restaurant operating expenses	45,857	44,004	4.2	141,327	136,826	3.3
Transaction and integration expenses	-	4,197	(100.0)	62	6,311	(99.0)
General and administrative expenses	4,104	3,378	21.5	13,963	11,242	24.2
Pre-opening expenses	192	21	NCM	607	23	NCM
Total operating expenses	50,153	51,600	(2.8)	155,959	154,402	1.0
Operating income (loss)	1,306	(2,265)	NCM	6,300	4,208	49.7
Other income (expense):
Interest expense	(147)	(193)	(23.8)	(514)	(970)	(47.0)
Other, net	18	21	(14.3)	74	68	8.8
Total other expense	(129)	(172)	(25.0)	(440)	(902)	(51.2)
Income (loss) from continuing operations before income taxes	1,177	(2,437)	NCM	5,860	3,306	77.3
Income tax (expense) benefit	(121)	66	NCM	(1,210)	45	NCM
Loss from discontinued operations, net	(111)	(106)	4.7	(328)	(317)	3.5
Net income (loss)	$945	$(2,477)	NCM	$4,322	$3,034	42.5%

Note:  NCM means not considered meaningful.

As a Percentage of Net Sales	Quarter Ended		Nine-Month Period Ended
	October 2	September 27	October 2	September 27
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	31.6	31.6	31.9	31.6
Restaurant labor and related costs	32.1	32.1	30.9	30.5
Depreciation and amortization of restaurant property and equipment	4.3	4.2	4.1	3.9
Other operating expenses	21.1	21.3	20.3	20.2
Total restaurant operating expenses	89.1	89.2	87.1	86.3
Transaction and integration expenses	-	8.5	0.0	4.0
General and administrative expenses	8.0	6.8	8.6	7.1
Pre-opening expenses	0.4	0.0	0.4	0.0
Total operating expenses	97.5	104.6	96.1	97.3
Operating income (loss)	2.5	(4.6)	3.9	2.7
Other income (expense):
Interest expense	(0.3)	(0.4)	(0.3)	(0.6)
Other, net	0.0	0.0	0.0	0.0
Total other expense	(0.3)	(0.3)	(0.3)	(0.6)
Income (loss) from continuing operations before income taxes	2.3	(4.9)	3.6	2.1
Income tax (expense) benefit	(0.2)	0.1	(0.7)	0.0
Loss from discontinued operations, net	(0.2)	(0.2)	(0.2)	(0.2)
Net income (loss)	1.8%	(5.0)%	2.7%	1.9%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Redlands Grill	31	31	31	31
Stoney River Steakhouse and Grill	11	10	11	10

Average weekly sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$104,200	$102,800	$108,800	$110,200
Percent change	1.4%		(1.3)%
Stoney River Steakhouse and Grill	$66,300	$60,800	$72,500	$67,600
Percent change	9.0%		7.2%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$104,200	$102,800	$109,100	$110,400
Percent change	1.4%		(1.2)%
Stoney River Steakhouse and Grill	$61,900	$60,800	$68,500	$67,600
Percent change	1.8%		1.3%

Net Sales

Net sales increased by $2,124, or 4.3%, in the third quarter of 2016 compared to the third quarter of 2015 due to an increase in same store sales at the J. Alexander’s / Redlands Grill restaurants of $541 and at Stoney River of $143. Additionally, a new Stoney River restaurant which opened in Germantown, Tennessee in January 2016 contributed $1,440 to sales during the quarter. For the first nine months of 2016, net sales increased by $3,649, or 2.3%, compared to the first nine months of 2015 due to an increase in same store sales at Stoney River of $437 and the impact of the new Stoney River restaurant which contributed $4,151 to sales during the first nine months of the year.  These increases more than offset a decrease in sales at J. Alexander’s and Redlands Grill restaurants of $939. It should be noted that, due to atypically severe winter weather conditions during the first quarter of 2015, our concepts lost 32 days of revenue due to weather-related restaurant closures, compared to 11 revenue days during the first quarter of 2016. In addition, one of the J. Alexander’s restaurants was closed for 35 days during the first quarter of 2015 while undergoing a major remodel.  The New Year’s Eve week which is historically one of the Company’s strongest sales weeks occurred twice during fiscal year 2015, and this occurrence had a positive impact on the first quarter of 2015.  The first quarter of 2016 began on January 4, 2016 and, as such, did not receive the benefit of the New Year’s Eve week.  The estimated impact on sales due to the loss of New Year’s Eve week in the first quarter of 2016 was $905.

Average weekly same store sales at J. Alexander’s / Redlands Grill restaurants for the third quarter of 2016 increased by 1.4% to $104,200, compared to $102,800 in the third quarter of 2015. For the first nine months of 2016, J. Alexander’s and Redlands Grill restaurants’ average weekly same store sales totaled $109,100, a 1.2% decrease from $110,400 in the first nine months of 2015. Average weekly same store sales at Stoney River restaurants for the third quarter of 2016 increased by 1.8% to $61,900 compared to $60,800 in the third quarter of 2015. For the first nine months of 2016, Stoney River restaurants average weekly same store sales totaled $68,500, a 1.3% increase from $67,600 in the first nine months of 2015.

At J. Alexander’s / Redlands Grill, the average check per guest, including alcoholic beverage sales, decreased by 1.8% to $30.11 in the third quarter of 2016 from $30.67 in the third quarter of 2015, and by 1.8% to $30.17 for the first nine months of 2016 from $30.71 for the first nine months of 2015.  Management estimates that the effect of menu price decreases on net sales was approximately 0.6% and 0.9% in the third quarter and first nine months of 2016, respectively, compared to the corresponding periods of 2015. Management estimates that weekly average guest counts within the same store base increased by approximately 3.4% in the third quarter compared to the corresponding period of 2015.  For the nine-month period ended October 2, 2016, management estimates that weekly average guest counts within the same store base increased by approximately 0.6% as compared to the first nine months of 2015.

Management believes that the decreases in the average check per guest noted above were partially attributable to programs implemented at the beginning of fiscal year 2016 in an effort to improve guest counts within the J. Alexander’s / Redlands Grill restaurants.  Such programs included emphasizing value oriented feature entrées at both lunch and dinner as well as selected decreases in prices on the printed menus at certain locations, including the Ohio market, and management believes that the resulting improvement in guest counts and average weekly same store sales within the J. Alexander’s / Redlands Grill restaurants during the quarter ended October 2, 2016, is due in large part to these initiatives.  While management has no current plans to adjust menu prices in the Ohio market, it does anticipate a return to its more traditional offering of feature entrées during the fourth quarter of 2016.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 5.4% to $43.44 in the third quarter of 2016 from $45.89 in the third quarter of 2015, and by 3.7% to $43.86 for the first nine months of 2016 from $45.54 for the first nine months of 2015 reflecting the impact of the new Germantown, Tennessee Stoney River restaurant opened during the first quarter which has both lunch and dinner service. Because lunch items generally are at a lower price point, the opening of the new location has served to decrease the average check per guest as a concept.  Management estimates that the effect of menu price decreases on net sales was approximately 0.7% in the third quarter of 2016 compared to the same quarter in 2015.  For the nine-month period ended October 2, 2016, management estimates that the effect of menu price decreases was approximately 0.1% compared to the corresponding period of 2015.  Management estimates that weekly average guest counts within the same store base increased by approximately 2.8% in the third quarter of 2016 and by 1.3% in the first nine months of 2016 compared to the same periods of 2015.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 89.1% of net sales in the third quarter of 2016 from 89.2% in the third quarter of 2015 and increased to 87.1% of net sales in the first nine months of 2016 from 86.3% of net sales in the first nine months of 2015. The decrease in the third quarter of 2016 compared to the corresponding period of 2015 was due primarily to the favorable effect of higher same store sales at each concept during the quarter as well as the effect of lower other operating costs partially offset by additional depreciation and amortization of restaurant equipment as a result of the opening of a new restaurant and the remodeling of certain other restaurants. The increase in the first nine months of 2016 as compared to the corresponding period of 2015 was due primarily to the adverse effect of lower same store sales at the J. Alexander’s / Redlands Grill locations as well as the effect of higher labor costs and additional depreciation and amortization of restaurant equipment as a result of the opening of a new restaurant.

Cost of sales, which includes the cost of food and beverages, remained consistent at 31.6% of net sales for both the third quarter of 2016 as well as the corresponding period of 2015. Cost of sales increased to 31.9% of net sales for the first nine months of 2016 from 31.6% of net sales in the first nine months of 2015. While consolidated cost of sales as a percentage of net sales was steady during the third quarter of 2016, we experienced favorable beef and dairy costs relative to the corresponding period of 2015, which was offset by increased input costs related to seafood, primarily salmon, and poultry.  The increase during the first nine months of 2016 is due primarily to the effect of lower menu prices as well as increases in input costs for pork, produce, condiments, and other food ingredients as compared to the first nine months of 2015.  These factors were partially offset by favorable beef, seafood and dairy costs relative to the same period in 2015. Management estimates that deflation in food costs in the third quarter of 2016 for J. Alexander’s / Redlands Grill and Stoney River was approximately 1.5% and 2.7%, respectively.  For the first nine months of 2016, management estimates that deflation in food costs was 1.1% within the J. Alexander’s / Redlands Grill concepts and 1.6% at the Stoney River concept.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 31% of this expense category.  We purchase beef at weekly market prices. Prices paid for beef within both the J. Alexander’s / Redlands Grill restaurants and the Stoney River restaurants were lower in the third quarter of 2016 compared to the same period of 2015 by approximately 6.4%. Prices paid for beef within the J. Alexander’s / Redlands Grill restaurants were approximately 2.6% lower in the first nine months of 2016 than in the corresponding period of 2015, and at Stoney River, prices paid for beef were down approximately 3.3% in the first nine months of 2016 compared to the same period of 2015. Our beef purchases currently remain subject to variable market conditions. We anticipate a favorable market for beef prices during the fourth quarter of 2016. We continually monitor the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs totaled 32.1% of net sales in both the third quarter of 2016 and 2015, and totaled 30.9% and 30.5% of net sales in the first nine months of 2016 and 2015, respectively.  The increase noted during the first nine months of 2016 was due primarily to the effect of lower same store sales at the J. Alexander’s / Redlands Grill locations as well as the impact of higher labor costs incurred in the new Stoney River restaurant opened during the first quarter of 2016.

Depreciation and amortization of restaurant property and equipment increased by $144 in the third quarter of 2016 and $508 for the first nine months of 2016 compared to the corresponding periods of 2015, respectively, primarily due to additional depreciation expense related to capital expenditures within each concept, including an extensive remodel of one our J. Alexander’s locations in the first quarter of 2015, additional restaurant remodels during the latter part of 2015, and the impact of the new Stoney River restaurant opened in the first quarter of 2016.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 21.1% of net sales in the third quarter of 2016 from 21.3% of net sales in the third quarter of 2015 due primarily to the effect of higher same store sales at each concept for the quarter as well as decreased expense in relation to repairs and maintenance, insurance and various other costs.  Other operating expenses increased to 20.3% of net sales for the first nine months of 2016 from 20.2% of net sales in the comparable period of 2015 due primarily to the effect of lower same store sales at the J. Alexander’s / Redlands Grill locations for the first nine months of 2016 as well as increased expense associated with complimentary guest meals and contract services.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, costs associated with the Management Consulting Agreement with Black Knight and other costs incurred above the restaurant level, increased by $726, or 21.5%, in the third quarter of 2016 compared to the third quarter of 2015.  The more significant components of the increase during the third quarter of 2016 include non-cash share-based compensation expense associated with the Black Knight profits interest grant, which originated in October 2015, totaling $246 as well as consulting fees earned by Black Knight in accordance with the Management Consulting Agreement entered into in September 2015 totaling $133.  In addition, the third quarter of 2015 included the favorable impact of a $250 refund received from the Ohio Bureau of Worker’s Compensation related to the settlement of a class action lawsuit which was recorded as a reduction of general and administrative expense during that period.  Additional general and administrative expense increases were recorded in non-cash share-based compensation related to stock option grants made in October 2015 and April 2016, insurance costs, salaries and wages, accounting and audit fees, directors’ fees, legal fees, employee meetings,  investor relations costs and real estate site costs, which more than offset the favorable impact of lower expense associated with incentive compensation, public relations, travel, and employee relocation expenses during the same period.

Management estimates that incremental costs associated with being a public company totaled approximately $300 in the third quarter of 2016 compared to the same quarter of 2015.

General and administrative expenses increased by $2,721, or 24.2%, for the first nine months of 2016 compared to the corresponding period of 2015.  The more significant components of the increase during the first nine months of 2016 include non-cash share-based compensation expense associated with the Black Knight profits interest grant mentioned above, totaling $1,158 as well as consulting fees earned by Black Knight totaling $451 during 2016.  Additional general and administrative expense increases were recorded in non-cash share-based compensation related to stock option grants, insurance costs, accounting and audit fees, salaries and wages, directors’ fees, legal fees, investor relations costs, market research costs as well as printed materials relative to stockholders’ reports, which more than offset the favorable impact of lower expense associated with lower incentive compensation, public relations, employee relocation expenses and payroll processing fees during the same period. Management estimates that incremental costs associated with being a public company totaled approximately $900 in the first nine months of 2016 compared to the same period of 2015.

Transaction Costs

We incurred non-recurring transaction expenses totaling $0 and $4,197 during the quarters ended October 2, 2016 and September 27, 2015, respectively, and $62 and $6,311 during the nine-month periods ended October 2, 2016 and September 27, 2015, respectively.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. We incurred these transaction costs as a result of the Spin-off distribution discussed in the Footnotes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements above.

Pre-opening Expense

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant. For the quarter and nine-month period ended October 2, 2016, pre-opening costs of $192 and $607, respectively, were recorded and related primarily to the new Stoney River restaurant, which opened in January 2016 in Germantown, Tennessee.  Additionally, we recorded pre-opening rent expense and other miscellaneous pre-opening costs for two new J. Alexander’s restaurants in Raleigh, North Carolina and Lexington, Kentucky as well for one new Stoney River restaurant in Chapel Hill, North Carolina, all currently under construction.

Other Income (Expense)

Interest expense decreased by $46 and $456 in the third quarter and the first nine months of 2016, respectively, compared to the corresponding periods in 2015.  The decrease in the third quarter of 2016 is due to a lower outstanding debt balance during the majority of the quarter relative to the same quarter in 2015 as a result of debt service payments made over the course of the year, as well as to the capitalization of interest related to the restaurants currently under construction.  The decrease in the first nine months of 2016 as compared to the corresponding period of 2015 is due primarily to our refinancing the remaining $10,000 of the FNF Note on May 20, 2015 at a substantially lower interest rate as well as debt service payments made over the course of the year and the capitalization of interest related to the restaurants currently under construction.

Income Taxes

We reported income tax expense of $121 and benefit of $66 for the quarters ended October 2, 2016 and September 27, 2015, respectively.  Further, we reported income tax expense of $1,210 and benefit of $45 for the nine-month periods ended October 2, 2016 and September 27, 2015, respectively.  A tax provision was recorded in the third quarter and first nine months of 2016 as a result of the new organizational structure effected by the reorganization transaction which occurred on September 28, 2015.  As a result of the new structure, J. Alexander’s Holdings, Inc. is now liable for federal, state and local income taxes for its allocable share of income of J. Alexander’s Holdings, LLC, resulting in the increase in income tax expense for the quarter and nine-month period ended October 2, 2016 as compared to the corresponding periods of 2015.  The recorded income tax benefit during the third quarter and first nine months of 2015, respectively, was due to the partnership’s tax obligation for certain state and local jurisdictions only.

Discontinued Operations

During 2013, three underperforming J. Alexander’s restaurants were closed, and two of these locations were considered to be discontinued operations. Losses from discontinued operations totaling $111 and $106 for the quarters ended October 2, 2016 and September 27, 2015, respectively, and $328 and $317 for the nine-month periods ended October 2, 2016 and September 27, 2015, respectively, consist solely of exit and disposal costs which are primarily related to continuing obligations under leases.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

J. Alexander’s Holdings, Inc. is a holding company and the sole managing member of J. Alexander’s Holdings, LLC. As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of October 2, 2016, cash and cash equivalents totaled $7,514. Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants, and meeting debt service requirements and operating lease obligations. Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures and other operating activities for the next twelve months.

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

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the nine-month periods ended October 2, 2016 and September 27, 2015:

	Nine-Month Period Ended
	October 2	September 27
	2016	2015

Net cash provided by (used in):
Operating activities	$8,209	$8,251
Investing activities	(12,397)	(7,345)
Financing activities	(1,722)	(1,442)
Decrease in cash and cash equivalents	$(5,910)	$(536)

Operating Activities. Net cash flows provided by operating activities decreased to $8,209 for the first nine months of 2016 from $8,251 for the corresponding period of 2015, a decrease of $42.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period. Therefore, fluctuations in restaurant operating profit impact our cash flows from operations.  Restaurant operating profit decreased by $852 in the first nine months of 2016 compared to the corresponding period of 2015, contributing to the decrease in operating cash flows. An additional use of cash in 2016 was income taxes totaling $4,730 compared to payments made in the first nine months of 2015 totaling $343, an increase of $4,387.  The increase in income tax payments during the first nine months of 2016 compared to the same period in 2015 is due to the change in tax status as a result of becoming a public company at the beginning of the fourth quarter of 2015.  We also made a payment during the first quarter of 2016 for the pro-rated annual Black Knight consulting fee of $207 paid pursuant to the Management Consulting Agreement. The reduction of cash inflows and increase of cash outflows were partially offset by a reduction of cash outflows relative to incentive compensation, prepaid insurance, transaction costs, interest and the payroll tax deposit.  The incentive compensation related to fiscal year 2015 and the first half of 2016 paid during the first nine months of 2016 was approximately $397 lower than corresponding payments during the first nine months of 2015.  Insurance prepayments were higher by approximately $54 in the first nine months of 2015 compared to the corresponding period in 2016.  Further, transaction cost payments were higher in the first nine months of 2015 by approximately $3,759 than the corresponding period in 2016.  Interest payments totaled $503 during the first nine months of 2016 compared to $952 in the first nine months of 2015, a decrease of $449.  Finally, due to the timing of payroll payments, payroll taxes deposited with our payroll processor were approximately $850 higher in the first nine months of 2015 when compared to the same period in 2016.

Investing Activities. Net cash used in investing activities for the first nine months of 2016 totaled $12,397 compared to $7,345 in the corresponding period of 2015, with the cash flow in 2016 being attributed primarily to capital expenditures related to the completion of the Stoney River restaurant which opened in Germantown, Tennessee and four remodels of J. Alexander’s / Redlands Grill restaurants, two of which began in the fourth quarter of 2015 and were completed in the first quarter of 2016 with the remaining two remodels commencing during the third quarter of 2016. Additionally, certain capital expenditures related to the three restaurants currently under construction were funded during the third quarter of 2016. Cash used in investing activities in the first nine months of 2015 were attributable primarily to capital expenditures related to the completion of a J. Alexander’s restaurant which opened in Columbus, Ohio during November 2014 as well as a major remodel of a J. Alexander’s restaurant.

Financing Activities. Net cash used in financing activities for the first nine months of 2016 totaled $1,722 compared to $1,442 in the corresponding period of 2015, an increase of $280. A portion of the amount for both periods relates to servicing of the outstanding debt.  Cash was also used to repurchase J. Alexander’s Holdings, Inc. common stock under the Company’s stock repurchase program during the first nine months of 2016 in the amount of $3,153 and tax distributions of $1,319 were made to former members of J. Alexander’s Holdings LLC during the third quarter of 2016, each of which are discussed in greater detail below.  Additionally, cash used in financing activities in 2016 was partially offset by borrowings on the development line of credit for $4,000 to fund new restaurant development.

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

The capital resources required for a new restaurant depend on the concept, the size of the building and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, excluding landlord contributions and pre-opening costs, will range from $4,500 to $5,500 for a new J. Alexander’s or Redlands Grill, and $3,500 to $4,500 for a new Stoney River.  In addition, we expect to spend approximately $625 per restaurant for pre-opening expenses.

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

For fiscal year 2016, we currently estimate capital expenditure outlays will range between $18,000 and $20,000, excluding any tenant incentives and pre-opening costs.  These estimates include the completion of the new Stoney River in Germantown, Tennessee which opened in January 2016, the construction of one new Stoney River restaurant in Chapel Hill, North Carolina, which is scheduled to open in the first quarter of 2017, and two new J. Alexander’s restaurants in Raleigh, North Carolina and Lexington, Kentucky, scheduled to open in the fourth quarter of 2016 and first quarter of 2017, respectively, as well as capital expenditures to improve our existing restaurants and for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and by the use of our credit facility as necessary, depending upon the timing of expenditures.

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

Pursuant to the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued Black Knight non-voting Class B Units, and is required to pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC will also reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the Management Consulting Agreement, “Adjusted EBITDA” means J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items. Future cash outlays associated with the Management Consulting Agreement could be significant. During the first quarter of 2016, we paid $207 to Black Knight for the 2015 pro-rated annual management consulting fee. In fiscal year 2016, we anticipate the cash fee earned by Black Knight will be approximately $800 and will be paid in fiscal year 2017.

We estimate the additional cost of becoming a publicly held company to be approximately $1,200 on an annual basis due primarily to director fees, The New York Stock Exchange fees, increased directors and officers liability insurance costs, other compliance related fees and additional professional services costs.  Furthermore, we anticipate an effective tax rate of approximately 22% relative to federal, state and local income taxes in fiscal year 2016.

On October 29, 2015, the J. Alexander’s Holdings, Inc. Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the next three years ending October 29, 2018. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of October 2, 2016 we have repurchased 300,059 shares under this program at an aggregate purchase price of $3,153.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. We had a working capital deficit of $9,431 at October 2, 2016 compared to a deficit of $3,574 at January 3, 2016.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

In accordance with the terms of both the first and second amendments of the Limited Liability Company Operating Agreement of J. Alexander’s Holdings, LLC, the members of the entity are entitled to periodic tax distributions. During the second quarter of 2016, we finalized and filed the tax returns for the short tax period ended September 28, 2015, which was required due to the reorganization transactions that occurred on that date in relation to the Spin-off and which returns included the pre-Spin-off members.  As such, we determined the amount to be distributed to the former members, and recorded a tax distribution payable of $1,319 as a reduction to equity in the second quarter of 2016.  This liability was paid in the third quarter of 2016.  Due to the current ownership structure, no additional significant tax distributions to former or current Members of J. Alexander’s Holdings, LLC are anticipated to occur, other than to cover actual tax liabilities of the holders of the Class B Units or of the sole managing member, J. Alexander’s Holdings, Inc. which will be reflected in the consolidated tax provision calculations.

Credit Facility

On September 3, 2013, we obtained a $16,000 credit facility with Pinnacle Bank that provided for two loans. The borrower under this credit facility was J. Alexander’s, LLC, and the credit facility was guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The credit facility consisted of a three-year $1,000 revolving line of credit which may be used for general corporate purposes, and a seven-year $15,000 mortgage loan (the “Mortgage Loan”). On December 9, 2014, we executed an Amended and Restated Loan Agreement which encompasses the two existing loans discussed above dated September 3, 2013 and also included a five-year, $15,000 development line of credit. On May 20, 2015, we executed a Second Amended and Restated Loan Agreement (the “Loan Agreement”), which increased the development line of credit to $20,000 over a five-year term and also included a five-year, $10,000 term loan (the “Term Loan”), the proceeds of which were used to repay in full the $10,000 outstanding under a note to FNF which was scheduled to mature January 31, 2016. Effective September 3, 2016, we executed a modification agreement (the “Modification Agreement”) with respect to the three-year $1,000 revolving line of credit originally entered into on September 3, 2013.  The Modification Agreement extended the availability of this credit facility through September 3, 2019 with no additional significant changes to its terms. The indebtedness outstanding under these facilities is secured by liens on certain personal property of J. Alexander’s Holdings, LLC and its subsidiaries, subsidiary guaranties, and a mortgage lien on certain real property.

In connection with the 2013, 2014 and 2015 refinancing transactions, lender and legal fees in the amount of $123, $175 and $161, respectively were incurred, which were capitalized as deferred loan costs and are being amortized over the respective lives of the loans under the credit facility. These are currently shown in our financial statements as a reduction of long-term debt consistent with the guidance in Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

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

The Loan Agreement also includes certain financial covenants. A fixed charge coverage ratio of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ending must be maintained. The fixed charge coverage ratio is defined in the Loan Agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus non-cash share based compensation expense minus the greater of either actual store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40 to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long-term debt and capital lease obligations made during such period, all determined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of January 3, 2016 and all reporting periods subsequent to that date through October 2, 2016.

No amounts were outstanding under the revolving line of credit or the development line of credit at January 3, 2016, and all amounts were available to us for borrowing under each line of credit on this date. At October 2, 2016, $4,000 was outstanding under the development line of credit and the entire amount under the revolving line of credit was available to us. At October 2, 2016,

$10,000 was outstanding under the Mortgage Loan and an additional $10,000 was outstanding under the Term Loan. At October 2, 2016, the Loan Agreement is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $33,146.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 2, 2016, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, JAC operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of October 2, 2016, is as follows:

Wendy's restaurants (nine leases)	$1,394
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	154
Total contingent liability related to assigned leases	$1,548

The Company has never been required to pay any such contingent liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that management believes to be the most significant judgments and estimates used in the preparation of the Company’s Condensed Consolidated Financial Statements.  Judgments or uncertainties regarding the application of these policies could potentially result in materially different amounts being reported under different assumptions and conditions.  There have been no material changes to the critical accounting policies previously reported in the Consolidated Financial Statements and footnotes thereto for the fiscal year ended January 3, 2016 included in the 2015 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risks as described in the 2015 Annual Report.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our 2015 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2014, in connection with our formation, we issued 1,000 shares of common stock to FNFV for an aggregate consideration of $1.00. These securities were issued in reliance on the exemption contained in Section 4(2) of the Securities Exchange Act of 1934, as amended (the “Securities Act”), on the basis that the transaction did not involve a public offering. No underwriters were involved in the sale.

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

On October 29, 2015, J. Alexander’s Holdings, Inc.’s Board of Directors approved a three-year stock purchase program, effective on such date, under which the Company can repurchase up to 1,500,000 shares of its common stock through October 29, 2018.  As of October 2, 2016, the number of common stock shares purchased as a part of the program totaled 300,059 at an aggregate purchase price of $3,153.  There was no common stock repurchase activity during the quarter ended October 2, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index on page 33 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: November 7, 2016	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2016	/s/ Mark A. Parkey
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

10.1	Modification Agreement, dated September 3, 2016, by and between J. Alexander’s, LLC and Pinnacle Bank

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended October 2, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.