Form 10-K
period 2017-01-01
J. Alexander's Holdings, Inc.
filed 2017-03-16
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the fiscal year ended January 1, 2017.

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of July 3, 2016, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates was approximately $110,495,245.  For the purpose of this calculation, shares held by affiliates include those shares held by officers and directors of J. Alexander’s Holdings, Inc. as well as controlled companies of such directors.

The number of shares of the Company’s Common Stock, $0.001 par value, outstanding at March 15, 2017 was 14,695,176.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III hereof.

Dollar amounts within this Annual Report on Form 10-K are presented in thousands except for average weekly sales per restaurant, average weekly same store sales per restaurant, average check per guest and per share amounts.

PART I

Item 1. Business

Overview

J. Alexander’s Holdings, Inc. (also referred to herein as “the Company”, “we”, “us” or “our”) owns and operates through its subsidiaries four complementary upscale dining restaurant concepts: J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River Steakhouse and Grill (“Stoney River”). For more than 20 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept. Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price point. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In fiscal 2017, we successfully converted one of our previous J. Alexander’s locations in Ohio to the Lyndhurst Grill, which will continue to offer a contemporary American menu.

By offering multiple restaurant concepts and utilizing unique non-standardized architecture and specialized menus, we believe we are positioned to continue to grow our overall restaurant business in an efficient manner in urban and affluent suburban areas. We want each of our restaurants to be perceived by our guests as a locally-managed, stand-alone dining experience. This differentiation permits us to successfully operate each of our concepts in the same geographic market and avoid being perceived as a “chain”. If this strategy continues to prove successful, we may expand beyond our current four concept model in the future.

While each concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings restaurant”. As of January 1, 2017, we operated a total of 43 locations across 15 states. During 2017, as of the date of this Annual Report on Form 10-K (this “Annual Report”), we have closed one J. Alexander’s location, opened one J. Alexander’s location and opened one Stoney River location. Additionally, as discussed above we have converted one J. Alexander’s location to Lyndhurst Grill.  Further, we began the process of transitioning 12 of our J. Alexander’s restaurants to Redlands Grill restaurants in 2015 which continued into 2016, and we currently plan to transition an additional two to four current J. Alexander’s restaurants to Redlands Grill restaurants in 2017. Other restaurant locations may be added or converted in the future as we determine how best to position our multiple concepts in a given geographic market.

History and Corporate Structure

The first J. Alexander’s restaurant opened in 1991 in Nashville, Tennessee. From 1991 to 2012, J. Alexander’s restaurants were owned and operated by J. Alexander’s Corporation (“JAC”), the predecessor to J. Alexander’s, LLC. As of March 15, 2017, we operated 19 J. Alexander’s restaurants located in Florida, Georgia, Illinois, Kansas, Louisiana, Michigan, North Carolina, Ohio, Tennessee and Texas.

Stoney River was founded in Atlanta, Georgia in 1996.  From 2000 until 2012, Stoney River was owned and operated by O’Charley’s, Inc., a multi-concept restaurant company that was acquired in April 2012 by affiliates of Fidelity National Financial, Inc. (“FNF”).  In September of 2012, JAC was acquired by Fidelity National Financial Ventures, LLC (“FNFV”), a wholly owned subsidiary of FNF and in February 2013, ownership of Stoney River Management Company, LLC and its subsidiaries and related restaurant assets (the “Stoney River Assets”) was transferred to J. Alexander’s Holdings, LLC, then a newly formed, wholly owned subsidiary of FNFV and the principal holding company for the J. Alexander’s restaurant operations. As of March 15, 2017, we operated 12 Stoney River restaurants located in Georgia, Illinois, Kentucky, Maryland, Missouri, North Carolina and Tennessee.

Redlands Grill is a restaurant concept that we launched in the first quarter of 2015 and has expanded through the conversion of 12 J. Alexander’s restaurants during the course of fiscal years 2015 and 2016. As of March 15, 2017, we operated 12 Redlands Grill restaurants located in Alabama, Colorado, Florida, Georgia, Illinois, Kentucky, Ohio and Tennessee.

As noted above, the Company also operates a Lyndhurst Grill as of March 15, 2017 in Lyndhurst, Ohio.

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

In the upscale segment of the restaurant industry, a “chain” classification is generally perceived negatively. We determined that in order to compete with upscale independent restaurants we would need to offer the service, food quality and building design standards that more resemble an independently owned restaurant than a national chain restaurant group. We differentiate ourselves from chain restaurants by ensuring that no two J. Alexander’s have the exact same menu, emphasizing feature items which are typically changed on a daily basis, and executing a 95 percent made-from-scratch menu. In addition, the architecture of each of our restaurants is designed to meet the needs of individual markets and create a unique dining experience at each location.

In further execution of this strategy, we began transitioning 12 locations to the Redlands Grill concept in 2015. We anticipate a total of between 14 to 16 Redlands Grill locations will be operational by the end of fiscal 2017. The benefits of converting existing J. Alexander’s restaurants to Redlands Grill are twofold. In larger metropolitan areas and midsize markets, we can operate an additional restaurant and, in other markets, conversions will reduce the number of J. Alexander’s national locations. During 2017, we transitioned one J. Alexander’s location to the Lyndhurst Grill concept. We do not anticipate transitioning any additional locations to that concept. This multiple concept strategy will allow us to expand the number of units we operate without directly competing with ourselves in major metropolitan markets and offer our consumers a differentiated look and feel while preserving the made-from-scratch and upscale service our guests have come to expect.

The objective of our strategy is to have less of a chain image and allow us to compete more effectively with independently owned upscale American-style dining restaurants. Determining the specific number of restaurants that should operate under the name J. Alexander’s, Redlands Grill or another brand name requires ongoing evaluation, which we expect to refine over time. The Patient Protection and Affordable Healthcare Act of 2010 (the “PPACA”) defines any restaurant with 20 or more locations as being a chain and requires such restaurants to post the caloric content of each menu item. To the extent that this law grouped us with national fast food and casual dining restaurants, it affirmed our belief that being identified as a chain is inconsistent with our upscale concept.

We operate on a 52- or 53-week fiscal year calendar ending on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. For purposes of this Annual Report, references to 2016 generally refer to our fiscal year 2016, which ended on January 1, 2017.  Fiscal year 2016 included 52 weeks of operations while fiscal year 2015 included 53 weeks and the fourth quarter of 2015 included 14 weeks.

Our Concepts

J. Alexander’s

The first J. Alexander’s restaurant was opened in 1991 in Nashville, Tennessee. Since its inception, J. Alexander’s has been a quality-focused upscale dining restaurant offering a contemporary American menu in a lively environment with attentive, courteous and professional service. J. Alexander’s menu centers around made-from-scratch items with a focus on fresh ingredients providing guests a variety of high quality menu options. We believe J. Alexander’s restaurants have a low table to server ratio which, when coupled with our intensive training program and team approach to table service, allows our servers to provide better, more detail-oriented and attentive service. As of March 15, 2017, we had 19 J. Alexander’s locations in 10 states.

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

J. Alexander’s restaurants are open for lunch and dinner, seven days a week. The breadth of our menu offering helps generate significant traffic at both lunch and dinner. Lunch entrées range in price from approximately $11.00 to $35.00, while appetizers and entrée salads range from approximately $8.00 to $20.00. Dinner entrée prices range from approximately $11.00 to $35.00, and dinner appetizers and entrée salads range from approximately $8.00 to $20.00. In 2016, lunch and dinner represented approximately 32% and 68% of sales, respectively. Alcohol was 17% of sales for the same period. Our average unit volumes were approximately $5,700 in 2016, and our highest volume restaurant exceeded $9,100 in annual sales. The average check for J. Alexander’s in 2016 was $30.41.

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

Stoney River Steakhouse and Grill

Stoney River is an upscale steakhouse concept that seeks to provide the quality and service of fine dining steakhouses at a lower price point. Stoney River has a high quality steakhouse menu and a broad selection of non-steak entrées with an emphasis on featured items. We believe Stoney River restaurants have a low table to server ratio in line with that of “white tablecloth” steakhouses. This, coupled with our intensive training program and team approach to table service, allows our servers to provide highly attentive service. As of March 15, 2017, we had 12 Stoney River restaurants in seven states.

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

Each restaurant is open for dinner seven days a week, and several are open for lunch or Sunday brunch. Entrées range in price from approximately $12.00 to $42.00, and appetizers and entrée salads range in price from approximately $8.00 to $23.00. Each location has a full bar and alcohol and wine represented approximately 21% of sales in 2016. Our average weekly same store sales for 2016 were $70,400. During 2016, the average check for Stoney River was $44.13. Stoney River’s basic restaurant design is modeled after an elite and modern mountain lodge-style building. As we executed our recent remodeling program, we elevated the decor to a more updated contemporary feel. We have completed extensive remodels at eight restaurants to date. Stoney River locations range in size from 6,400 to 8,000 square feet and can accommodate up to 260 guests on average, including private dining spaces. Most locations offer private dining as an option, and private dining accounted for approximately 7.1% of net sales in 2016.

Redlands Grill

Redlands Grill offers a broad contemporary American cuisine featuring expanded menu offerings on a seasonal or rotational basis. We anticipate that over time the Redlands Grills will have more sushi and contemporary products like in-restaurant prepared flatbreads compared to a J. Alexander’s Restaurant which will emphasize center of the plate proteins. Redlands Grill offers a brunch menu in locations that can support a brunch program. For example, the Redlands Grill on West End Avenue in Nashville, Tennessee features a high quality sushi program, jumbo fried shrimp, shrimp louie entrée salad, French press coffee service and unique desserts such as a “deconstructed” ice cream sundae and numerous other feature items not offered in all J. Alexander’s locations. On Sundays, Redlands Grill offers a wide selection of made-from-scratch brunch items including Belgian waffles, eggs benedict, huevos ranchero, quiche, omelettes and lemon and ricotta hotcakes. The Redlands Grill on West End also has a more extensive wine program than a typical J. Alexander’s Restaurant, with an award-winning wine program that offers 35 wines by the glass and maintains over 140 bottles. Each restaurant is open for lunch and dinner seven days a week. Menu items are priced similarly to those at J. Alexander’s restaurants.

Since 1997 we have specifically designed restaurants with different architecture to meet the needs of individual markets. When a restaurant is transitioned from a J. Alexander’s to a Redlands Grill, the architecture remains unique to that site. The J. Alexander’s on West End Avenue in Nashville was the first location we transitioned to a Redlands Grill. The architecture has a contemporary urban streetscape similar to a restaurant in San Francisco or New York. It is the only restaurant in our portfolio with this architectural design. As of March 15, 2017, we operated 12 Redlands Grills in eight states and plan to transition a total of 14 to 16 locations to this concept by the end of fiscal year 2017.

Our Competitive Strengths

Over the more than 20-year operating history of our restaurants, we have developed and refined the following strengths:

Distinct Yet Complementary Concepts

Our concepts have more than 40 years of combined history, strong brand value and exceptional guest loyalty in their core markets. They blend what we believe are the best attributes of fine and casual dining: a focus on high quality food made with fresh ingredients in a scratch kitchen, exceptional service, diverse menus and individualized interior and exterior design unique to each community. Each concept has a distinct identity, and the differentiation in menu and restaurant design is substantial enough that they can successfully operate in the same markets or retail locations.

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

Attractive Unit Economics and Consistent Execution

We believe that we have a long standing track record of consistently producing high average weekly sales and average unit sales volumes and have proven the viability of our concepts in multiple markets and regions. Since the end of the recession, we have successfully increased our average weekly sales from $82,300 in fiscal year 2009 to $109,800 in fiscal year 2016 for the J. Alexander’s / Redlands Grill restaurant concepts. Our highest volume J. Alexander’s / Redlands Grill restaurant generated net sales of approximately $9,100 in 2016. Since we began operating Stoney River, we have been able to increase the average weekly sales at the Stoney River restaurants even while implementing significant operational improvements and remodeling eight locations. We believe that additional remodels of locations in each of our concepts will contribute to increases in same store sales.

Strong Cultural Focus on Continuous Training

We believe that our stringent employee hiring standards, coupled with our extensive and continuous training programs for all employees, provide outstanding service to our guests at each of our concepts. We prefer to promote our restaurant general managers and regional management from within the organization, and approximately 62% of those roles are currently filled by individuals promoted from within. We believe that this helps to ensure that our unique focus and culture of excellent service are thoroughly disseminated throughout our restaurants. We seek to hire management prospects from top culinary programs nationwide and to train them in our service levels and processes. It can take three to five years of experience in our system for a management trainee to be qualified for promotion to general manager in one of our locations. We also provide ongoing training opportunities for our back of the house and kitchen staff to ensure they maintain and improve their skills and learn how best to prepare our current and new menu items.

Sophisticated and Scalable Back Office and Operations

We have been in operation for over 20 years and have a long history of operating high volume restaurants. We employ a sophisticated menu development process that has successfully created replicable recipes with a focus on maximizing gross margin by highly efficient use of perishable food inventories to create unique and inviting recipes. Our recipes are developed to use high quality ingredients sourced from long standing relationships with high quality vendors. Most of our protein purchases are negotiated directly with our suppliers. We believe this not only reduces overall food costs but enables us to enforce strict standards on orders and adherence to the detailed instruction manual we provide to producers. Because we deal directly with producers, we are also able to take advantage of seasonal products and provide “farm-to-table” options that change with the seasons and ingredient availability through our unique “featured items” menu. Direct relationships with vendors also provide us cost and flexibility advantages that may not be available from third party distributors. We also have a shared services model for our back-office that centralizes certain functionality at our corporate headquarters. Services shared between our concepts include staff training, real estate development, purchasing, human resources, information technology and finance and accounting, further contributing to the complementary nature of our three concepts. We believe that the teams we have put in place to manage these functions, and other non-restaurant operations functions, are capable of managing the number of restaurants in our current growth plan with limited additional hires.

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

Experienced Management Team

We are led by a management team with significant experience in all aspects of restaurant operations. Our experienced team of industry veterans at the executive level has an average of 30 years of restaurant experience, and our 43 general managers, as of January 1, 2017, have an average tenure at J. Alexander’s, Redlands Grill and Stoney River of approximately 10.4 years, 11.6 years and 7.3 years, respectively.

In addition, pursuant to the Management Consulting Agreement (“Management Consulting Agreement”) with Black Knight Advisory Services, LLC (“Black Knight”), we are able to leverage key finance, strategy, investment, acquisition and other expertise.

Our Growth Strategies

We believe there are significant opportunities to grow our business, strengthen our competitive position and enhance our concepts through the implementation of the following strategies:

Deliver Consistent Same Store Sales

We believe that we will be able to generate annual same store sales growth on a consistent basis by providing an attractive price/value proposition for our guests through excellent service in an upscale environment. We continually focus on delivering freshly prepared, contemporary American cuisine to our guests, with exceptional quality and service for the price. Though the core menu at each concept is consistent and familiar to our guests, we regularly explore potential additions as well as limited-time featured food and drink offerings that are rotated on a weekly basis. As a result, we are able to adapt to changing consumer tastes and incorporate local offerings to reinforce our boutique restaurant feel. We continue to explore ways to increase the number of occasions and flexibility of dining options for our guests, including the addition of Sunday brunch items at select restaurants within each concept.

We operate a program of continuous investment in all of our locations to maintain our store images at the highest level, and target spending $75 to $100 per year in maintenance capital expenditures per restaurant. From time to time, we may also selectively undertake more extensive remodels of existing units to improve back of the house efficiencies and the front of the house experience, or relocations in the event of demographic shifts in a market. We believe our investment in remodeling and relocation will generate incremental comparable sales at affected restaurants.

Pursue Disciplined New Restaurant Growth in Target Markets

We believe each of our concepts has significant growth potential and that there are significant opportunities to grow our concepts on a nationwide basis in both existing and new markets where we believe we can generate attractive unit economics.

We are constantly evaluating potential sites for new restaurant openings and currently have approximately 30 locations in approximately 20 separate markets under various stages of review and development. We believe that having a large number of sites under review at any one time is necessary in order to meet our development goals. In our experience, sites under analysis often will not result in a new restaurant location for any number of reasons, including the delay or cancelation of larger development projects on which a future restaurant may depend, the loss of potential site locations to competitors or our ultimate determination that a site under review is not appropriate for one of our concepts. We believe that the number of available and potential sites under review by us, the anticipated costs of opening a new restaurant location and our current capital resources will support up to four new store openings annually. However, our ability to open any particular number of restaurants in any calendar year is dependent upon many factors, risks and uncertainties beyond our control as discussed more fully elsewhere in this Annual Report under the heading “Item 1A. Risk Factors”.  The most recent restaurant openings include a J. Alexander’s restaurant in Lexington, Kentucky during March 2017 and a Stoney River restaurant in Chapel Hill, North Carolina in February 2017.  In addition, the Company expects to open another new J. Alexander’s restaurant and another new Stoney River restaurant during either the fourth quarter of 2017 or early in the first quarter of 2018.

We expect that the development of our Redlands Grill and other concepts will further accelerate growth by allowing us to expand into certain markets which currently have a J. Alexander’s and/or Stoney River restaurant that might not otherwise have been considered viable for expansion opportunities. Management anticipates a total of 14 to 16 Redlands Grill locations will be operational by the end of fiscal year 2017, and one Lyndhurst Grill location was converted from an existing J. Alexander’s location in January 2017.

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

For each of our concepts, our key site criterion is that the population within a five mile radius has a high concentration of our targeted guests, which includes individuals in the upper income demographic of major metropolitan areas that dine out frequently. In addition, we target high concentrations of retail and upscale office developments to support our lunch offering at J. Alexander’s and Redlands Grill and, in certain situations, at our Stoney River restaurants. We also prefer locations with high visibility and ample parking spaces. Because most of our Stoney River restaurants offer dinner only, the population of sites that satisfy our selection criteria will be broader relative to this concept than the population that satisfies our criteria for a new J. Alexander’s or Redlands Grill.

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

Many of our J. Alexander’s and Redlands Grill building designs utilize craftsman-style architecture, featuring natural materials such as stone, wood and weathered copper. Others reflect a blend of international and craftsman architecture featuring elements such as steel, concrete, stone and glass, subtly incorporated to give a contemporary feel. Several of our restaurants also feature a patio complemented by an exposed fire pit. J. Alexander’s, Redlands Grill and Lyndhurst Grill locations typically contain approximately 6,900 to 9,000 square feet with seating for an average of approximately 220 guests. For J. Alexander’s and Redlands Grill locations, we estimate that a new build, excluding land, will require a total cash investment of $4,750 to $5,750 (excluding pre-opening costs and any tenant incentives).

Stoney River locations typically contain approximately 6,400 to 8,000 square feet with seating for an average of approximately 260 guests. Most of our Stoney River locations include private dining spaces, which represented 7.1% of sales at Stoney River in 2016. For Stoney River locations, we estimate that each new build will require a total cash investment of $3,750 to $4,750 (excluding pre-opening costs and any tenant incentives).

The flexibility of our concepts has enabled us to open restaurants in a wide variety of locations, including high-density residential areas, shopping malls, lifestyle centers and other high-traffic locations. On average, it takes us approximately 12 to 18 months from identification of the specific site to opening the doors for business. In order to maintain consistency of food and guest service as well as the unique atmosphere at our restaurants, we have set processes and timelines to follow for all restaurant openings.

Hiring and Training

We are highly focused on providing an unparalleled experience to our guests. Achieving this experience is intricately tied to careful hiring, thorough training and an apprenticeship for management trainees that provides intimate knowledge of every facet of our restaurants. We have implemented a sophisticated and stringent hiring and training program. Maintaining the uniqueness of our culture, with our focus on quality and training, starts with hiring. Excluding the needs of new restaurants, we hire approximately 60 to 75 new management trainees annually. With new locations, we believe this number will increase to approximately 85 to 90 per year. We focus our recruiting efforts on approximately fifteen of the best culinary programs in the country where we believe our long relationships with the schools enable us to identify and recruit the most promising students. These graduates typically spend three to five years in restaurant management before they are promoted to a department responsibility or a general manager role. During that time, they experience every job in the restaurant. Because of our focus on quality and training, we have traditionally found that some of our most successful managers have been hired from within. All restaurant management candidates, regardless of previous experience, are required to complete a 10 to 13 week training program at the beginning of their employment.

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

Beef is the largest percentage of our food costs, representing approximately 31% of total food and beverage costs in 2016. We purchase the majority of our beef directly from the producers, rather than through a distributor or third party supplier. We believe that direct relationships with these vendors provide us cost and flexibility advantages that may not be available from third party distributors. We have purchased beef from our current primary beef supplier for multiple consecutive years and anticipate this will continue for the foreseeable future. We do not hedge our beef purchases, and instead rely on our direct purchases and menu innovation to offset potential price increases.

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

Seasonality

Our net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due in part to the redemption of gift cards sold during the holiday season. In addition, certain of our restaurants, particularly those located in south Florida, typically experience an increase in guest traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Certain of our restaurants are located in areas subject to hurricanes and tropical storms, which typically occur during our third and fourth quarters, and which can negatively affect our net sales and operating results. Certain of our restaurants are located in areas subject to extreme winter weather conditions which typically occur during our fourth and first quarters and can also negatively affect our net sales and operating results. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Intellectual Property and Trademarks

We own a number of trademarks and service marks registered with the United States Patent and Trademark Office (“PTO”). We have registered the following marks with the PTO, among others: “J. Alexander’s Restaurant,” “Redlands Grill,” “Black River Angus Beef,” “Black River Premium Beef,” “Legendary Steaks,” “Stoney River,” “Stoney River Legendary Steaks,” “Stoney River Steakhouse and Grill”  and “Stoney River Legendary Filet.” In addition, we have also registered the Internet domain names www.jalexanders.com, www.jalexandersholdings.com, www.redlandsgrill.com, www.lyndhurstgrill.com and www.stoneyriver.com, among others, and have registered certain copyrights with the U.S. Copyright Office, including copyrights with respect to the J. Alexander’s menu and the J. Alexander’s cocktail menu.

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

Regulatory, Environmental, Health and Safety Matters

Environmental

We are subject to federal, state and local environmental laws and regulations concerning waste disposal, pollution and protection of the environment, and the presence, discharge, storage, handling, release and disposal of, or exposure to, hazardous or toxic substances (“environmental laws”). These environmental laws can provide for significant fines and penalties for non-compliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third-parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We are not aware of any environmental laws that will materially affect our earnings or competitive position, or result in material capital expenditures relating to our restaurants. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. It is possible that we will become subject to environmental liabilities at our properties, and any such liabilities could materially affect our business, financial condition or results of operations. See “Risk Factors—Compliance with environmental laws may negatively affect our business.”

Regulatory, Health and Safety

We are subject to extensive and varied federal, state and local government regulation, including regulations relating to the sale of food and alcoholic beverages, public and occupational health and safety, sanitation and fire prevention. We operate each of our restaurants in accordance with standards and procedures designed to comply with applicable codes and regulations, and we maintain all applicable permits and licenses required by the jurisdictions in which we operate.

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

A significant amount of our revenues is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Of the 15 states where we operate, most have dram-shop statutes or recognize a cause of action for damages relating to sales of alcoholic beverages to obviously intoxicated persons and/or minors. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.

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

The PPACA, enacted in March 2010, requires chain restaurants with 20 or more locations in the United States operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time. See “Risk Factors—Legislation and regulations requiring the display and provision of nutritional information for our menu offerings and new information or attitudes regarding diet and health could result in changes in consumer consumption habits that could adversely affect our results of operations.”

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

The number, size and strength of our competitors varies widely by region; however, we believe that we benefit from our goal of providing our guests with a combination of check average, food quality and intense levels of service that we believe to be unique in the markets in which we compete.

In virtually all of our markets, we compete primarily against locally-owned boutique restaurants or locally-managed restaurant groups with similar menus and similar concept attributes at check averages that approximate ours. To a lesser extent, we compete with restaurant groups, both regional and national, that market to the same upscale restaurant guest and may have menus, formats and check averages that differ from ours. Del Frisco’s Grill, Kona Grill and Seasons 52 are concepts that would fall within this second category, and would be considered competitors of our J. Alexander’s, Redlands Grill and Lyndhurst Grill concepts. Stoney River generally competes with restaurants that are considered steakhouses or have a steakhouse format such as The Palm, Ruth’s Chris Steak House, Morton’s The Steakhouse, Del Frisco’s Double Eagle Steak House, and Fleming’s Prime Steakhouse and Wine Bar.

Employee Matters

As of January 1, 2017, we employed approximately 3,500 persons, including 49 persons on the corporate staff. We believe that our employee relations are good. We are not a party to any collective bargaining agreements.

Legal Proceedings

We are a defendant from time to time in various claims or legal proceedings arising in the ordinary course of our business, including claims relating to injury or wrongful death under “dram shop” laws, labor-related claims, workers’ compensation matters, discrimination and similar matters, claims resulting from “slip and fall” accidents, claims relating to lease and contractual obligations, federal and state tax matters and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. We do not believe that any of the legal proceedings pending against us as of the date of this Annual Report will have a material adverse effect on our liquidity or financial condition. We may incur liabilities, receive benefits, settle disputes, sustain judgments or accrue expenses relating to legal proceedings in a particular fiscal year which may adversely affect our results of operations, or on occasion, receive settlements that favorably affect our results of operations.

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

Name and Age	Position
Lonnie J. Stout II, 70	President, Chief Executive Officer and Director
Mark A. Parkey, 54	Executive Vice President, Chief Financial Officer and Treasurer
J. Michael Moore, 57	Executive Vice President and Chief Operating Officer
Jessica H. Root, 37	Vice President, Controller and Chief Accounting Officer
Lonnie J. Stout II

Mr. Stout has been a director, President and Chief Executive Officer of the Company since its formation. Prior to that time, he was a director/manager (as applicable), President and Chief Executive Officer of JAC, J. Alexander’s Holdings, LLC and J. Alexander’s, LLC, positions he has held since May 1986. Mr. Stout joined JAC in 1979 and since that time has held various leadership roles, including Executive Vice President and Chief Financial Officer of JAC from October 1981 to May 1984, and a member of the board of directors of JAC from 1982 until October 2012, and served as Chairman from July 1990 until October 2012.

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

Financial Information

The financial information that is required to be included in this Item 1, Business is set forth in Item 6, Selected Financial Data and in Item 8, Financial Statements and Supplementary Data.

Available Information

Our Internet website address is http://www.jalexandersholdings.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practical after we electronically file or furnish such materials to the Securities and Exchange Commission (“SEC”). Information contained on the Company’s website is not part of this Annual Report.

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
•

our ability to open new restaurants and operate them profitably, including our ability to locate and secure appropriate sites for restaurant locations, obtain favorable lease terms, attract guests to our restaurants or hire and retain personnel;

•	our ability to successfully develop and improve our Stoney River concept;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations and any other future concept locations;
•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	the significant competition we face for guests, real estate and employees;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at existing J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of proposed and future government regulation and changes in healthcare, labor and other laws;
•	our expectations regarding litigation or other legal proceedings;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including goodwill;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of hurricanes and other weather-related disturbances;
•	the impact of the Management Consultant Agreement with Black Knight Advisory Services, LLC; and
•	the other matters described under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this Annual Report. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.  Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. We expressly disclaim any intent or obligation to update these forward-looking statements.

Item 1A. Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are including the following cautionary statements identifying important factors that could significantly and adversely affect the Company and cause actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company.  The risks and uncertainties described below should be considered carefully, and all information contained in this Annual Report, in evaluating the Company and its business.

Changes in general economic conditions, including any economic downturn or continuing economic uncertainty, have adversely impacted our business and results of operations in the past and may do so again.

Purchases at our restaurants are discretionary for consumers, and we are therefore susceptible to economic slowdowns. We believe that consumers generally are more willing to make discretionary purchases, including upscale and high-end restaurant meals, during favorable economic conditions. The most recent economic downturn, uncertainty and disruptions in the overall economy, including high unemployment, reduced access to credit and financial market volatility and unpredictability, and the related reduction in consumer confidence, negatively affected guest traffic and sales throughout our industry, including our category. If the economy experiences a new downturn or there are continued uncertainties regarding U.S. budgetary and fiscal policies, our guests, particularly price-sensitive families and couples and cost-conscious business clientele, may reduce their level of discretionary spending, impacting the frequency with which they choose to dine out or the amount they spend on meals while dining out.

There is also a risk that, if uncertain economic conditions persist for an extended period of time, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis. The ability of the U.S. economy to withstand this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, the impact of higher gasoline prices, and reductions in disposable consumer income and consumer confidence, also affect discretionary consumer spending. Uncertainty in or a worsening of the economy, generally or in a number of our markets, and our guests’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants and delay our remodeling of existing locations.

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

In addition, we place a high priority on maintaining the competitive positioning of our concepts, including the image and condition of our restaurant facilities and the quality of our guest experience. Consequently, we may need to evolve our concepts in order to compete with popular new restaurant formats or concepts that emerge from time to time, which could result in significant capital expenditures in the future for remodeling and updating. In addition, with improving product offerings, including an increased number of health-focused options at fast casual restaurants and quick-service restaurants, combined with the effects of uncertain economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect guest traffic at our restaurants. Any unanticipated slowdown in demand at any of our restaurants due to industry competition may adversely affect our business and results of operations.

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

Our ability to successfully execute new restaurant development depends heavily on successful site selection. If a site does not produce the anticipated results, a restaurant location may never reach our desired level of profitability, if it becomes profitable at all. In those cases, we may be forced to close restaurants and will incur significant costs associated with our exit from those markets, including costs associated with lease terminations or potential losses on the sale of real property that we own. For example, in 2013, we closed restaurants in Orlando, Scottsdale and Chicago and, in January 2017, we closed a restaurant in Houston because management determined that these restaurants were not producing acceptable levels of profitability. Additionally, previously successful restaurants may cease to produce acceptable or desired results in the future due to changes within the market in which they operate, such as a geographic shift in commercial development that drives guests away from the area in which we have an existing location. In those cases, if we determine that the market is still desirable, we may choose to relocate our existing restaurant or restaurants within that same market, which could result in increased costs associated with the purchase or lease of new property.

The failure to successfully develop and improve our Stoney River concept to achieve operational and quality standards consistent with those of our J. Alexander’s concept could have a material adverse effect on our financial condition and results of operations.

Prior to February 2013, when the Stoney River Assets were transferred to J. Alexander’s Holdings, LLC from an affiliate of FNF, Stoney River was operated by a separate restaurant company. Since that time, our focus has been on the improvement of restaurant-level operations and the integration of Stoney River into our existing infrastructure. Our growth strategy for Stoney River will continue to require significant capital expenditures and management attention. There can be no assurance that we will be successful in achieving the desired level of profitability at Stoney River while delivering on the quality standards that we expect, and a failure to achieve the desired profitability of our Stoney River concept may adversely affect our business and results of operations. Further, new openings of Stoney River restaurants may take longer to achieve the desired level of profitability than has been our experience with J. Alexander’s restaurants. We may not be able to attract enough guests to meet targeted levels of performance at new restaurants because potential guests may be unfamiliar with Stoney River or the atmosphere or menu might not appeal to them. In addition, although we believe that the differentiation in the menu and restaurant design between our concepts is substantial enough that they can each successfully operate within the same market, opening a new Stoney River in an existing market could reduce the revenue of our existing J. Alexander’s, Redlands Grill or other restaurant concepts in that market, and vice versa. If we cannot successfully execute our growth strategies for Stoney River, or if guest traffic generated by Stoney River results in a decline in guest traffic at one of our other restaurants in the same market, our business and results of operations may be adversely affected.

Significant capital is required to develop new restaurants and to maintain existing restaurants and to the extent financing is available to us, it may only be available on terms that could impose significant operating and financial restrictions on us.

We believe that the required capital investment in our upscale restaurants is high compared to more casual dining restaurants. Failure of a new restaurant to generate satisfactory net sales and profits in relation to its investment could result in our failure to achieve the desired financial return on the restaurant. Additionally, we may require capital beyond the cash flow provided from operations in order to open new units, which may be difficult to obtain on favorable terms, if at all. The terms of any financing we may obtain could impose restrictions on our operations, development and new financings. Further, after a restaurant is opened, we continue to incur significant capital costs associated with our strategy to reinvest in our restaurants in order to maintain the highly attractive, contemporary and comfortable environment in each of our locations that we believe our guests expect. For example, in 2016, we began remodeling or completed the remodel of one J. Alexander’s restaurant, two Redlands Grill restaurants and one Stoney River restaurant.  The J. Alexander’s / Redlands Grill remodels were routine in nature and resulted in an average cost of approximately $350 as of the fiscal year end.  The one remodel at Stoney River was the first such remodel to occur at this location since the concept was contributed to us in 2013 resulting in a cost of $355 as of the fiscal year end. For 2017, we intend to complete reinvestments and improvements at our locations across all of our concepts at an approximate total cost of $7,000. Consequently, our ability to carry out our growth strategy and to execute on development and capital expenditure decisions that we believe to be in our long-term best interest could be limited by the availability of additional financing sources and could involve additional borrowing which would further increase our long-term debt and interest expense.

Our growth, including the development and improvement of our Stoney River and Redlands Grill concepts, may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.

We believe there are opportunities to open up to four restaurants annually beginning in 2017. Our targeted growth will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. We also need to develop concept identity and concept awareness of our Redlands Grill concept. This may require the commitment of a significant amount of human capital and marketing expenditures. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls and information systems in connection with our integration of the Stoney River concept and development of our Redland Grills concept, if this infrastructure is insufficient to support our anticipated expansion, our ability to open new restaurants and to manage our existing restaurants could be adversely affected. If we fail to continue to improve our infrastructure or if our infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing restaurants.

If we are unable to successfully transition certain of our J. Alexander’s locations to Redlands Grill locations, we may experience reduced revenue and margins at these locations, which could materially and adversely affect our financial condition and results of operation.

A key element of our business model is to pursue a multiple concept strategy consisting of the development of a number of restaurant concepts competing in the upscale casual dining segment of the restaurant industry. This is intended to, among other things, allow us to avoid being identified as a chain restaurant and to operate multiple concepts in the same market. In furtherance of this strategy, over the past two years we have developed the Redlands Grill concept and have commenced the conversion of 12 J. Alexander’s restaurants into Redlands Grills. These conversions are being undertaken in markets and particular locations where we believe the Redlands Grill concept will be successful. However, we may experience a decrease in traffic, revenue or margins related to our strategy.

If consumer preferences change, acceptance of the Redlands Grill concept is not as strong as expected, or the existing guest base patronizing these converted locations diminishes or discontinues, revenue at these restaurants may decrease and we could be required to expend additional resources on advertising and promotion which would reduce profit margins at these locations which may have a material adverse effect on our overall financial performance.

If our restaurants are not able to compete successfully with other restaurants, our business, financial condition and results of operations may be adversely affected.

Our industry is highly fragmented and intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. A substantial number of national and regional restaurant chains and independently owned restaurants compete with us for guests, real estate and qualified management and other restaurant staff. The principal competitors for our concepts are local, chef-driven restaurants and regional, high-quality restaurant chains in each of our local markets. However, we also compete with other upscale national chains. Some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or where we may expand. Additionally, in recent years many upscale and high-end restaurants have expanded into the smaller and midsize markets in which some of our restaurants are located. Our inability to compete successfully with other restaurants may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants.

As a result of revenue or geographic concentrations within our restaurant base, we may be more exposed to economic downturns or other disruptions in certain locations that could harm our business, financial condition and results of operation.

At March 15, 2017, we operated 44 restaurants in 15 states. Because of our relatively small restaurant base, unsuccessful restaurants could have a more adverse effect in relation to our financial condition and results of operations than would be the case in a restaurant company with a greater number of restaurants. For example, our J. Alexander’s locations in Franklin, Tennessee and Plantation, Florida represented approximately 3.7% and 4.1% of our revenues in 2016, respectively.

We currently have a high concentration of J. Alexander’s and Redlands Grill restaurants within the south Florida market (and in broader geographic markets, with respect to the concentration of J. Alexander’s, Redlands Grill and Lyndhurst Grill restaurants in Ohio and the concentration of J. Alexander’s, Redlands Grill and Stoney River restaurants in Tennessee) and may in the future have similar concentrations of restaurants within one or more overlapping markets as we execute on our growth strategy. This concentration exposes us to risks that one or more of these markets may be adversely affected by factors that are unique to that particular market, such as negative publicity, changes in consumer preferences, demographic shifts or other adverse economic impacts, which could adversely affect our business, results of operations or financial condition.

In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around regions in which we operate multiple locations could result in significant and prolonged declines in guest traffic in these geographic regions, or a temporary or permanent closing of those locations, any of which could adversely affect our business, financial condition and results of operations.

If we are unable to increase our sales at existing restaurants or improve our margins at existing Stoney River restaurants, our profitability and overall results of operations may be adversely affected.

Another key aspect of our growth strategy is increasing same store sales across all restaurants and improving the restaurant-level margins at our Stoney River restaurants to the level achieved at our existing J. Alexander’s and Redlands Grill restaurants. Improving same store sales and restaurant-level margins depends in part on whether we achieve revenue growth through increases in the average check or traffic counts. Our ability to improve margins at Stoney River is further impacted by the costs that we have incurred, and will continue to incur, as we strive to improve the quality standards at Stoney River to make them consistent with those at our J. Alexander’s and Redlands Grill restaurants. We believe that there are opportunities to increase the average check at our restaurants through, for example, selective introduction of new profitable menu items and increases in menu pricing. However, these strategies may prove unsuccessful, especially in times of economic hardship, as guests may not order new or higher priced items. Further, we believe that part of the appeal of our concepts is the opportunity to experience outstanding, professional service and high-quality menu items at reasonable prices. Consequently, any price increases must be balanced with our desire to meet guest expectations with respect to service and quality at a reasonable value. Modest price increases generally have not adversely impacted guest traffic; however, we expect that there is a price level at which point guest traffic would be adversely affected, and these changes could cause our revenues to decrease. If we are not able to increase our sales at existing restaurants for any reason, our profitability and results of operations could be adversely affected.

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

Beef costs represented approximately 31% of our food and beverage costs during 2016. We currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The beef market is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. We expect that beef prices in 2017 will continue to decrease relative to those prices experienced in 2016 for a significant portion of the fiscal year with the potential for such prices to flatten somewhat during the fourth quarter of 2017.

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

Finally, the prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Additional factors beyond our control, including adverse weather and market conditions, disease and governmental food safety regulation and enforcement, may also affect food costs and product availability. Energy prices can also affect our bottom line, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each restaurant. Historically, we have passed increased commodity and other costs on to our guests by increasing the prices of our menu items. There can be no assurance that additional price increases would not affect future guest traffic. Although we believe that our integrated cost systems allows us to anticipate and quickly respond to fluctuations in commodity prices, including beef prices, if prices increase in the future and we are unable to anticipate or react to these increases, or if there are beef shortages, our business and results of operations could be adversely affected.

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

Shifts in consumer preferences away from the kinds of food we offer, particularly beef and seafood, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and could reduce guest traffic and/or impose practical limits on pricing. In addition, instances of food-borne illness, such as Bovine Spongiform Encephalopathy, which is also known as BSE or mad cow disease, as well as hepatitis A, listeria, salmonella and E. coli, whether or not found in the United States or traced directly to one of our suppliers or our restaurants, could reduce demand for our menu offerings. Any negative publicity relating to these and other health-related matters may affect consumers’ perceptions of our restaurants and the food that we offer, reduce guest visits to our restaurants and negatively impact demand for our menu offerings. Adverse publicity relating to any of these matters, beef in general or other similar concerns could adversely affect our business and results of operations.

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

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. Such changes may include federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer. The growth of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer health regulations and our ability to adapt our menu offerings to trends in food consumption. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or retire certain menu items, which may adversely affect the attractiveness of our restaurants to new or returning guests. We may also experience higher costs associated with the implementation of those changes. To the extent that we are unwilling or unable to respond with appropriate changes to our menu offerings, it could materially affect consumer demand and have an adverse impact on our business, financial condition and results of operations.

Such changes have also resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted in, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the PPACA, which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. This component of the PPACA is scheduled to become effective on May 5, 2017.

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

In 2010, the PPACA was signed into law in the United States to require healthcare coverage for many uninsured individuals and expand coverage to those already insured. As a result of the elections which took place in November 2016 and related recently proposed legislation, it appears that certain changes to the PPACA might be forthcoming, although there can be no assurances that such changes will be successfully implemented. We currently offer and subsidize a portion of comprehensive healthcare coverage, primarily for our salaried employees. Starting in 2015, the PPACA required us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. Starting in 2014, the PPACA also required most individuals to obtain coverage or face individual penalties. The amount of the individual penalty may increase significantly in future years. Accordingly, employees who are eligible for but currently elect not to participate in our healthcare plans may find it more advantageous to elect to participate in our healthcare plans. It is also possible that by making changes or failing to make changes in our healthcare plans we will become less competitive in the market for our labor. Finally, implementing the requirements of the PPACA is likely to impose additional administrative costs. The costs and other effects of new healthcare requirements did not have a significant effect on our business, financial condition or results of operations in fiscal year 2016 and are not expected to significantly impact us in fiscal year 2017, but they may significantly increase our healthcare coverage costs in future periods and could materially adversely affect our business, financial condition and results of operations.

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

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food-borne illness and relating to notices with respect to chemicals contained in food products required under state law. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state laws. In addition, most of our restaurants are subject to state “dram-shop” or similar laws which generally allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we may also be subject to lawsuits from our employees or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits in the restaurant industry have resulted in the payment of substantial damages by the defendants.

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

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert resources away from our operations. In addition, they may generate negative publicity, which could reduce guest traffic and sales. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. Defense costs, even for unfounded claims, or a judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business, results of operations and financial condition.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.

We currently maintain insurance coverage that we believe is reasonable for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. Additionally, health insurance costs in general have risen significantly across the country over the past few years and are expected to continue to increase. Obtaining insurance coverage responsive to these increases could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our guests or employees.

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

At March 15, 2017, we are a lessee under both ground leases (under which we lease the land and build our own restaurants on such land) and improved leases (where the lessor owns the land and the building) with respect to 26 current restaurant locations as well as two restaurant locations to be opened during 2017, two restaurants locations closed in 2013 and leased corporate office space in Nashville, Tennessee. Many of our current leases are non-cancelable and typically have terms ranging from approximately 15 to 20 years and provide for rent escalations and for one or more five-year renewal options. We are generally obligated to pay the cost of property taxes, insurance and maintenance under such leases, and certain of our leases provide for contingent rentals based upon a percentage of sales at the leased location. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments under one of our leases after a restaurant closes, or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

The impact of negative economic factors, including the availability of credit, on our landlords and other retail center tenants could negatively affect our financial results.

Negative effects on our existing and potential landlords due to any inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. If any landlord files for bankruptcy protection, the landlord may be able to reject our lease in the bankruptcy proceedings. While we would have the option to retain our rights under the lease, we could not compel the landlord to perform any of its obligations and would be left with damages as our sole recourse. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. In recent years, many landlords have delayed or cancelled development projects (as well as renovations of existing projects) due to the instability in the credit markets and declines in consumer spending, which has reduced the number of high-quality locations available that we would consider for our new restaurants. These failures may lead to reduced guest traffic and a general deterioration in the surrounding retail centers in which our restaurants are located or are proposed to be located and may contribute to lower guest traffic at our restaurants. If any of the foregoing affect any of our landlords or their other retail tenants our business and results of operations may be adversely affected.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financing flexibility.

Payments under our operating leases account for a significant portion of our operating expenses, and we expect the new restaurants we open in the future will similarly be leased by us. Specifically, cash payments under our operating leases accounted for approximately 3.0% of our restaurant operating expenses in 2016. Our substantial operating lease obligations could have significant negative consequences, including:

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

J. Alexander’s, LLC is currently the borrower on a Second Amended and Restated Loan Agreement with Pinnacle Bank which consists of the following loans:

•	a seven-year $15,000 mortgage loan dated September 3, 2013;

•	a five-year $20,000 development line of credit dated May 20, 2015;

•	a five-year $10,000 term loan dated May 20, 2015; and

•	a three-year $1,000 revolving line of credit dated September 3, 2016.

Our outstanding indebtedness under these loans is $23,583 as of January 1, 2017, and $17,000 is available for borrowing under the above stated lines of credit. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may significantly impact our business, including the following:

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

Our credit facility may limit our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Specifically, these covenants require that we have a fixed charge coverage ratio of at least 1.25:1 and maintain a leverage ratio (adjusted debt to EBITDAR (as defined in the credit facility)) that may not exceed 4.0:1, in each case, as of the end of any fiscal quarter on a trailing four quarters basis. As of January 1, 2017, we were in compliance with each of these covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these debt covenants or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected.

Our credit facility carries floating interest rates, thereby exposing us to market risk related to changes in interest rates. Accordingly, our business and results of operations may be adversely affected by changes in interest rates. Assuming a 100 basis point increase on our base interest rate on our credit facility and a full drawdown on both of the revolving lines of credit, our interest expense would increase by approximately $405 over the course of 12 months. As of January 1, 2017, the balance outstanding under the $15,000 term loan was $9,583, no borrowings were outstanding under the $1,000 revolving credit facility and $4,000 in borrowings was outstanding under the $20,000 development line of credit. At January 1, 2017, we also had $10,000 outstanding under the $10,000 term loan dated May 20, 2015, which was used to refinance the remaining outstanding balance under a $20,000 related party promissory note assumed from FNFV and payable to FNF (“FNF Note”).

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

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants and integrated cost systems that are instrumental in our procurement processes and in managing our food costs. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could limit our ability to anticipate and react quickly to changing food costs and could subject us to litigation or actions by regulatory authorities. In addition, the majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their guests has been stolen or compromised. If this or another type of breach occurs at one of our restaurants, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card information. Although we have made significant efforts to secure our computer network and to update and maintain our systems and procedures to meet the payment card industry data security standards, our computer network could nevertheless be compromised and confidential information, such as guest credit card information, could be misappropriated. Any such claim, proceeding or action by a regulatory authority, or any adverse publicity resulting from such breaches and disruptions, or allegations of such breaches and disruptions, could adversely affect our business and results of operations. Although we maintain a cyber-risk insurance program, available coverage and policy limits may not adequately cover or compensate us in the event of a security incident.

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

Our net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due in part to the redemption of gift cards sold during the holiday season. In addition, certain of our restaurants, particularly those located in south Florida, typically experience an increase in guest traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year.

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

We are a holding company and our only material asset is our interest in J. Alexander’s Holdings, LLC, and, accordingly, we are dependent upon distributions from J. Alexander’s Holdings, LLC to pay taxes and other expenses.

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

If, due to a breach of any representations, covenants or undertakings made by us under the Tax Matters Agreement (as defined in the Separation and Distribution Agreement between Fidelity National Financial, Inc. and J. Alexander’s Holdings, Inc., dated September 16, 2015 included as Exhibit 10.1 of Current Report on 8-K filed September 17, 2015), it were determined that the Spin-off did not qualify for non-recognition of gain and loss under Section 355 of the Internal Revenue Code (the “Code”), we could be required to indemnify FNF for the resulting taxes and related expenses. Any such indemnification obligation could materially adversely affect our financial condition.

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

Because of their current or former positions with FNF, certain of our non-employee directors own FNF common stock and FNFV Group common stock. These holdings in FNF common stock and FNFV Group common stock may be significant for some of these persons compared to that person’s total assets. Even though our Board includes directors who are independent from both FNF and our Company under the applicable rules of the SEC and New York Stock Exchange (“NYSE”), ownership of FNF common stock and FNFV Group common stock by our directors and officers after the separation may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for FNF than they do for us.  In addition, some of our directors are members of the Board of Directors of FNFV Group subsidiaries which may in the future create, or may create the appearance of, conflicts of interests.

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

Under our Management Consulting Agreement with Black Knight Advisory Services, LLC, we have agreed to pay cash compensation equal to 3% of our annual Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) which could result in significant increases in management fees and our expenses.

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

The Class B Units of J. Alexander’s Holdings, LLC held by members of our management are exchangeable for, at our option, either shares of our common stock or a cash payment from J. Alexander’s Holdings, LLC, and the Class B Units held by the Management Consultant are exchangeable only for shares of common stock, as described under Note 14 – Share-based Compensation and Note 18 – Related Party Transactions in the footnotes to our Consolidated Financial Statements found under Item 8. Financial Statements and Supplementary Data of this Annual Report. If we elect to issue common stock in respect of these exchanges, investor ownership of common stock will be diluted.

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

The market price of our stock could fluctuate significantly, and stockholders may not be able to resell shares at an acceptable price. Those fluctuations could be based on various factors in addition to those otherwise described in this Annual Report, including those described under Item 1A. Risk Factors and the following:

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

As a public, exchange listed company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, particularly after we are no longer an emerging growth company as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and the JOBS Act, have created uncertainty for public companies and increased costs and time that boards of directors and management must devote to complying with these rules and regulations. The Sarbanes-Oxley Act and related rules of the SEC and the NYSE regulate corporate governance practices of public companies. We expect compliance with these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities. For example, we have adopted new internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. We currently estimate that the additional costs we incur as a result of being a public company are approximately $1,200 annually.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 15, 2017, we operated 19 J. Alexander’s restaurants, 12 Redlands Grill restaurants, one Lyndhurst Grill restaurant and 12 Stoney River restaurants. The following table gives the locations of, and describes our interest in, the land and buildings used in connection with our restaurants:

	Site and Building				Site Leased and Building			Site and Building
	Owned by the Company				Owned by the Company			Leased to the Company			Total
Location	JAX	SR	RG	LG	JAX	SR	RG	JAX	SR	RG
Alabama			1								1
Colorado			1								1
Florida	1		1		3		1				6
Georgia		1	1		1	1			1		5
Illinois	1	1	1								3
Kansas	1										1
Kentucky		1			1		1				3
Louisiana					1						1
Maryland									2		2
Missouri						1					1
Michigan	1				1			1			3
North Carolina					1				1		2
Ohio			2	1	2		1				6
Tennessee	2		1			1		1	2	1	8
Texas								1			1
Total	6	3	8	1	10	3	3	3	6	1	44

JAX = J. Alexander’s restaurants

SR = Stoney River restaurants

RG = Redlands Grill restaurants

LG = Lyndhurst Grill restaurant

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

Certain of our owned restaurants are mortgaged as security for our mortgage loan and secured line of credit. Refer to Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10 – Debt in this Annual Report for additional information.

Item 3. Legal Proceedings

The information required by this Item is incorporated by reference to Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 17(c) – Commitments and Contingencies – Litigation Contingencies in this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of J. Alexander’s Holdings, Inc. began “regular-way” trading on the NYSE under the symbol “JAX” on September 29, 2015.  As the Company’s stock began publicly trading during the fourth quarter of 2015, the following table summarizes the quarterly price range of its common stock since that time, as reported in price quotations from the NYSE:

2016:	Low	High
First Quarter	$8.52	$11.03
Second Quarter	9.18	10.90
Third Quarter	9.16	10.35
Fourth Quarter	8.35	11.00

2015:	Low	High
Fourth Quarter	$8.80	$12.10

The closing sale price of our common stock on March 15, 2017 was $9.80.

 Holders of Our Common Stock

The number of record holders of J. Alexander’s Holdings, Inc. common stock at March 15, 2017, was approximately 3,800. A substantially greater number of shareholders hold our stock in “street name” and such shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

The Company has not paid a dividend since listing its common stock on the NYSE during the fourth quarter of 2015. We currently intend to retain all available funds and any future earnings to fund the development, operations and growth of our business and to repay indebtedness and repurchase shares, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on shares of our common stock is limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of current agreements governing our indebtedness. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors deemed relevant by our board of directors.

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

Share Repurchase Program

The following table summarizes repurchases of equity securities by the Company during the year ended January 1, 2017:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/4/2016 - 2/3/2016	-	$-	-	1,500,000
2/4/2016 - 3/3/2016	-	-	-	1,500,000
3/4/2016 - 4/3/2016	53,250	10.10	53,250	1,446,750
4/4/2016 - 5/3/2016	-	-	-	1,446,750
5/4/2016 - 6/3/2016	44,707	10.54	44,707	1,402,043
6/4/2016 - 7/3/2016	202,102	10.56	202,102	1,199,941
7/4/2016 - 8/3/2016	-	-	-	1,199,941
8/3/2016 - 9/3/2016	-	-	-	1,199,941
9/4/2016 - 10/3/2016	-	-	-	1,199,941
10/4/2016 - 11/3/2016	-	-	-	1,199,941
11/4/2016 - 12/3/2016	5,000	10.00	5,000	1,194,941
12/4/2016 - 1/1/2017	-	-	-	1,194,941
Total	305,059	$10.47	305,059	1,194,941
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

(2)	As of the last day of the applicable period.

As of March 15, 2017, the number of shares that have been repurchased under this program totaled 305,059 for an aggregate purchase price of $3,203.

Equity Compensation Plan Information

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 1, 2017. On March 15, 2017, our Board of Directors approved the First Amendment to the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan (the “Plan”) which is included in this Annual Report as Exhibit 10.9.  The amendment made certain clarifying changes to the Plan and updated certain provisions.

Recent Sales of Unregistered Securities

In August 2014, in connection with our formation, we issued 1,000 shares of common stock to FNFV for an aggregate consideration of $1.00. These securities were issued in reliance on the exemption contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the sale.

In connection with the reorganization transaction, prior to the Spin-off, we issued to FNFV, Newport Global Opportunities Fund AIV-A LP (operating under a new fund name “Newport Global Opportunities Fund I-A LP” effective January 7, 2016) and each other person holding membership interests of J. Alexander’s Holdings, LLC, approximately 15 million shares of common stock in consideration of the delivery to us of all of the outstanding limited liability company membership interests of J. Alexander’s Holdings, LLC held by such persons. These shares of common stock were issued in reliance on the exemption contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Comparison of Cumulative Total Return

The following graph compares the cumulative stockholders return on our common stock from September 29, 2015 (the effective date on which we began trading under the symbol “JAX” on the NYSE) through January 1, 2017 to that of the total return index for the S&P 500, S&P Smallcap 600 and S&P Restaurants industry sector assuming an investment of $100 on September 29, 2015. In calculating total stockholder return for this period, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and

Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data

The following table summarizes consolidated financial information of J. Alexander’s Holdings, Inc. Our financial results for the years ended December 28, 2014 and December 29, 2013 as well as the period from October 1, 2012 through December 30, 2012 are the historical results of J. Alexander’s Holdings, LLC, including the earnings prior to and up to September 27, 2015.  For the period beginning January 2, 2012 through September 30, 2012, our historical results represent those of J. Alexander’s Corporation.  The selected historical financial data set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of Part II to this Annual Report.

	Successor					Predecessor
(Dollars in thousands, except Per Share Data and Average Weekly Same Store Sales)	Year ended January 1, 2017 (1)	Year ended January 3, 2016 (1)	Year Ended December 28, 2014 (1)	Year Ended December 29, 2013 (1)	October 1, 2012 to December 30, 2012 (1)	January 2, 2012 to September 30, 2012 (1)
Statement of Operations Data:
Net Sales	$219,582	$217,914	$202,233	$188,223	$40,341	$116,555
Depreciation and amortization of restaurant property and equipment	8,834	8,222	7,652	7,228	1,425	4,117
Pre-opening expenses	1,443	275	681	-	-	-
Transaction and integration expenses	64	7,181	785	(217)	183	4,537
Asset impairment charges and restaurant closing costs	3	3	5	2,094	-	-
Income from continuing operations before income taxes	9,539	7,339	9,286	7,824	2,725	374
Loss from discontinued operations	(434)	(429)	(443)	(4,785)	(506)	(1,412)
Net income (loss)	7,043	5,355	8,515	2,901	2,218	(959)
Balance Sheet Data:
Cash and cash equivalents	6,632	13,424	13,301	18,069	11,127	6,853
Working capital (deficit) (2)	(13,331)	(3,574)	(4,102)	1,001	(640)	(1,416)
Total assets	163,038	155,836	150,638	150,981	132,749	83,872
Total debt	23,307	20,893	22,651	34,520	20,654	17,648
Total members' / stockholders' equity	104,320	98,803	96,889	88,455	91,394	42,508
Other Financial Data:
Net cash provided by operating activities	16,417	16,010	17,955	15,907	5,656	3,036
Net cash used in investing activities	(21,016)	(13,986)	(10,693)	(6,126)	(1,159)	(2,608)
Net cash used in financing activities	(2,193)	(1,901)	(12,030)	(2,839)	(223)	(7,941)
Capital expenditures	20,777	11,431	10,536	6,610	1,159	2,535
Per Share Data:
Basic earnings (loss) per share:
Income from continuing operations, net of tax	$0.50	$0.39	$0.60	$0.51	$0.18	$0.03
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)	(0.32)	(0.03)	(0.09)
Basic earnings (loss) per share	$0.48	$0.36	$0.57	$0.19	$0.15	$(0.06)
Diluted earnings (loss) per share:
Income from continuing operations, net of tax	$0.50	$0.38	$0.60	$0.51	$0.18	$0.03
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)	(0.32)	(0.03)	(0.09)
Diluted earnings (loss) per share	$0.47	$0.36	$0.57	$0.19	$0.15	$(0.06)
(1)

We utilize a 52- or 53-week accounting period which ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. The period January 2, 2012 to September 30, 2012 included 39 weeks of operations, and the period October 1, 2012 to December 30, 2012 included 13 weeks of operations. Fiscal years 2016, 2014 and 2013 each included 52 weeks of operations.  Fiscal year 2015 included 53 weeks of operations, including 14 weeks in the fourth quarter.

(2)	Defined as total current assets minus total current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of the end of fiscal year 2016, the Company, as the sole managing member of its subsidiary J. Alexander’s Holdings, LLC, owns and operates three complementary upscale dining restaurant concepts: J. Alexander’s, Redlands Grill and Stoney River Steakhouse and Grill.  For more than 20 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance.  In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price point.  Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In fiscal 2017, we successfully converted one of our previous J. Alexander’s locations in Ohio to the Lyndhurst Grill, which will continue to offer a contemporary American menu.

Our business plan has evolved over time to include a collection of restaurant concepts dedicated to providing guests with what we believe to be the highest quality food, high levels of professional service and a comfortable ambiance. By offering multiple restaurant concepts and utilizing unique non-standardized architecture and specialized menus, we believe we are positioned to continue to scale and grow our overall restaurant business in an efficient manner in urban and affluent suburban areas.  We want each of our restaurants to be perceived by our guests as a locally managed, stand-alone dining experience.  This differentiation permits us to successfully operate each of our concepts in the same geographic market.  If this strategy continues to prove successful, we may expand beyond our current four concept model in the future.

While each concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.”  As of January 1, 2017, we operated a total of 43 locations across 15 states. During 2017, as of the date of this Annual Report, we have closed one J. Alexander’s location, opened one J. Alexander’s location and opened one Stoney River location. Additionally, as discussed above we have converted one J. Alexander’s location to Lyndhurst Grill. Further, during 2015, we began a plan of transitioning a total of between 14 and 16 of our J. Alexander’s restaurants to Redlands Grill restaurants. Other restaurant locations may be added or converted in the future as we determine how best to position our multiple concepts in a given geographic market.

We believe our concepts deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 44 restaurants across 15 states as of March 15, 2017.  Our net sales growth since 2009 has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants, and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our concepts, grow our revenue and improve our profitability by:

•	pursuing new restaurant development;
•	expanding beyond our current existing restaurant concepts;
•	increasing our same store sales through providing high quality food and service; and
•	improving our margins and leveraging infrastructure.

We believe there are opportunities to open up to four new restaurants annually.  We are actively pursuing development opportunities within certain of our concepts, and we are currently evaluating approximately 30 locations in approximately 20 separate markets in order to meet our stated growth objectives. The most recent restaurant openings include a J. Alexander’s restaurant opened in Lexington, Kentucky during March 2017 and a Stoney River restaurant opened in Chapel Hill, North Carolina in February 2017.

In addition, the Company expects to open another new J. Alexander’s restaurant and another new Stoney River restaurant during either the fourth quarter of 2017 or early in the first quarter of 2018.

Recent Transactions and Basis of Presentation

The historical results of operations for periods prior to September 28, 2015 discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are those of J. Alexander’s Holdings, LLC and its consolidated subsidiaries. Through a series of reorganization transactions, on September 28, 2015, J. Alexander’s Holdings, Inc. became the sole managing member of J. Alexander’s Holdings, LLC, and now controls its business and affairs.  Therefore, J. Alexander’s Holdings, Inc. began consolidating the financial results of J. Alexander’s Holdings, LLC on September 28, 2015, which corresponds to the first day of the fourth quarter of fiscal year 2015.  It should also be noted that on September 28, 2015, the Company became an independent, publicly-held company through a Spin-off distribution transaction whereby FNF distributed to holders of its FNFV Group common stock one hundred percent of its shares of the Company’s common stock.

The locations that began the transition from a J. Alexander’s restaurant to a Redlands Grill restaurant during 2015 have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures.

The following events had an impact on the presentation of our historical results of operations in recent years:

•

In September 2012, FNF acquired JAC.  JAC was subsequently converted from a corporation to a limited liability company, J. Alexander’s, LLC, on October 30, 2012.  The acquisition was treated as an acquisition for accounting purposes with FNF as the acquirer and JAC as the acquiree.  In February 2013, the operations of Stoney River were contributed to J. Alexander’s by Fidelity Newport Holdings, LLC (“FNH”), a majority-owned subsidiary of FNF.  Additionally, in February 2013, J. Alexander’s Holdings, LLC assumed the $20,000 FNF Note, which was accounted for as a distribution of capital.  The note accrued interest at 12.5%, and the interest and principal were payable in full on January 31, 2016.  During fiscal years 2015, 2014 and 2013, $493, $2,479 and $2,139 of interest expense payable to FNF was recorded related to this note.  In May 2015, this note was repaid in full.

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

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales. We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations. Our same store restaurant base consisted of 41 restaurants at January 1, 2017 and 40 restaurants at January 3, 2016. Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Average Check. Average check is calculated by dividing total restaurant sales by guest counts for a given time period. Total restaurant sales includes food, alcohol and beverage sales. Average check is influenced by menu prices and menu mix. Management uses this indicator to analyze trends in guests’ preferences, the effectiveness of menu changes and price increases and per guest expenditures.

Average Unit Volume. Average unit volume consists of the average sales of our restaurants over a certain period of time. This measure is calculated by multiplying average weekly sales by the relevant number of weeks for the period presented. This indicator assists management in measuring changes in guest traffic, pricing and development of our concepts.

Cost of Sales. Cost of sales is an important metric to management because it is the only truly variable component of cost relative to the sales volume while other components of cost can vary significantly due to the ability to leverage fixed costs at higher sales volumes.

Guest Counts. Guest counts are measured by the number of entrees ordered at our restaurants over a given time period.

Our business is subject to seasonal fluctuations. Historically, the percentage of our annual revenues earned during the first and fourth quarters has been higher due, in part, to increased gift card redemptions and increased private dining during the year-end holiday season. In addition, we operate on a 52- or 53-week fiscal year that ends on the Sunday closest to December 31. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks.  Fiscal year 2015 was a 53-week fiscal year.  As many of our operating expenses have a fixed component, our operating income and operating income margins have historically varied from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter, or for the full fiscal year.

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

Depreciation and Amortization. Depreciation and amortization principally includes depreciation on restaurant fixed assets, including equipment and leasehold improvements, and amortization of certain intangible assets for restaurants. We depreciate capitalized leasehold improvements over the shorter of the total expected lease term or their estimated useful life. As we continue our restaurant openings, depreciation and amortization is expected to increase as a result of our increased capital expenditures.

Other Operating Expenses. Other operating expenses includes repairs and maintenance, credit card fees, rent, property taxes, insurance, utilities, operating supplies and other restaurant-level related operating expenses.

Pre-opening Expenses. Pre-opening expenses are costs incurred prior to opening a restaurant, and primarily consist of manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities, as well as lease costs incurred prior to opening. We currently target pre-opening costs per restaurant at approximately $650.

General and Administrative Expenses. General and administrative expenses are comprised of costs related to certain corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future company growth. These expenses reflect management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent, depreciation of corporate assets, professional and consulting fees, technology and market research. These expenses have increased as a result of costs associated with being a public company, and we believe such expenses will continue to increase related to our anticipated growth. However, as we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of net sales over time.

Interest Expense. Interest expense consists primarily of interest on our outstanding indebtedness. Our debt issuance costs are recorded at cost and are amortized over the lives of the related debt under the effective interest method.

Income Tax (Expense) Benefit. This represents expense or benefit related to the taxable income at the federal, state and local level. As a partnership, J. Alexander’s Holdings, LLC generally pays no tax on its income, and each of its members is required to report such member’s allocable share of the partnership’s income on such member’s income tax returns.  As a result of the reorganization transactions effective September 28, 2015, J. Alexander’s Holdings, Inc., directly or indirectly, became the owner of all of the outstanding Class A Units of J. Alexander’s Holdings, LLC. Therefore, beginning after the date of the reorganization, J. Alexander’s Holdings, Inc. pays federal, state and local tax on its allocable share of income of the partnership.

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

Results of Operations

Year Ended January 1, 2017 (52 weeks) Compared to Year Ended January 3, 2016 (53 weeks)

The following tables set forth, for the periods indicated, (i) the items in the Company’s Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Year Ended
	January 1,	January 3,	Percent Change
(Dollars in thousands)	2017	2016	2016 vs. 2015
	(52 weeks)	(53 Weeks)
Net sales	$219,582	$217,914	0.8%
Costs and Expenses:
Cost of sales	69,320	68,806	0.7
Restaurant labor and related costs	67,102	65,860	1.9
Depreciation and amortization of restaurant property and equipment	8,834	8,222	7.4
Other operating expenses	43,873	43,076	1.9
Total restaurant operating expenses	189,129	185,964	1.7
Transaction and integration expenses	64	7,181	NCM
General and administrative expenses	18,852	16,094	17.1
Pre-opening expenses	1,443	275	NCM
Total operating expenses	209,488	209,514	(0.0)
Operating income	10,094	8,400	20.2
Other income (expense):
Interest expense	(662)	(1,158)	(42.8)
Other, net	107	97	10.3
Total other expense	(555)	(1,061)	(47.7)

Income (loss) from continuing operations before income taxes	9,539	7,339	30.0
Income tax expense	(2,062)	(1,555)	32.6
Loss from discontinued operations, net	(434)	(429)	1.2
Net income	$7,043	$5,355	31.5%

Note: NCM means not considered meaningful.

	Year Ended
As a Percentage of Net Sales:	January 1,	January 3,
	2017	2016
Costs and Expenses:	(52 weeks)	(53 Weeks)
Cost of sales	31.6%	31.6%
Restaurant labor and related costs	30.6	30.2
Depreciation and amortization of restaurant property and equipment	4.0	3.8
Other operating expenses	20.0	19.8
Total restaurant operating expenses	86.1	85.3
Transaction and integration expenses	0.0	3.3
General and administrative expenses	8.6	7.4
Pre-opening expenses	0.7	0.1
Total operating expenses	95.4	96.1
Operating income	4.6	3.9
Other income (expense):
Interest expense	(0.3)	(0.5)
Other, net	0.0	0.0
Total other expense	(0.3)	(0.5)
Income from continuing operations before income taxes	4.3	3.4
Income tax expense	(0.9)	(0.7)
Loss from discontinued operations, net	(0.2)	(0.2)
Net income	3.2%	2.5%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Redlands Grill	32	31
Stoney River Steakhouse and Grill	11	10

Average weekly sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$109,800	$110,400
Percent change	(0.5)%
Stoney River Steakhouse and Grill	$74,200	$70,200
Percent change	5.7%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$110,100	$110,600
Percent change	(0.5)%
Stoney River Steakhouse and Grill	$70,400	$70,200
Percent change	0.3%

Net Sales

Net sales increased by $1,668, or 0.8%, in fiscal year 2016 compared to fiscal year 2015 due to an increase in sales at Stoney River of $5,106 which can be attributed to the January 2016 opening of a new location in Germantown, Tennessee that recorded $5,619 in sales during its first year of operations.  The increase in sales at Stoney River was partially offset by a decrease in sales at J. Alexander’s and Redlands Grill restaurants of $3,438.  The New Year’s Eve week which is historically one of the Company’s strongest sales weeks occurred twice during fiscal year 2015, and resulting in a positive impact on both the first and fourth quarters of 2015.  Further, the first quarter of fiscal year 2016 began on January 4, 2016 and, as such, did not receive the benefit of the New Year’s Eve week.  Management estimates that the additional New Year’s Eve week included in the first quarter of fiscal year 2015 accounted for $4,815 in sales including $3,975 in J. Alexander’s / Redlands Grill restaurants and $840 in Stoney River restaurants.

Due to atypically severe winter weather conditions during the first quarter of 2015, our concepts lost 32 days of revenue as a result of weather-related restaurant closures.  Additionally, one of the J. Alexander’s restaurants was closed for 35 days during the first quarter of 2015 while undergoing a major remodel.  During 2016, weather-related restaurant closures resulted in 18 lost revenue days, 10 of which were due to winter storms occurring in the first quarter of 2016, two of which were due to area flooding at one of our locations during the third quarter of 2016 and six lost revenue days occurred due to the effect of a hurricane which impacted certain of our Florida locations in the fourth quarter of 2016.

We recognize revenue from reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed (based on historical redemption rates). These revenues are included in net sales in the amounts of $347 for 2016 and $343 for 2015. Based on our historical experience, we consider the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.

Average weekly same store sales at J. Alexander’s and Redlands Grill restaurants for 2016 decreased by 0.5% to $110,100, compared to $110,600 in 2015.  Average weekly same store sales at Stoney River restaurants for 2016 increased by 0.3% to $70,400, compared to $70,200 in 2015.

At J. Alexander’s / Redlands Grill, the average check per guest, including alcoholic beverage sales, decreased by 1.3% to $30.41 in 2016 down from $30.82 in 2015.  Management estimates that the effect of menu price decreases was approximately 0.4% in 2016 compared to 2015. This price decrease estimate reflects nominal amounts of menu price changes, without regard to any change in product mix because of price changes, and may not reflect amounts actually paid by guests.  Management estimates that weekly average guest counts within the same store base of restaurants increased by 1.0% within the J. Alexander’s / Redlands Grill restaurants in 2016 compared to 2015.

Management believes that the decreases in the average check per guest noted above were partially attributable to programs implemented at the beginning of fiscal year 2016 in an effort to improve guest counts within the J. Alexander’s / Redlands Grill restaurants.  Such programs included emphasizing value oriented feature entrées at both lunch and dinner as well as selected decreases in prices on the printed menus at certain locations, including the Ohio market, and management believes that the resulting improvement in guest counts within the J. Alexander’s / Redlands Grill restaurants during fiscal year 2016 is due in large part to these initiatives.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 4.0% to $44.13 in 2016 from $45.99 in 2015 reflecting the impact of the new Germantown, Tennessee Stoney River restaurant opened during the January 2016 which has both lunch and dinner service. Because lunch items generally are at a lower price point, the opening of the new location has served to decrease the average check per guest as a concept. For the 10 locations in the same store base of restaurants the average check per guest in 2016 totaled $46.00 compared to $45.99 in 2015. Management estimates that the effect of menu price decreases was approximately 0.3% in 2016 compared to 2015.  Management estimates that weekly average guest counts within the same store base of restaurants increased by approximately 0.4% in 2016 compared to 2015. For all locations, weekly average guest counts increased by 10.4% in 2016 compared to 2015.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 86.1% of net sales in 2016 from 85.3% in 2015. The increase in 2016 was due primarily to the effect of lower sales in the J. Alexander’s / Redlands Grill same store base of restaurants combined with higher labor costs, additional depreciation and amortization of restaurant equipment as a result of the opening of two new restaurants and the remodeling of other restaurants and increases in certain other operating expenses such as complimentary guest meals and contract services.

Cost of sales, which includes the cost of food and beverages, remained consistent in 2016 relative to 2015 at 31.6% of net sales. While the Company experienced a favorable cost of sales impact due to a decrease in beef prices in 2016, it was also impacted by higher input costs in certain other categories including seafood, primarily salmon, other food items and alcoholic beverages.  Management estimates that deflation totaled 1.7% within the J. Alexander’s / Redlands Grill locations and 2.9% at the Stoney River concept for 2016.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 31% of the food and beverage cost category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Redlands Grill restaurants were lower in 2016 than 2015 by approximately 4.6%, and at Stoney River, prices paid for beef were down 5.3% in 2016 compared to 2015. Our beef purchases currently remain subject to variable market conditions. We expect that beef prices in 2017 will continue to decrease relative to those prices experienced in 2016 for a significant portion of the fiscal year with the potential for such prices to flatten somewhat during the fourth quarter of 2017.  We continually monitor the beef market and if there are significant changes in market conditions or if attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs totaled 30.6% and 30.2% of net sales in 2016 and 2015, respectively, with the increase in 2016 due primarily to the effect of lower average weekly same store sales in the J. Alexander’s / Redlands Grill restaurants as well as the impact of higher labor costs incurred in the new Stoney River restaurant opened during the first quarter of 2016 and, to a lesser extent, the new J. Alexander’s restaurant opened during December 2016.

Depreciation and amortization of restaurant property and equipment increased by $612 in 2016 compared to 2015 primarily due to additional depreciation expense related to capital expenditures within each concept, including an extensive remodel of one our J. Alexander’s locations in the first quarter of 2015, additional restaurant remodels during the latter part of 2015 coupled with those remodels that occurred in 2016, and the impact of the new Stoney River restaurant opened in the first quarter of 2016.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 20.0% of net sales for 2016 from 19.8% in 2015 due primarily to the effect of lower same store sales in the J. Alexander’s / Redlands Grill locations in 2016 as well as increased expense associated with complimentary guest meals and contract services.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $2,758, or 17.1%, in 2016 compared to 2015. The more significant components of the increase include non-cash share-based compensation expense associated with the Black Knight profits interest grant, which originated in October 2015, and increased by $1,378 relative to 2015 as well as consulting fees earned by Black Knight in accordance with the Management Consulting Agreement entered into in September 2015 which increased by $438 compared to 2015.  Additional general and administrative expense increases were recorded in non-cash share-based compensation related to stock option grants, insurance costs, accounting and audit fees, salaries and wages, directors’ fees, legal fees, investor relations costs, market research costs, employee training and deferred compensation as well as printed materials relative to stockholders’ reports, which more than offset the favorable impact of lower expense associated with lower incentive compensation, public relations, employee relocation, franchise taxes and other professional services compared to 2015. Management estimates that costs associated with being a public company totaled approximately $1,200 in 2016 compared to $250 in 2015.

Transaction and Integration Expenses

We incurred non-recurring transaction and integration expenses totaling $64 and $7,181 during fiscal years 2016 and 2015, respectively.  Transaction costs consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. Integration costs consist primarily of consulting and legal costs. During fiscal year 2015, we incurred transaction costs related to the Spin-off totaling $5,888, which included the payment of an event bonus and related payroll taxes of $2,537, legal fees of approximately $986, and various other professional consulting, accounting and other miscellaneous costs. Further, due to the abandonment of the initial public offering (the “IPO”) in the second quarter of 2015, deferred offering costs totaling $1,293 previously capitalized as other current assets were expensed during the second quarter of 2015. The $64 of transaction costs incurred in fiscal 2016 related to the finalization of the Spin-off distribution transaction that occurred in fiscal 2015.

Pre-opening Expenses

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and includes manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.  For fiscal year 2016, the Company incurred $1,443 of pre-opening costs which were the result of the opening of the Stoney River location in Germantown, Tennessee and a new J. Alexander’s restaurant in Raleigh, North Carolina in December 2016 and the commencement of construction for one new J. Alexander’s restaurant in Lexington, Kentucky as well as one new Stoney River restaurant in Chapel Hill, North Carolina.  In 2015, pre-opening costs of $275 were recorded related primarily to the new Stoney River restaurant, which opened in January 2016 in Germantown, Tennessee.

Other Income (Expense)

Interest expense decreased by $496 in 2016 compared to 2015, primarily as a result of the refinancing of the remaining $10,000 balance of the FNF Note on May 20, 2015 at a substantially lower interest rate the benefit of which was experienced for the entirety of fiscal year 2016, as well as debt service payments made over the course of fiscal year 2016 and the capitalization of interest related to the restaurants under construction during a portion of fiscal year 2016.

Income Taxes

We reported income tax expense of $2,062 in 2016 compared to $1,555 in 2015.  The increase is due to the tax provision recorded in 2016 as a result of the new organizational structure effected by the reorganization transaction which occurred on September 28, 2015.  The Company is liable for federal, state and local income taxes for its allocable share of income of J. Alexander’s Holdings, LLC.  During 2015, income tax expense was lower due to the partnership status of J. Alexander’s Holdings, LLC during a significant portion of the year prior to the reorganization transaction mentioned above.

Discontinued Operations

During 2013, three underperforming J. Alexander’s restaurants were closed, and two of these locations were considered to be discontinued operations. Losses from discontinued operations totaling $434 and $429 for fiscal years 2016 and 2015, respectively, consist solely of exit and disposal costs which are primarily related to continuing obligations under leases.

Year Ended January 3, 2016 (53 weeks) Compared to Year Ended December 28, 2014 (52 weeks)

The following tables set forth, for the periods indicated, (i) the items in the Company’s Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Year Ended
	January 3,	December 28,	Percent Change
(Dollars in thousands)	2016	2014	2015 vs. 2014
	(53 weeks)	(52 weeks)
Net sales	$217,914	$202,233	7.8%
Costs and Expenses:
Cost of sales	68,806	64,591	6.5
Restaurant labor and related costs	65,860	61,539	7.0
Depreciation and amortization of restaurant property and equipment	8,222	7,652	7.4
Other operating expenses	43,076	40,440	6.5
Total restaurant operating expenses	185,964	174,222	6.7
Transaction and integration expenses	7,181	785	NCM
General and administrative expenses	16,094	14,455	11.3
Pre-opening expenses	275	681	(59.6)
Total operating expenses	209,514	190,143	10.2
Operating income	8,400	12,090	(30.5)
Other income (expense):
Interest expense	(1,158)	(2,908)	(60.2)
Other, net	97	104	(6.7)
Total other (expense) income	(1,061)	(2,804)	(62.2)
Income from continuing operations before income taxes	7,339	9,286	(21.0)
Income tax expense	(1,555)	(328)	NCM
Loss from discontinued operations, net	(429)	(443)	(3.2)
Net income	$5,355	$8,515	(37.1)%

Note: NCM means not considered meaningful.

	Year Ended
As a Percentage of Net Sales	January 3,	December 28,
	2016	2014
Costs and Expenses:	(53 weeks)	(52 weeks)
Cost of sales	31.6%	31.9%
Restaurant labor and related costs	30.2	30.4
Depreciation and amortization of restaurant property and equipment	3.8	3.8
Other operating expenses	19.8	20.0
Total restaurant operating expenses	85.3	86.1
Transaction and integration expenses	3.3	0.4
General and administrative expenses	7.4	7.1
Pre-opening expenses	0.1	0.3
Total operating expenses	96.1	94.0
Operating income	3.9	6.0
Other income (expense):
Interest expense	(0.5)	(1.4)
Other, net	0.0	0.1
Total other (expense) income	(0.5)	(1.4)
Income from continuing operations before income taxes	3.4	4.6
Income tax expense	(0.7)	(0.2)
Loss from discontinued operations, net	(0.2)	(0.2)
Net income	2.5%	4.2%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Redlands Grill	31	31
Stoney River Steakhouse and Grill	10	10

Average weekly sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$110,400	$107,000
Percent increase	3.2%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$111,000	$107,000
Percent increase	3.7%
Stoney River Steakhouse and Grill (1)	$70,200	$66,200
Percent increase	6.0%

(1) The Company includes restaurants in the same store sales base after they have been in operation for more than 18 months. Because no new restaurants have been opened during the 18 months preceding the comparable periods, average weekly same store sales per restaurant are the same as average weekly sales per restaurant for the periods presented.

Net Sales

Net sales increased by $15,681, or 7.8%, in 2015 compared to 2014 due to an increase in same store sales at Stoney River of $2,317, an increase in same store sales at J. Alexander’s and Redlands Grill restaurants of $9,129 and the impact of a new J. Alexander’s restaurant which opened in Columbus, Ohio during November 2014 which contributed an increase of $4,235 in its first full year of operations.  The 53rd week included in the fourth quarter of fiscal year 2015 accounted for $5,030 in sales and also included the impact of the New Year’s holiday period. Furthermore, due to atypically severe winter weather conditions during the first quarter of both fiscal years, our concepts lost 32 days of revenue due to weather-related restaurant closures during the first quarter of 2015, compared to 36 revenue days during the first quarter of 2014. Additionally, one of the J. Alexander’s restaurants was closed for 35 days during the first quarter of 2015 while undergoing a major remodel.

We recognize revenue from reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed (based on historical redemption rates). These revenues are included in net sales in the amounts of $343 for 2015 and $772 for 2014. Based on our historical experience, we consider the probability of redemption of a J. Alexander’s gift card to be remote when it has been outstanding for 24 months. With respect to outstanding Stoney River gift cards, breakage was historically calculated as a percent of gift cards sold and we continued to apply this historical methodology to the Stoney River population of gift cards outstanding subsequent to the transfer by FNH of the Stoney River Assets to us through the period ended March 30, 2014. During the second quarter of 2014, we recorded a change in estimate related to the Stoney River gift card program which resulted in additional breakage of $373 being recognized. Breakage for Stoney River has been calculated consistent with the approach utilized for J. Alexander’s and Redlands Grill for all periods subsequent to the second quarter of 2014.

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

At J. Alexander’s / Redlands Grill, the average check per guest, including alcoholic beverage sales, increased by 3.8% to $30.82 in 2015 from $29.69 in 2014.  Management estimates that the effect of menu price increases was approximately 2.9% in 2015 compared to 2014. These price increase estimates reflect nominal amounts of menu price changes, without regard to any change in product mix because of price increases, and may not reflect amounts actually paid by guests.  Management estimates that weekly average guest counts within the same store base of restaurants increased by 0.1% within the J. Alexander’s / Redlands Grill restaurants in 2015 compared to 2014.

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

Beef purchases represent the largest component of consolidated cost of sales and comprised approximately 32% of the food and beverage cost category in 2015.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Redlands Grill restaurants were higher in 2015 than 2014 by approximately 6.8%, and at Stoney River, prices paid for beef were up 5.7% in 2015 compared to 2014.

Restaurant labor and related costs totaled 30.2% and 30.4% of net sales in 2015 and 2014, respectively, with the reduction in 2015 due primarily to the effect of higher average weekly same store sales in each concept and a reduction in 2015 in workers’ compensation insurance rates paid for our Ohio restaurants.

Depreciation and amortization of restaurant property and equipment increased by $570 in 2015 compared to 2014 primarily due to additional depreciation expense related to capital expenditures within each concept, including an extensive remodel of one J. Alexander’s location in the first quarter of 2015, and the impact of the new J. Alexander’s restaurant opened in the fourth quarter of 2014.

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

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $1,641, or 11.4%, in 2015 compared to 2014. The more significant components of the increase during 2015 includes non-cash share-based compensation expense associated with the management and Black Knight profits interest plan grants which were granted during the year totaling $523 and $661, respectively, as well as management fees earned by the Management Consultant totaling $262 during the fourth quarter of 2015.  Additional general and administrative expense increases were recorded in employee education and training costs, public relations expenses, salaries and wages, employee relocation costs, rent expense, franchise tax expense, directors’ fees, insurance costs and legal, accounting, auditing and other professional fees which more than offset the favorable impact of lower expense associated with the salary continuation agreements due to a favorable interest rate adjustment in the fourth quarter of 2015, lower incentive compensation, decreased travel costs and lower worker’s compensation insurance due to a refund received from the state of Ohio in the second quarter of 2015.  Additionally, fiscal year 2015 included 53-weeks of operations thereby resulting in an incremental increase in general and administrative expenses not incurred in 2014.

Transaction and Integration Expenses

We incurred non-recurring transaction and integration expenses totaling $7,181 and $785 during fiscal years 2015 and 2014, respectively.  Transaction costs consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. Integration costs consist primarily of consulting and legal costs. During fiscal year 2015, we incurred transaction costs related to the Spin-off totaling $5,888, which included the payment of an event bonus and related payroll taxes of $2,537, legal fees of approximately $986, and various other professional consulting, accounting and other miscellaneous costs. Further, due to the abandonment of the IPO in the second quarter of 2015, deferred offering costs totaling $1,293 previously capitalized as other current assets were expensed during the second quarter of 2015.

Pre-opening Expenses

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and includes manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.  For fiscal year 2014, the Company incurred $681 of pre-opening costs related to the opening of a new J. Alexander’s in Columbus, Ohio in November of 2014.  In 2015, pre-opening costs of $275 were recorded related to the new Stoney River restaurant which opened in January of 2016 in Germantown, Tennessee.

Other Income (Expense)

Interest expense decreased by $1,750 in 2015 compared to 2014, primarily as a result of our prepayment of $10,000 of the 12.5%, $20,000 FNF Note payable during December 2014, and the refinancing of the remaining $10,000 of the FNF Note on May 20, 2015 at a substantially lower interest rate.

Income Taxes

We reported income tax expense of $1,555 in 2015 compared to $328 in 2014.  The increase is due to the tax provision recorded in 2015 as a result of the new organizational structure effected by the reorganization transaction which occurred on September 28, 2015.  J. Alexander’s Holdings, Inc. will be liable for federal, state and local income taxes for its allocable share of income of J. Alexander’s Holdings, LLC.  In 2014, income tax expense was lower due to the partnership status of J. Alexander’s Holdings, LLC.  Income tax expense recorded in 2014 represents the partnership’s tax obligation for certain state and local jurisdictions only.

Discontinued Operations

During 2013, three underperforming J. Alexander’s restaurants were closed, and two of these locations were considered to be discontinued operations. Losses from discontinued operations totaling $429 and $443 for fiscal years 2015 and 2014, respectively, consist solely of exit and disposal costs which are primarily related to continuing obligations under leases.

Liquidity and Capital Resources

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC. As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of January 1, 2017, cash and cash equivalents totaled $6,632. Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants and meeting debt service requirements and operating lease obligations. Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures, any stock repurchases and other operating activities for the next 12 months.

Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants. We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in detail in this Annual Report, under the heading Item 1A. Risk Factors.

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended
	January 1,	January 3,	December 28,
	2017	2016	2014

Net cash provided by (used in):
Operating activities	$16,417	$16,010	$17,955
Investing activities	(21,016)	(13,986)	(10,693)
Financing activities	(2,193)	(1,901)	(12,030)
Net (decrease) increase in cash and cash equivalents	$(6,792)	$123	$(4,768)

Operating Activities. Net cash flows provided by operating activities increased to $16,417 for fiscal 2016 from $16,010 for fiscal 2015, an increase of $407.  Our operations generate receipts from guests in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period. During fiscal 2016, net sales increased by $1,668 as compared to fiscal 2015, and total restaurant operating expenses increased by $3,165 as compared to fiscal 2015, resulting in a net decrease to cash flow from operations of approximately $1,497. Additionally, income taxes paid in fiscal 2016 were $4,541 higher than in fiscal 2015.  Also, the Company made a payment during fiscal 2016 for the pro-rated annual Black Knight consulting fee of $207 earned in fiscal 2015 and paid pursuant to the Management Consulting Agreement. No similar payment existed in fiscal 2015. Insurance prepayments were higher by approximately $480 in fiscal 2016 compared to fiscal 2015.  Due to the timing of payroll payments, payroll taxes deposited with our payroll processor were approximately $152 higher in fiscal 2016 when compared to fiscal 2015.   Finally, a refund related to workers’ compensation insurance in the state of Ohio in the amount of $250 was received in fiscal 2015 with no such refund occurring in fiscal 2016.  The factors that contributed to positive operating cash inflow include lower payments in fiscal 2016 associated with incentive compensation, transaction costs and interest relative to fiscal 2015.   Transaction cost payments were higher in fiscal 2015 by approximately $6,674 than in fiscal 2016.  Further, the incentive compensation related to fiscal 2015 paid during fiscal 2016 was approximately $397 lower than corresponding payments during fiscal 2015.   Finally, interest payments made during fiscal 2016 were $418 less than payments made in fiscal 2015.

Net cash flows provided by operating activities decreased to $16,010 for 2015 from $17,955 for 2014, a decrease of $1,945.  Relevant factors impacting the net $1,945 decrease included an increase in restaurant operating income of $3,939 in 2015 compared to 2014, and the payment of incentive compensation related to fiscal 2014 during the first quarter of 2015 was approximately $995 higher than corresponding payments during the first quarter of 2014.  Additionally, during fiscal year 2015, we made payments related to transaction costs totaling $7,140 compared to payments of approximately $330 made related to such costs in 2014.  We also paid $353 more in income taxes during 2015 compared to 2014.  The aforementioned operating cash outflows were partially offset by a reduction of cash paid relative to interest expense of $3,901 as a substantial portion of interest outstanding on the FNF Note was paid during the fourth quarter of 2014 and a comparatively smaller portion of interest relative to such note paid in 2015 in conjunction with the refinancing of this debt with a new term loan at a substantially lower interest rate.

Investing Activities. Net cash used in investing activities for 2016 totaled $21,016 compared to $13,986 in 2015, with the cash flow in 2016 being attributed primarily to capital expenditures related to the completion of the Stoney River restaurant which opened in Germantown, Tennessee and the J. Alexander’s restaurant which opened in Raleigh, North Carolina.  Additionally, we remodeled three J. Alexander’s / Redlands Grill restaurants and one Stoney River restaurant.  Further, there were capital expenditures associated with the two restaurants under construction as of fiscal year end 2016 with operations beginning in the first quarter of 2017.

Net cash used in investing activities for 2015 totaled $13,986 compared to $10,693 in 2014, with the increase in 2015 being attributed primarily to capital expenditures related to the completion of the J. Alexander’s restaurant which opened in Columbus, Ohio during November 2014, a major remodel of a J. Alexander’s restaurant which took place during the first quarter of 2015 and  the commencement of construction of the Stoney River restaurant which opened in Germantown, Tennessee in January 2016.  The remaining portion of the increase related to the funding of a Rabbi trust during the fourth quarter of 2015.

Net cash used in investing activities for the fiscal year ended December 28, 2014 totaled $10,693 and was related primarily to the construction of a new J. Alexander’s restaurant in Columbus, Ohio, remodeling projects at five restaurants and capital expenditures for routine replacement of equipment and image maintenance.

Financing Activities. Net cash used in financing activities for 2016 totaled $2,193 compared to $1,901 in 2015. A portion of the amount for both periods relates to servicing of the outstanding debt.  Cash was also used to repurchase J. Alexander’s Holdings, Inc. common stock under the Company’s stock repurchase program in the amount of $3,203 and tax distributions of $1,319 were made to former members of J. Alexander’s Holdings LLC during 2016, each of which are discussed in greater detail below.  Additionally, cash used in financing activities in 2016 was partially offset by borrowings on the development line of credit for $4,000 to fund new restaurant development.

Net cash used in financing activities for 2015 totaled $1,901 compared to $12,030 in 2014. The amounts for both periods primarily relate to servicing of the outstanding debt. The Company prepaid $10,000 of the FNF Note during December 2014 and the remaining $10,000 was refinanced by a new term loan by our lender on May 20, 2015. Additionally, in 2015, we paid debt issuance costs associated with our refinancing on May 20, 2015 of $161.

Net cash used in financing activities for the fiscal year ended December 28, 2014 totaled $12,030 and consisted primarily of $11,719 in payments on outstanding debt, with $10,000 of this amount representing a prepayment of obligations due under the $20,000 note payable to FNF.

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

The capital resources required for a new restaurant depend on the concept, the size of the building and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $4,750 to $5,750 for a new J. Alexander’s or Redlands Grill, and $3,750 to $4,750 for a new Stoney River.  In addition, we expect to spend approximately $650 per restaurant for pre-opening expenses and pre-opening rent expense and expect that such expenses will approximate $2,400 in fiscal year 2017.

In addition to new store development, we plan to complete remodels at three of our J. Alexander’s restaurants and two of our Redlands Grill restaurants while two of our Stoney River restaurants will undergo light reimaging projects during 2017.  During 2016, we began remodeling or completed the remodel of one J. Alexander’s restaurant, two Redlands Grill restaurants and one Stoney River restaurant.  The J. Alexander’s / Redlands Grill remodels were routine in nature and resulted in an average cost of approximately $350 as of the fiscal year end.  The one remodel at a Stoney River restaurant resulted in a cost of $355 as of the fiscal year end. We expect to complete four to six J. Alexander’s or Redlands Grill remodels each year at an average cost of approximately $350 per location.

For 2017, we currently estimate capital expenditure outlays will range between $19,000 and $22,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the completion of the new Stoney River in Chapel, Hill, North Carolina which opened in February 2017, the commencement of construction of one new Stoney River restaurant at a site to be announced which is expected to open in either the fourth quarter of 2017 or early in the first quarter of 2018, a new J. Alexander’s restaurant opened in Lexington, Kentucky in March 2017 and an additional J. Alexander’s restaurant which is expected to open in either the fourth quarter of 2017 or early in the first quarter of 2018 at a site to be announced. Additional capital expenditures will be incurred to maintain our existing restaurants and for general corporate purposes.

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

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued to Black Knight non-voting Class B Units, and is required to pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC will also reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the Management Consulting Agreement, “Adjusted EBITDA” means J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment and pre-opening expenses.  Future cash outlays associated with the Management Consulting Agreement could be significant.  The cash fee associated with fiscal years 2016 and 2015 were approximately $729 and $207, respectively, and we anticipate the payout will be approximately $800 for fiscal year 2017.

On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of January 1, 2017, a total of 305,059 shares have been repurchased under this program at an aggregate purchase price of $3,203.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. We had a working capital deficit of $13,331 at January 1, 2017 compared to a deficit of $3,574 at January 3, 2016.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

Credit Facility

Effective September 3, 2013, we obtained a $16,000 credit facility with our lender that provided for two loans. The borrower under this credit facility was J. Alexander’s, LLC, and the credit facility was guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The credit facility consisted of a three-year $1,000 revolving line of credit which may be used for general corporate purposes, and a seven-year $15,000 mortgage loan (the “Mortgage Loan”). Effective December 9, 2014, we executed an Amended and Restated Loan Agreement which encompasses the two existing loans discussed above dated September 3, 2013 and also included a five-year, $15,000 development line of credit. Effective May 20, 2015, we executed a Second Amended and Restated Loan Agreement (the “Loan Agreement”), which increased the development line of credit to $20,000 over a five-year term and also included a five-year, $10,000 term loan (the “Term Loan”), the proceeds of which were used to repay in full the FNF Note which was scheduled to mature January 31, 2016.  Effective September 3, 2016, J. Alexander’s, LLC executed a modification agreement with respect to the $1,000 revolving line of credit originally entered into on September 3, 2013. This modification agreement extended the term of this line of credit from September 3, 2016 to September 3, 2019, with no additional significant changes to the terms of the agreement. The indebtedness outstanding under these facilities is secured by liens on certain personal property of J. Alexander’s Holdings, LLC and its subsidiaries, subsidiary guaranties, and a mortgage lien on certain real property.

In connection the refinancing transactions or loan modifications discussed above, lender and legal fees totaling $463 were incurred, which were capitalized as deferred loan costs and are being amortized over the respective lives of the loans under the credit facility.

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated, and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of January 1, 2017 and all reporting periods under each covenant prior to that date in fiscal year 2016.

At January 1, 2017, the amounts outstanding under the development and revolving lines of credit were $4,000 and $0, respectively, and a total of $17,000, was available to us for borrowing under these lines of credit on this date.  At January 1, 2017, $9,583 was outstanding under the Mortgage Loan, and an additional $10,000 was outstanding under the Term Loan. The Second Amended and Restated Loan Agreement in place at January 1, 2017 is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $33,075 at January 1, 2017.

As of January 1, 2017, the aggregate principal amounts of long-term debt maturing for the five fiscal years succeeding January 1, 2017 are as follows:

•	2017—$7,889;

•	2018—$5,000;

•	2019—$5,000;

•	2020—$5,694; and

•	2021 and thereafter—$0.

Contractual Obligations

The following table summarizes our contractual obligations as of January 1, 2017:

	Total	Less than 1 year (2)	1-3 years (2)	3-5 years (2)	More than 5 years
Long-term debt	$23,583	$7,889	$10,000	$5,694	$-
Interest payments on long-term debt (1)	1,268	509	629	130	-
Operating leases	41,365	7,258	12,536	8,314	13,257
Total	$66,216	$15,656	$23,165	$14,138	$13,257

(1) Interest payments on the Mortgage and Term Loan are estimated at 3.25% and 2.38%, respectively, through the maturity date of each respective loan.

(2) Includes the commencement of principal payments relative to the Term Loan obtained in May 2015 which are scheduled to begin on the second anniversary of the loan and continuing for three years until full payment is made in May 2020.

Off Balance Sheet Arrangements

As of January 1, 2017, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contingent Obligations

From 1975 through 1996, JAC operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of January 1, 2017, is as follows:

Wendy's restaurants (nine leases)	$1,277
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	136
Total contingent liability related to assigned leases	$1,413

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

Based on our historical experience, we consider the probability of redemption of a J. Alexander’s or Redlands Grill gift card to be remote when it has been outstanding for 24 months. With respect to outstanding Stoney River gift cards, breakage has historically been calculated as a percent of gift cards sold and we continued to apply this historical methodology to the Stoney River population of gift cards outstanding subsequent to FNH’s transfer of the Stoney River Assets through the period ended March 30, 2014. During the second quarter of 2014, we recorded a change in estimate related to the Stoney River gift card program which resulted in additional breakage of $373 being recognized. Since such change in estimate, we have calculated breakage for Stoney River consistent with the approach utilized for J. Alexander’s and Redlands Grill.

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

With respect to the management profits interest granted in 2015 and stock option awards granted during fiscal years 2015 and 2016, the grant date fair value was determined using the Black-Scholes-Merton pricing model, and the calculated compensation expense is being recognized on a straight-line basis over the requisite service period under each grant due to their graded vesting schedule.  The Black Knight profits interest awards granted on October 6, 2015 are considered non-employee awards as they were granted to the Management Consultant.  Therefore, we remeasure the fair value of these awards at each reporting date using the Black-Scholes-Merton pricing model, and the portion of services rendered to each reporting date is applied to the current measure of fair value to determine the expense for the relevant reporting period.

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

Management assesses the likelihood of realization of our net deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. Such evidence includes future projected taxable income, the expiration dates of operating loss carryforwards and any pre-tax losses. As of January 1, 2017, management determined that a valuation allowance of $68 was necessary relative to certain state net operating loss carryforwards which are not expected to be realized.

In addition, certain other components of the Company’s provision for income taxes must be estimated. These include, but are not limited to, uncertain tax positions, effective state tax rates, and estimates related to depreciation expense allowable for tax purposes. These estimates are made based on the best available information at the time the tax provision is prepared. Income tax returns are generally not filed, however, until several months after year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). ASU No. 2014-08 changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. Additionally, the amendments in this ASU require expanded disclosures for discontinued operations. The amendments in this ASU also require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The ASU is effective for annual financial statements with years that begin on or after December 15, 2014. The Company adopted this guidance in fiscal year 2015 and it did not have a significant impact on its Consolidated Financial Statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”) which created ASC Topic 620. The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Since the issuance of ASU No. 2014-09, certain updates have been issued to clarify the implementation guidance, and the effective dates for ASU No. 2014-09 have been updated by ASU No. 2015-14, Deferral of the Effective Date.  The requirements are effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  Earlier application is permitted for annual and interim reporting periods in fiscal years beginning after December 15, 2016.  ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company does not currently have any franchise or similar arrangements that will need to be evaluated under ASU No. 2014-09, and the Company does not believe that this guidance will materially impact the recognition of revenue from restaurant sales. The Company is currently evaluating the impact that ASU No. 2014-09 will have on its recognition of breakage income related to its gift cards, but does not believe that the adoption of ASU No. 2014-09 in fiscal 2018 will have a significant effect on its Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  ASU No. 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No. 2015-03 is effective for reporting periods beginning after December 15, 2015.  The Company adopted the standard during the first quarter of 2016 and has retrospectively applied the standard to all periods presented. Accordingly, unamortized debt issuance costs of $276 and $357 have been reclassified from Deferred Charges to offset Long-term Debt in the Consolidated Balance Sheets as of January 1, 2017 and January 3, 2016, respectively.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  ASU No. 2015-11 (“ASU No. 2015-11”) states that entities should measure inventory that is not measured using last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU No. 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The Company will adopt this guidance in fiscal year 2017, and does not expect a significant impact on its Consolidated Financial Statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”). ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted for interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of January 3, 2016 and to apply the guidance prospectively.  Accordingly, prior periods were not retrospectively adjusted.  Because the application of this guidance affects classification only, such reclassifications did not have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s 2018 fiscal year. The expected adoption method of ASU No. 2016-01 is being evaluated by the Company, and the adoption is not expected to have a significant impact on its Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU No. 2016-02”), which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company anticipates that the adoption of ASU No. 2016-02 will materially increase the assets and liabilities on its Consolidated Balance Sheets and related disclosures since the Company has a significant number of operating lease arrangements for which it is the lessee. The Company is still evaluating the impact that the adoption of this ASU will have on its Consolidated Statements of Income and Comprehensive Income. The impact of this ASU is non-cash in nature, and as such, it is not expected to have a material impact on the Company’s cash flows and liquidity.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures and statutory withholding requirements and classification on the statement of cash flows.  This update also impacts the earnings per share calculation.  ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein.  Early application is permitted. The Company adopted this guidance in fiscal year 2016, and no cumulative-effect adjustments were required to be recorded upon adoption of any of the provisions of ASU 2016-09. Further, ASU 2016-09 did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU No. 2016-15”), Classification of Certain Cash Receipts and Cash Payments. This update is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. The Company does not expect the adoption of ASU No. 2016-15 to have a significant impact on its Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU No. 2017-04”). This update simplifies the subsequent measurement of goodwill by eliminating the second step of the two-step quantitative goodwill impairment test.  An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit. The option remains for an entity to perform a qualitative assessment of a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 requires prospective adoption and is effective commencing in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this guidance to have an impact on its Consolidated Financial Statements and related disclosures.

Impact of Inflation and Other Factors

Over the past three years, inflation has not significantly impacted our operations. However, the impact of inflation on labor, food, energy and occupancy costs could, in the future, significantly impact our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable (with the exception of beef discussed in greater detail below)  due to our continued focus on procurement efficiencies and menu price adjustments, although no assurance can be made that we can continue to improve our procurement or that we will be able to raise menu prices in the future. Utilities account for a sizeable portion of operating expense at the restaurant level, a component of which is impacted by fluctuations in energy costs. As a result, utilities impact operating income.  By owning a number of our properties, we avoid certain increases in occupancy costs. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe our current strategy, which seeks to maintain operating margins through a combination of menu price increases, strategic lunch and dinner features, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices has been an effective tool for dealing with inflation. There can be no assurances that future inflation or other cost pressures will be offset by this strategy. With respect to beef, prices have fluctuated over the past year.  Our beef purchases currently remain subject to variable market conditions. We expect that beef prices in 2017 will continue to decrease relative to those prices experienced in 2016 for a significant portion of the fiscal year with the potential for such prices to flatten somewhat during the fourth quarter of 2017.   We continually monitor the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Seasonality and Quarterly Results

Our business operations are subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday traffic and the first quarter of the fiscal year due in part to the redemption of gift cards sold during the holiday season. In addition, certain of our restaurants, particularly those located in south Florida, typically experience an increase in guest traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Certain of our restaurants are located in areas subject to hurricanes and tropical storms, which typically occur during our third and fourth quarters, and which can negatively affect our net sales and operating results. Certain of our restaurants are located in areas subject to extreme winter weather conditions which typically occur during the fourth and first quarters and can also negatively affect our net sales and operating results. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. A summary of our quarterly results for 2016 and 2015 appears in Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 20 – Quarterly Results of Operations (Unaudited).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, which represents all borrowings outstanding or available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of the date of this Annual Report, we had no outstanding borrowings on our revolving line of credit and $4,000 in outstanding borrowings relative to our development line of credit. Both the Mortgage Loan and revolving line of credit bear interest at an annual rate of 30 day LIBOR plus a margin of 2.5%, with a minimum of 3.25% per annum, whereas the Term Loan and the development line of credit bear interest at a rate of 30 day LIBOR plus a margin of 2.2%. Assuming a full drawdown on the $1,000 revolving line of credit and the $20,000 development line of credit, and assuming that the variable rate debt was at the minimum rate of 3.25% per annum, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $405 over the course of 12 months.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

J. Alexander’s Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of J. Alexander’s Holdings, Inc. and subsidiaries as of January 1, 2017 and January 3, 2016, and the related consolidated statements of income and comprehensive income, members’ / stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 1, 2017. These consolidated financial statements are the responsibility of J. Alexander’s Holdings, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. Alexander’s Holdings, Inc. and subsidiaries as of January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 1, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Nashville, Tennessee
March 16, 2017

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

January 1, 2017 and January 3, 2016

(In thousands, except share and per share amounts)

	January 1,	January 3,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$6,632	$13,424
Accounts and notes receivable	1,542	406
Accounts receivable from related party	13	12
Inventories	2,538	2,198
Prepaid expenses and other current assets	3,648	2,939
Total current assets	14,373	18,979
Other assets	6,012	6,388
Property and equipment, at cost, less accumulated depreciation and amortization of $34,164 and $25,686 as of January 1, 2017 and January 3, 2016, respectively	101,470	89,313
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,155	25,155
Deferred charges, less accumulated amortization of $197 and $137 as of January 1, 2017 and January 3, 2016, respectively	291	264
Total assets	$163,038	$155,836

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,929	$6,347
Accrued expenses and other current liabilities	9,486	11,325
Unearned revenue	3,400	3,214
Current portion of long-term debt	7,889	1,667
Total current liabilities	27,704	22,553
Long-term debt, net of portion classified as current and deferred loan costs	15,418	19,226
Deferred compensation obligations	6,010	5,715
Deferred income taxes	4,031	5,002
Other long-term liabilities	5,555	4,537
Total liabilities	58,718	57,033
Stockholders' Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding 14,695,176 and 15,000,235 shares as of January 1, 2017 and January 3, 2016, respectively	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of January 1, 2017 or January 3, 2016	-	-
Additional paid-in-capital	94,404	95,283
Retained earnings	6,161	2,321
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	100,580	97,619
Non-controlling interests	3,740	1,184
Total stockholders' equity	104,320	98,803
Commitments and contingencies
Total liabilities and stockholders' equity	$163,038	$155,836

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

Years ended January 1, 2017, January 3, 2016 and December 28, 2014

(In thousands, except per share amounts)

	Year Ended
	January 1,	January 3,	December 28,
	2017	2016	2014
Net sales	$219,582	$217,914	$202,233
Costs and expenses:
Cost of sales	69,320	68,806	64,591
Restaurant labor and related costs	67,102	65,860	61,539
Depreciation and amortization of restaurant property and equipment	8,834	8,222	7,652
Other operating expenses	43,873	43,076	40,440
Total restaurant operating expenses	189,129	185,964	174,222
Transaction and integration expenses	64	7,181	785
General and administrative expenses	18,852	16,094	14,455
Pre-opening expenses	1,443	275	681
Total operating expenses	209,488	209,514	190,143
Operating income	10,094	8,400	12,090
Other income (expense):
Interest expense	(662)	(1,158)	(2,908)
Other, net	107	97	104
Total other expense	(555)	(1,061)	(2,804)
Income from continuing operations before income taxes	9,539	7,339	9,286
Income tax expense	(2,062)	(1,555)	(328)
Loss from discontinued operations, net	(434)	(429)	(443)
Net income	$7,043	$5,355	$8,515

Basic earnings (loss) per share:
Income from continuing operations, net of tax	$0.50	$0.39	$0.60
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)
Basic earnings per share	$0.48	$0.36	$0.57

Diluted earnings (loss) per share:
Income from continuing operations, net of tax	$0.50	$0.38	$0.60
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)
Diluted earnings per share	$0.47	$0.36	$0.57

Weighted-average common shares outstanding:
Basic	14,821	15,000	15,000
Diluted	14,840	15,037	15,000

Comprehensive income	$7,043	$5,355	$8,515

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Members’ / Stockholders’ Equity

Years Ended January 1, 2017, January 3, 2016 and December 28, 2014

(In thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Members' equity	Non-controlling interests	Total
Balances at December 29, 2013	-	$-	$-	$-	$88,455	$-	$88,455
Tax distributions	-	-	-	-	(81)	-	(81)
Net income	-	-	-	-	8,515	-	8,515
Balances at December 28, 2014	-	-	-	-	96,889	-	96,889
Tax distributions	-	-	-	-	(68)	-	(68)
Share-based compensation	-	-	-	-	388	-	388
Net income	-	-	-	-	3,034	-	3,034
Balances at September 27, 2015	-	-	-	-	100,243	-	100,243
Effect of reorganizational and distribution transactions	15,000,235	15	99,840	-	(100,243)	388	-
Tax effect of reorganizational and distribution transactions	-	-	(4,629)	-	-	-	(4,629)
Share-based compensation	-	-	72	-	-	796	868
Net income	-	-	-	2,321	-	-	2,321
Balances at January 3, 2016	15,000,235	15	95,283	2,321	-	1,184	98,803
Tax distributions	-	-	(1,319)	-		-	(1,319)
Purchases of common stock	(305,059)	-	-	(3,203)	-	-	(3,203)
Share-based compensation	-	-	440	-	-	2,556	2,996
Net income	-	-	-	7,043	-	-	7,043
Balances at January 1, 2017	14,695,176	$15	$94,404	$6,161	$-	$3,740	$104,320

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended January 1, 2017, January 3, 2016 and December 28, 2014

(In thousands)

	Year Ended
	January 1,	January 3,	December 28,
	2017	2016	2014
Cash flows from operating activities:
Net income	$7,043	$5,355	$8,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,110	8,523	7,946
Amortization of lease assets and liabilities and deferred charges	340	339	348
Equity-based compensation expense	2,996	1,256	-
Deferred income taxes	(895)	334	(277)
Other, net	251	256	172
Changes in assets and liabilities:
Accounts and notes receivable	(1,136)	(169)	102
Inventories	(340)	108	(194)
Prepaid expenses and other current assets	(709)	64	155
Accounts payable	(160)	227	516
Accrued expenses and other current liabilities	(1,839)	(781)	(212)
Unearned revenue	186	(253)	(565)
Deferred compensation obligations	295	161	600
Other assets and liabilities, net	1,275	590	849
Net cash provided by operating activities	16,417	16,010	17,955

Cash flows from investing activities:
Purchase of property and equipment	(20,777)	(11,431)	(10,536)
Rabbi trust contribution	-	(2,415)	-
Other investing activities	(239)	(140)	(157)
Net cash used in investing activities	(21,016)	(13,986)	(10,693)

Cash flows from financing activities:
Proceeds from borrowing under debt agreement	4,000	10,000	-
Payments on long-term debt and obligations under capital leases	(1,667)	(11,671)	(11,719)
Purchases of common stock	(3,203)	-	-
Tax distributions to J. Alexander's Holdings, LLC members	(1,319)	-	-
Other financing activities	(4)	(230)	(311)
Net cash used in financing activities	(2,193)	(1,901)	(12,030)
Increase (decrease) in cash and cash equivalents	(6,792)	123	(4,768)
Cash and cash equivalents at beginning of period	13,424	13,301	18,069
Cash and cash equivalents at end of period	$6,632	$13,424	$13,301

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$1,845	$1,444	$808
Property and equipment obligations accrued at end of period	2,587	1,845	1,444
Cash paid for interest	691	1,109	5,010
Cash paid for income taxes	4,986	445	92
Noncash deferred offering costs accrued at end of period	-	-	1,520

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 1, 2017, January 3, 2016 and December 28, 2014

(Dollars in thousands)

Note 1 – Organization and Business

Separation from FNF

On August 15, 2014, J. Alexander’s Holdings, Inc. (the “Company”) was incorporated in the state of Tennessee as a wholly-owned subsidiary of Fidelity National Financial, Inc. (“FNF”). On September 16, 2015, the Company entered into a separation and distribution agreement with FNF, pursuant to which FNF agreed to distribute one hundred percent of its shares of the Company’s common stock, par value $0.001, on a pro rata basis, to the holders of Fidelity National Financial Ventures, LLC (“FNFV”) Group common stock, FNF’s tracking stock traded on The New York Stock Exchange (“The NYSE”). Holders of FNFV Group common stock received, as a distribution from FNF, approximately 0.17271 shares of the Company’s common stock for every one share of FNFV Group common stock held at the close of business on September 22, 2015, the record date for the distribution (the “Distribution”).  Concurrent with the Distribution, certain reorganization changes were made, resulting in the Company owning all of the outstanding Class A Units and becoming the sole managing member of J. Alexander’s Holdings, LLC, the parent company of all operating subsidiaries. Also concurrent with the Distribution, the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC was entered into, resulting in a total number of Class A Units outstanding of 15,000,235. Additionally, a total of 833,346 Class B Units granted to certain members of management effective on January 1, 2015 were also outstanding at the date of Distribution. The Distribution was completed on September 28, 2015.

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

As a result of the Distribution, the Company is an independent public company and its common stock is listed under the symbol “JAX” on The NYSE, effective September 29, 2015.  As of January 1, 2017, a total of 14,695,176 shares of the Company’s common stock, par value $0.001, were outstanding.

On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the next three years ending October 29, 2018.  Share repurchases under the program have been made and are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of January 1, 2017, 305,059 shares have been repurchased under this program at an aggregate purchase price of $3,203.

Business of J. Alexander’s

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants under the J. Alexander’s, Redlands Grill and Stoney River Steakhouse and Grill (“Stoney River”) concepts. At January 1, 2017 and January 3, 2016, restaurants operating within the J. Alexander’s concept consisted of 20 and 19 restaurants, in 10 and nine states, respectively, as one new J. Alexander’s restaurant began operations during the fourth quarter of 2016 in Raleigh, North Carolina.  At January 1, 2017 and January 3, 2016, restaurants operating within the Stoney River concept consisted of 11 and 10 locations within six states, respectively, as one new Stoney River restaurant began operations during the first quarter of 2016 in Germantown, Tennessee. During fiscal year 2015, 12 locations within eight states formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations. Each concept’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States. The Company does not have any restaurants operating under franchise agreements.

Note 2 – Summary of Significant Accounting Policies

a)	Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of the Company as well as the accounts of its majority-owned subsidiaries.

All intercompany profits, transactions, and balances between the Company and its subsidiaries have been eliminated.  Certain amounts from the prior years have been reclassified to conform with the fiscal year 2016 presentation.

As discussed in Note 1, as a result of the Distribution, certain reorganization changes were made resulting in the Company owning all of the outstanding Class A Units and becoming the sole managing member of J. Alexander’s Holdings, LLC.  The reorganization transactions were accounted for as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) 805-50 Transactions between Entities under Common Control, and as such, recognized the assets and liabilities transferred at their carrying amounts on the date of transfer.  The Company is a holding company with no direct operations that holds as its sole asset an equity interest in J. Alexander’s Holdings, LLC, and relies on J. Alexander’s Holdings, LLC to provide it with funds necessary to meet any financial obligations.  The Consolidated Financial Statements for periods prior to the Distribution date of September 28, 2015 represents the historical operating results and financial position of J. Alexander’s Holdings, LLC.

b)	Fiscal Year

The Company utilizes a 52- or 53-week accounting period which ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. Fiscal year 2016 included 52 weeks of operations, fiscal year 2015 included 53 weeks of operations, including a 14-week fourth quarter, and 2014 included 52 weeks of operations.

c)	Discontinued Operations and Restaurant Closing Costs

During the year ended December 29, 2013, three underperforming J. Alexander’s restaurants were closed. The decision to close these restaurants was the result of an extensive review of the J. Alexander’s restaurant portfolio that examined each restaurant’s recent and historical financial and operating performance, its position in the marketplace, and other operating considerations. Two of these restaurants were considered to be discontinued operations. There were no related assets reclassified as held for sale related to these closures, as there were no significant remaining assets related to these locations subsequent to the asset impairment charges recorded during fiscal year 2013.

During fiscal years 2016, 2015 and 2014 restaurant closing costs totaled $437, $432 and $448, respectively, $434, $429 and $443, respectively, of which related to locations included in discontinued operations and consisted of ongoing rental payments, utilities, insurance and other costs to maintain the closed locations.  The remaining costs associated with the third location are presented in the “General and administrative expenses” line item.

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

The Company states property and equipment at cost less accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight‑line method. The useful lives of assets are typically 30–40 years for buildings and land improvements and two–10 years for furniture, fixtures, and equipment. Leasehold improvements are amortized over the lesser of the useful life or the remaining lease term, generally inclusive of renewal periods. Equipment under capital leases is amortized to its expected residual value at the end of the lease term. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred. The Company capitalizes all direct external costs associated with obtaining the land, building, and equipment for each new restaurant, as well as construction period interest. All direct external costs associated with obtaining the dining room and kitchen equipment, signage, and other assets and equipment are also capitalized.

Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with capital improvement projects at existing restaurants and acquiring and developing new restaurant sites. Such costs are amortized over the life of the related assets.

h)	Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of net assets acquired in a previous acquisition of the Company’s predecessor by FNF in 2012. Intangible assets include trade names, deferred loan costs, and liquor licenses at certain restaurants. Goodwill, trade names, and liquor licenses are not subject to amortization, but are tested for impairment annually as of the fiscal year‑end date, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the goodwill or indefinite‑lived intangible asset exceeds its fair value.

The Company performed the fiscal year 2016 annual review of goodwill in accordance with Accounting Standards Update (“ASU”) No. 2011‑08, Testing Goodwill for Impairment, which allows for the performance of a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two‑step goodwill impairment test. The qualitative assessment includes an analysis of macroeconomic factors, industry and market conditions, internal cost factors, overall financial performance and entity‑specific events. ASU No. 2012‑02, Testing Indefinite‑lived Intangible Assets for Impairment, also provides an entity the option to perform a qualitative assessment with regard to the testing of its indefinite‑lived intangible assets. The Company performed the fiscal year 2016 annual review of impairment for its indefinite‑lived intangibles in accordance with this guidance. It was determined that no impairment of goodwill or indefinite‑lived intangible assets existed as of January 1, 2017, January 3, 2016 or December 28, 2014 and, accordingly, no impairment losses were recorded.

Deferred loan costs are subject to amortization and are classified in the “Long-term debt, net of portion classified as current and deferred loan costs” line item on the Consolidated Balance Sheets. Deferred loan costs are amortized principally by the interest method over the life of the related debt. For the next five fiscal years, scheduled amortization of deferred loan costs is as follows: 2017 – $85; 2018 – $85; 2019 – $82; 2020 – $23; 2021 and thereafter – $0.

i)	Impairment of Long‑Lived Assets

In accordance with ASC Topic 360, Property, Plant, and Equipment, long‑lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge may be recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group based upon the future highest and best use of the impaired asset or asset group. Fair value is determined by projected future discounted cash flows for each location or the estimated market value of the assets. The asset impairment charges are generally recorded in the Consolidated Statements of Income and Comprehensive Income in the financial statement line item “Asset impairment charges and restaurant closing costs,” but are also recorded in the line item “Loss from discontinued operations, net” when applicable. Assets to be disposed of are separately presented in the Consolidated Balance Sheets and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated.

No impairment charges were recorded for the years ended January 1, 2017, January 3, 2016 or December 28, 2014.

j)	Operating Leases

The Company through its subsidiaries has land only, building only, and land and building leases that are recorded as operating leases. Most of the leases have rent escalation clauses and some have rent holiday and contingent rent provisions. The rent expense under these leases is recognized on the straight‑line basis over an expected lease term, including cancelable option periods when it is reasonably assured that such option periods will be exercised because failure to do so would result in a significant economic penalty. The Company begins recognizing rent expense on the date that it or its subsidiaries become legally obligated under the lease and takes possession of or is given control of the leased property. Rent expense incurred during the construction period for a leased restaurant location is included in pre‑opening expense. Contingent rent expense is based upon sales levels and is typically accrued when it is deemed probable that it will be payable. Tenant improvement allowances received from landlords under operating leases are recorded as deferred rent obligations.

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

The Company records breakage related to sold gift cards when the likelihood of redemption becomes remote. During 2014, sufficient information was obtained to reliably estimate breakage associated with Stoney River gift cards under this policy. Breakage of $347, $343 and $772 related to gift cards was recorded in fiscal years 2016, 2015 and 2014, respectively.

l)	Vendor Rebates

Vendor rebates are received from various nonalcoholic beverage suppliers and suppliers of food products and supplies. Rebates are recognized as a reduction to cost of sales in the period in which they are earned.

m)	Advertising Costs

Costs of advertising are charged to expense at the time the costs are incurred. Advertising expense totaled $92, $76 and $203, during fiscal years 2016, 2015 and 2014, respectively.

n)	Transaction and Integration Costs

The Company and its subsidiaries have historically grown through improving operations, food quality and the guest experience. However, as discussed above in Note 1, various transactions have occurred, resulting in certain nonrecurring transaction and integration costs being incurred.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and to a lesser extent other professional fees and miscellaneous costs. Integration costs typically consist primarily of consulting and legal costs.

During fiscal year 2014, transaction and integration costs of approximately $785 were incurred as indirect costs related to an offering transaction that was later abandoned by the Company.  Additionally, transaction costs associated with the Distribution discussed in Note 1 in the amount of $7,181 were incurred during 2015, $1,675 of which represented the write-off of deferred offering costs previously capitalized in 2014 as a result of the abandonment of the offering in 2015.  Deferred offering costs primarily consisted of direct, incremental legal and accounting fees relating to the pursuit of an initial public offering. During fiscal year 2016, transaction and integration costs of $64 were incurred related to the finalization of the Distribution transaction.

o)	Income Taxes

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

p)	Concentration of Credit Risk

Financial instruments that are potentially exposed to a concentration of credit risk are cash and cash equivalents and accounts receivable. Operating cash balances are maintained in noninterest‑bearing transaction accounts, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. Further, a certain portion of the assets held in a rabbi trust (the “Trust”) consists of cash and cash equivalents.  The Company places cash with high‑credit‑quality financial institutions, and at times, such cash may be in excess of the federally insured limit. However, there have been no losses experienced related to these balances, and the credit risk is believed to be minimal. Also, the Company believes that its risk related to cash equivalents from third‑party credit card issuers for purchases made by guests using the issuers’ credit cards is not significant due to the number of banks involved and the fact that payment is typically received within three to four days of a credit card transaction. Therefore, the Company does not believe it has significant risk related to its cash and cash equivalents accounts.  Another portion of the assets held in the Trust consists of U.S. Treasury bonds as well as a small number of corporate bonds with ratings no lower than BBB+.  The Company believes the credit risk associated with such bonds to be minimal given the historical stability of the U.S. government and the investment grade bond ratings relative to the corporate issuers. Concentrations of credit risk with respect to accounts receivable are related principally to receivables from governmental agencies related to refunds of franchise and income taxes. The Company does not believe it has significant risk related to accounts receivable due to the nature of the entities involved.

q)	Use of Estimates

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

r)	Sales Taxes

Revenues are presented net of sales taxes. The obligation for sales taxes is included in accrued expenses and other current liabilities until the taxes are remitted to the appropriate taxing authorities.

s)	Pre‑opening Expense

Pre‑opening costs are accounted for by expensing such costs as they are incurred.

t)	Comprehensive Income

Total comprehensive income or loss is comprised solely of net income or net loss for all periods presented. Therefore, a separate statement of comprehensive income is not included in the accompanying Consolidated Financial Statements.

u)	Segment Reporting

The Company through its subsidiaries owns and operates full‑service, upscale restaurants under three concepts exclusively in the United States that have similar economic characteristics, products and services, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reportable segment.

v)	Non-controlling Interests

Non-controlling interests on the Consolidated Balance Sheets represents the portion of the Company’s net assets of attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders. As of January 1, 2017 and January 3, 2016, the non-controlling interest presented on the Consolidated Balance Sheets is $3,740 and $1,184, respectively, and consists solely of the non-cash compensation expense relative to the profits interest awards to management and Black Knight discussed in Note 14 – Share-based Compensation below. The vesting requirements under either grant entitling Class B Unit holders to distributions of earnings of J. Alexander’s Holdings, LLC had not been met as of January 3, 2016 and, therefore, no allocation of net income was made to non-controlling interests for the 2015 fiscal year. The Hypothetical Liquidation of Book Value method was used as of January 1, 2017 to determine allocations of non-controlling interests consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net income was made to non-controlling interests for fiscal year 2016.

w)	Earnings per Share

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

x)	Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”) which created ASC Topic 620. The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Since the issuance of ASU No. 2014-09, certain updates have been issued to clarify the implementation guidance, and the effective dates for ASU No. 2014-09 have been updated by ASU No. 2015-14, Deferral of the Effective Date.  The requirements are effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  Earlier application is permitted for annual and interim reporting periods in fiscal years beginning after December 15, 2016.  ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company does not currently have any franchise or similar arrangements that will need to be evaluated under ASU No. 2014-09, and the Company does not believe that this guidance will materially impact the recognition of revenue from restaurant sales. The Company is currently evaluating the impact that ASU No. 2014-09 will have on its recognition of breakage income related to its gift cards, but does not believe that the adoption of ASU No. 2014-09 in fiscal 2018 will have a significant effect on its Consolidated Financial Statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU No. 2015-11”).  ASU No. 2015-11 states that entities should measure inventory that is not measured using last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU No. 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The Company will adopt this guidance in fiscal year 2017, and does not expect a significant impact on its Consolidated Financial Statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s 2018 fiscal year. The expected adoption method of ASU No. 2016-01 is being evaluated by the Company, and the adoption is not expected to have a significant impact on its Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU No. 2016-02”), which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company anticipates that the adoption of ASU No. 2016-02 will materially increase the assets and liabilities on its Consolidated Balance Sheets and related disclosures since the Company has a significant number of operating lease arrangements for which it is the lessee. The Company is still evaluating the impact that the adoption of this ASU will have on its Consolidated Statements of Income and Comprehensive Income. The impact of this ASU is non-cash in nature, and as such, it is not expected to have a material impact on the Company’s cash flows and liquidity.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU No. 2016-15”), Classification of Certain Cash Receipts and Cash Payments. This update is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. The Company does not expect the adoption of ASU No. 2016-15 to have a significant impact on its Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU No. 2017-04”). This update simplifies the subsequent measurement of goodwill by eliminating the second step of the two-step quantitative goodwill impairment test.  An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit. The option remains for an entity to perform a qualitative assessment of a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 requires prospective adoption and is effective commencing in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this guidance to have an impact on its Consolidated Financial Statements and related disclosures.

y)	Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). ASU No. 2014-08 changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. Additionally, the amendments in this

ASU require expanded disclosures for discontinued operations. The amendments in this ASU also require an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The ASU is effective for annual financial statements with years that begin on or after December 15, 2014. The Company adopted this guidance in fiscal year 2015 and it did not have a significant impact on its Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  ASU No. 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No. 2015-03 is effective for reporting periods beginning after December 15, 2015.  The Company adopted the standard during the first quarter of 2016 and has retrospectively applied the standard to all periods presented. Accordingly, unamortized debt issuance costs of $276 and $357 have been reclassified from Deferred Charges to offset Long-term Debt in the Consolidated Balance Sheets as of January 1, 2017 and January 3, 2016, respectively.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”). ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted for interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted and the Company elected to early adopt this guidance as of January 3, 2016 and to apply the guidance prospectively.  Accordingly, prior periods were not retrospectively adjusted.  The application of this guidance affects classification only.  Such reclassifications did not have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures and statutory withholding requirements and classification on the statement of cash flows.  This update also impacts the earnings per share calculation.  ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein.  Early application is permitted. The Company adopted this guidance in fiscal year 2016, and no cumulative-effect adjustments were required to be recorded upon adoption of any of the provisions of ASU No. 2016-09. Further, ASU No. 2016-09 did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
(Dollars and shares in thousands, except per share amounts)	January 1,	January 3,	December 28,
	2017	2016	2014
Numerator:
Income from continuing operations, net of tax	$7,477	$5,784	$8,958
Loss from discontinued operations, net	(434)	(429)	(443)
Net income	$7,043	$5,355	$8,515
Denominator:
Weighted average shares (denominator for basic earnings per share)	14,821	15,000	15,000
Effect of dilutive securities	19	37	-
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	14,840	15,037	15,000

Basic earnings (loss) per share:
Income from continuing operations, net of tax	$0.50	$0.39	$0.60
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)
Basic earnings per share	$0.48	$0.36	$0.57
Diluted earnings (loss) per share:
Income from continuing operations, net of tax	$0.50	$0.38	$0.60
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)
Diluted earnings per share	$0.47	$0.36	$0.57

Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose. The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method. The 833,346 Class B Units associated with management’s profits interest awards are not considered to be dilutive as the applicable hurdle rate had not been met as of January 1, 2017 or January 3, 2016, and, therefore, are excluded for the purpose of the diluted earnings per share calculation.  However, the Black Knight profits interest Class B Units are considered to be dilutive as the hurdle rate had been met as of January 1, 2017 and January 3, 2016, and are included in the diluted earnings per share calculation for each of the years then ended accordingly.  The impact of the exchange of the 1,500,024 Black Knight Class B Units on the diluted earnings per share calculation was additional shares of 18,519 and 36,776 for the years ended January 1, 2017 and January 3, 2016, respectively. The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive. The 990,750 and 437,000 stock option awards outstanding as of January 1, 2017 and January 3, 2016, respectively, were considered anti-dilutive and, therefore, are excluded from the diluted earnings per share calculation for the years then ended.

The periods prior to the Distribution presented in the accompanying Consolidated Financial Statements represent the historical operating results and financial position of J. Alexander’s Holdings, LLC.  For comparison purposes, earnings per share amounts are calculated for such periods using a weighted-average number of common shares outstanding based on the number of shares outstanding on the Distribution date as if all shares had been outstanding since the first day of the earliest period presented.

Note 4 – Fair Value Measurements

The Company utilizes the following fair value hierarchy, which prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, the Company uses valuation techniques which maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The three levels of the hierarchy are as follows:

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	January 1, 2017
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust as defined below)	$45	$-	$-
U.S. government obligations (as held in the Trust)	700	-	-
Corporate bonds (as held in the Trust)	1,683	-	-
Cash surrender value - life insurance (as held in the Trust)	-	2,017	-
Total	$2,428	$2,017	$-

	January 3, 2016
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust)	$1,205	$-	$-
U.S. government obligations (as held in the Trust)	700	-	-
Corporate bonds (as held in the Trust)	510	-	-
Cash surrender value - life insurance (as held in the Trust)	-	1,948	-
Total	$2,415	$1,948	$-

As discussed in Note 15 below, the Distribution triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of the Company, to establish and fund the Trust under the Amended and Restated Salary Continuation Agreements.  On October 19, 2015 the Trust was funded with a total of $4,304, which was comprised of $2,415 in cash and $1,889 in cash surrender values of whole life insurance policies.  Subsequent to that date, a portion of the cash was invested in certain marketable securities at the direction of the Trust manager.  Such investments include U.S. government agency obligations and corporate bonds.  The remaining portion is held as cash and cash equivalents.

Cash and cash equivalents are classified as Level 1 in the fair value hierarchy as they represent cash held in a trust managed by our bank.  Cash held in the Trust is invested through an overnight repurchase agreement the investments of which may include U.S. Treasury securities, such as bonds or Treasury bills, and other agencies of the U.S. government.  Such investments are valued using quoted market prices in active markets.

U.S. government obligations held in the Trust include U.S. Treasury Bonds.  These bonds as well as the corporate bonds listed above are classified as Level 1 in the fair value hierarchy given their readily available quoted prices in active markets.

Cash surrender value - life insurance is classified as Level 2 in the fair value hierarchy.  The value of each policy was determined by MassMutual Financial Group, an A-rated insurance company, which provides the value of these policies to the Company on a regular basis by which the Company adjusts the recorded value accordingly.

There were no transfers between the levels listed above during either of the reporting periods.

The following table sets forth unrealized gains and losses on investments held in the Trust:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Unrealized gains on investments held in the Trust	$13	$-	$-

Unrealized gains or losses on investments held in the Trust are presented as a component of “Other, net” on the Consolidated Statements of Operations and Comprehensive Income.

As of January 1, 2017 and January 3, 2016, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates, and negotiated terms and conditions are consistent with current market rates, because of the close proximity of recent refinancing transactions to the dates of these Consolidated Financial Statements.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the years ended January 1, 2017 and January 3, 2016.

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	January 1,	January 3,
	2017	2016
Prepaid insurance	$1,180	$805
Prepaid rent	902	766
Payroll taxes	1,183	1,031
Other	383	337
Prepaid expenses and other current assets	$3,648	$2,939

Note 6 – Other Assets

Other assets consisted of the following:

	January 1,	January 3,
	2017	2016
Favorable operating leases, net	$803	$1,296
Cash, cash equivalents and securities held in the Trust	2,428	2,415
Cash surrender value of life insurance	2,017	1,948
Deferred tax assets	221	296
Other	543	433
Other assets	$6,012	$6,388

Note 7 – Property and Equipment

Property and equipment, at cost, less accumulated depreciation and amortization, consisted of the following:

	January 1,	January 3,
	2017	2016
Land	$20,204	$20,204
Buildings	29,879	27,690
Leasehold improvements	48,978	40,495
Restaurant and other equipment	26,893	21,403
Construction in progress	9,680	5,207
	135,634	114,999
Less: accumulated depreciation and amortization	(34,164)	(25,686)
Property and equipment, net	$101,470	$89,313

For fiscal years 2016, 2015 and 2014, depreciation expense from continuing operations was $9,110, $8,523 and $7,946, respectively. The loss on disposition of assets from continuing operations included in the “Other operating expenses” line item of the Statements of Income and Comprehensive Income, primarily related to the refreshing of assets through store remodels, was $251, $256 and $179 for fiscal years 2016, 2015 and 2014, respectively.

No impairment charges were recorded during fiscal years 2016, 2015 or 2014.

Note 8 – Goodwill and Indefinite‑Lived Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	January 1,	January 3,
	2017	2016
Goodwill	$15,737	$15,737
Tradename	25,053	25,053
Liquor licenses	102	102
Intangible assets	$40,892	$40,892

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	January 1,	January 3,
	2017	2016
Taxes, other than income taxes	$4,093	$4,300
Income taxes	-	1,044
Salaries, wages, vacation, and incentive compensation	2,954	3,849
Transaction costs	-	493
Other	2,439	1,639
Accrued expenses and other current liabilities	$9,486	$11,325

Note 10 – Debt

Debt consisted of the following:

	January 1,	January 1,	January 3,	January 3,
	2017	2017	2016	2016
	Current	Long-term	Current	Long-term
Mortgage Loan, LIBOR + 2.5% (floor of 3.25%,
ceiling of 6.25%, at 3.25% at January 1,
2017 and January 3, 2016), payable
through 2020	$1,667	$7,916	$1,667	$9,583
Term Loan, LIBOR + 2.2% on a floating
basis at 2.86% and 2.50% at January 1, 2017
and January 3, 2016, respectively, payable
through 2020	2,222	7,778	-	10,000
Development Revolving Promissory Note, LIBOR +
2.2% on a floating basis at 2.86% at January 1,
2017, payable through 2020	4,000	-	-	-
Less: net deferred loan costs	-	(276)	-	(357)
Total debt	$7,889	$15,418	$1,667	$19,226

In 2013, a previous line of credit agreement from Pinnacle Bank was refinanced, and a new $16,000 credit facility that provided two new loans from Pinnacle Bank was obtained. The borrower under this credit facility was J. Alexander’s, LLC, and the credit facility was guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The credit facility consisted of a three-year $1,000 revolving line of credit, which replaced the previous line of credit and may be used for general corporate purposes, and a seven-year $15,000 term loan which is secured by liens on certain properties of J. Alexander’s, LLC (“Mortgage Loan”). Effective December 9, 2014, J. Alexander’s LLC executed an Amended and Restated Loan Agreement which encompassed the two existing credit facilities discussed above dated September 3, 2013 and also included a five-year, $15,000 development line of credit. Effective May 20, 2015, J. Alexander’s, LLC executed a Second Amended and Restated Loan Agreement (the “Loan Agreement”), which increased the development line of credit to $20,000 over a five-year term and also included a five year, $10,000 term loan (the “Term Loan”), the proceeds of which were used to repay in full the $10,000 outstanding under a note to FNF, discussed in greater detail below, which was scheduled to mature January 31, 2016.  Effective September 3, 2016, J. Alexander’s, LLC executed a modification agreement with respect to the $1,000 revolving line of credit originally entered into on September 3, 2013. This modification agreement extended the term of this line of credit from September 3, 2016 to September 3, 2019, with no additional significant changes to the terms of the agreement. The indebtedness outstanding under these facilities is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties, and a mortgage lien on certain real property.

In connection with the 2013, 2014, 2015 and 2016 refinancing transactions, lender and legal fees in the amount of $123, $175, $161 and $4, respectively were incurred, which were capitalized as deferred loan costs and are being amortized over the respective lives of the loans under the credit facility.

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

In 2013, J. Alexander’s Holdings, LLC entered into a $20,000 note payable to FNF (the “FNF Note”). The note accrued interest at 12.5% annually, and the interest and principal were payable in full on January 31, 2016. Under the terms of the Mortgage Loan dated September 3, 2013, the FNF Note was subordinated to the Mortgage Loan. On December 15, 2014, a payment of $14,569, representing $10,000 of principal on the FNF Note and $4,569 of accrued interest, was made to FNF.  As noted above, on May 20, 2015, J. Alexander’s, LLC entered into a new $10,000 Term Loan the purpose of which was to refinance the remaining $10,000 principal balance of the existing FNF Note. On May 20, 2015, the Company paid the remaining principal balance of $10,000 as well as accrued interest of $542 to FNF which resulted in the FNF Note being paid in full.

The Loan Agreement also includes certain financial covenants. A fixed charge coverage ratio of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ending must be maintained. The fixed charge coverage ratio is defined in the Loan Agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses (including lease buy‑out expenses), changes in valuation allowance for deferred tax assets, and noncash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the 5-year term of the Development Loan) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus noncash compensation expense plus any other noncash expenses or charges and plus expenses associated with the public offering/Spin-off process of the Company minus the greater of either actual total store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40, to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long‑term debt and capital lease obligations made during such period, all determined in accordance with GAAP.

In addition, the maximum adjusted debt to EBITDAR ratio must not exceed 4.0 to 1 at the end of any fiscal quarter. Under the Loan Agreement, EBITDAR is measured based on the then‑ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses (including lease buy‑out expenses), changes in valuation allowance for deferred tax assets and noncash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus an amount that in the determination of net income for the applicable period has been deducted for (i) interest expense; (ii) total federal, state, foreign, or other income taxes; (iii) all depreciation and amortization; (iv) rent payments; and (v) noncash compensation expenses, plus any other noncash expenses or charges and plus expenses associated with the public offering/Spin-off process, all as determined in accordance with GAAP. Adjusted debt is (i) funded debt obligations net of any short‑term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of January 1, 2017 and for all reporting periods during the year then ended.

At January 1, 2017, the amounts outstanding under the development and revolving lines of credit were $4,000 and $0, respectively. At January 1, 2017, $9,583 was outstanding under the Mortgage Loan and an additional $10,000 was outstanding under the Term Loan. The Second Amended and Restated Loan Agreement in place at January 1, 2017 is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $33,075 at January 1, 2017.

Deferred loan costs are $463 and $459, net of accumulated amortization expense of $187 and $102 at January 1, 2017 and January 3, 2016, respectively. Deferred loan costs are being amortized to interest expense using the effective-interest method over the life of the related debt.

The carrying value of the debt balance under both the Mortgage Loan and Term Loan as of January 1, 2017 and January 3, 2016 are considered to approximate their fair value because of the proximity of the debt refinancing discussed above to the 2016 and 2015 fiscal year-ends.

The aggregate maturities of long‑term debt for the five fiscal years succeeding January 1, 2017 are as follows: 2017 – $7,889; 2018 – $5,000; 2019 – $5,000; 2020 – $5,694; 2021 and thereafter – $0.

Note 11 - Other Long‑Term Liabilities

Other long‑term liabilities consisted of the following:

	January 1,	January 3,
	2017	2016
Deferred rent	$4,735	$3,386
Unfavorable lease liabilities, net	563	889
Uncertain tax positions	257	262
Other long-term liabilities	$5,555	$4,537

Note 12 - Leases

At January 1, 2017, subsidiaries of the Company were lessees under both ground leases (the subsidiaries lease the land and build their own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are operating leases.

Terms for these leases are generally for 15 to 20 years and, in many cases, the leases provide for rent escalations and for one or more five‑year renewal options. The Company and its subsidiaries are generally obligated for the cost of property taxes, insurance, and maintenance. Certain real property leases provide for contingent rentals based upon a percentage of sales. In addition, a subsidiary of the Company is a lessee under other noncancelable operating leases, principally for office space. Amortization of leased assets is included in depreciation and amortization of restaurant property and equipment expense and general and administrative expense in the Consolidated Statements of Income and Comprehensive Income.

The following table summarizes future minimum lease payments under operating leases (excluding renewal options), including those restaurants reported as discontinued operations, having an initial term of one year or more:

January 1,
2017
2017	$7,258
2018	6,771
2019	5,765
2020	4,727
2021	3,587
2022 and thereafter	13,257
Total minimum lease payments (1)	$41,365

(1) Total minimum lease payments under operating leases have not been reduced by minimum sublease rentals of $429 due in future periods under noncancelable subleases.

For fiscal years 2016, 2015 and 2014, straight‑line base rent expense included in continuing operations was $7,490, $6,934 and $6,321, respectively. In addition to the aforementioned amounts, there was straight‑line base rent expense included in discontinued operations of $266 for fiscal years 2016, 2015 and 2014, respectively. There was no significant contingent rent expense for the any of the periods presented. During 2016, the Company received a tenant improvement allowance of $590 which was recorded as a deferred rent obligation and is being credited to straight-line rent expense over the term of the associated lease.

Note 13 – Income Taxes

Significant components of the Company’s income tax expense (benefit) for the periods indicated below are as follows:

	Year Ended
	January 1,	January 3,	December 28,
	2017	2016	2014
Current income taxes:
Federal	$2,189	$946	$-
State and local	774	359	273
Total current income taxes	2,963	1,305	273
Deferred income taxes:
Federal	(922)	217	-
State and local	21	33	55
Total deferred income taxes	(901)	250	55
Income tax expense	$2,062	$1,555	$328

The Company’s effective tax rate differs from the federal statutory rate as set forth in the following table for the periods indicated:

	Year Ended
	January 1,	January 3,	December 28,
	2017	2016	2014
Federal income tax	35.0%	34.0%	34.0%
Effect of rates due to pass-through entities	-	(14.7)%	(34.0)%
State income tax	5.8%	6.9%	3.7%
Transaction costs	-	2.0%	-
Rate differential between current and deferred taxes	-	2.5%	-
FICA tip credit	(20.1)%	(6.9)%	-
Uncertain tax positions	(0.1)%	(1.3)%	-
Valuation allowance	0.7%	-	-
Other	1.2%	-	-
Effective tax rate	22.6%	22.5%	3.7%

Prior to the reorganization transaction discussed in Note 1 above, J. Alexander’s Holdings, LLC was responsible for minimal state and local taxes as a result of its partnership tax status treatment.  However, effective as of September, 28, 2015, the portion of J. Alexander’s Holdings, LLC’s income allocable to the Company is subject to U.S. federal, state and local income taxes and is taxed at the prevailing corporate tax rates.  Therefore, the effective tax rate for the 2015 fiscal year shown in the table above represents a 0% federal statutory rate for the first nine months of the year and a 34% federal statutory rate for the period from September 28, 2015 to January 3, 2016. The net effective tax rate for the period from December 29, 2014 to September 27, 2015 was (1.5)% due to minimal state and local taxes at the J. Alexander’s Holdings, LLC level while the net effective tax rate for the period from September 28, 2015 to January 3, 2016 was 40.8%, reflecting the fact that the Company is now responsible for the federal and state taxes relative to the allocable share of income of the Company and its subsidiaries. The net effective tax rate of 22.6% in fiscal year 2016 reflects a full year of operations under the current tax structure.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of January 1, 2017, and January 3, 2016, are as follows:

	January 1,	January 3,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$182	$60
Accrued bonuses	108	142
Stock options	97	-
State bonus depreciation	74	63
Other	8	31
Total deferred tax assets	469	296
Less: deferred tax assets valuation allowance	(68)	-
Total net deferred tax assets	401	296
Deferred tax liabilities:
Partnership differences	(4,211)	(5,002)
Total deferred tax liabilities	(4,211)	(5,002)
Net deferred tax (liability) asset	$(3,810)	$(4,706)

As a result of the reorganization transaction discussed in Note 1 above, the deferred taxes related to the outside basis difference in J. Alexander’s Holdings, LLC and subsidiaries was allocated from FNF to the Company in fiscal year 2015.  This resulted in the recognition of a deferred tax liability in the amount of $4,629 as well as a corresponding decrease in shareholders’ equity of the Company as of the date of the reorganization.

ASC Topic 740, Income Taxes, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. As of January 1, 2017, management determined that a valuation allowance of $68 was necessary relative to certain state net operating loss carryforwards which are not expected to be realized. Management also determined at January 1, 2017 that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets not covered by this valuation allowance.

As of January 1, 2017, the Company has state gross operating loss carryforwards gross of the valuation allowance discussed above of approximately $2,915 expiring in years 2027 through 2031, and federal gross operating loss carryforwards of $296 expiring in year 2036.

Additionally, the Company recorded a liability (including interest) in connection with uncertain tax positions related to state tax issues totaling $299 and $262 as of January 1, 2017 and January 3, 2016, respectively.  The Company elected to accrue interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The Company accrued interest related to unrecognized tax benefits of approximately $109 and $34 as of January 1, 2017 and January 3, 2016, respectively. A reconciliation of the beginning and ending unrecognized tax benefit associated with these positions (excluding the aforementioned accrued interest) is as follows:

	January 1,	January 3,
	2017	2016
Balance at the beginning of the year	$228	$332
Changes based on tax positions taken during the current year	-	-
Changes based on tax positions taken during prior years	66	(104)
Reductions related to settlements with taxing authorities and
lapses of statutes of limitations	-	-
Balance at the end of the year	$294	$228

As of January 1, 2017, the total amount of gross unrecognized tax benefit that, if recognized, would impact the effective tax rate was $228.  Within the next twelve months, the Company estimates that the gross unrecognized benefits will decrease by $214 due to state statute expiration.

The Company and its subsidiaries file a partnership federal income tax return, consolidated corporate federal income tax return, and a separate corporate federal income tax return as well as various state and local income tax returns.  The earliest year open to examination in the Company’s major jurisdictions is 2013 for federal and state income tax returns.

Note 14 – Share-based Compensation

For the years ended January 1, 2017 and January 3, 2016, the Company recorded total share-based compensation expense of $2,996 and $1,256 the components of which are discussed in further detail below.

Stock Option Awards

Under the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan, directors, officers and key employees of the Company may be granted equity incentive awards, such as stock options, restricted stock and stock appreciation rights in an effort to retain qualified management and personnel.  This plan authorizes a maximum of 1,500,000 shares of the Company’s common stock to be issued to holders of these equity awards.  During fiscal year 2016, the Compensation Committee and Board of Directors of the Company awarded stock option grants totaling 553,750 options to certain members of management and the members of the Board of Directors, and the contractual term for each grant is seven years.  The requisite service period for each grant is four years with each vesting in four equal installments on the first four anniversaries of their respective grant dates.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards and used the following assumptions for the indicated periods:

	Year Ended
	January 1, 2017	January 3, 2016
Dividend yield	0.00%	0.00%
Volatility factor	34.51%	35.00%
Risk-free interest rate	1.34%	1.36%
Expected life of options (in years)	4.75	4.75
Weighted-average grant date fair value	$2.82	$3.33

The expected life of stock options granted during the periods presented was calculated in accordance with the simplified method described in SEC Staff Accounting Bulletin (“SAB”) Topic 14.D.2 in accordance with SAB 110. This approach was utilized due to the lack of exercise history and the anticipated behavior of the overall group of grantees. The risk-free rate for periods within the contractual life of the options is based on the 5-year U.S. Treasury bond rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.  The dividend yield was set at zero as the underlying security does not pay a dividend.  Additionally, management has made an accounting policy election in accordance with ASU No. 2016-09 to account for forfeitures when they occur.  No such forfeitures occurred during 2016, and no cumulative-effect adjustment to equity was required upon adoption of this policy in 2016 as the previously assumed forfeiture rate in 2015 was 0% for outstanding awards.

A summary of stock options under the Company’s equity incentive plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 28, 2014	-	$-
Issued	467,000	10.39
Exercised	-	-
Forfeited	(30,000)	10.39
Outstanding at January 3, 2016	437,000	10.39
Issued	553,750	8.93
Exercised	-	-
Forfeited	-	-
Outstanding at January 1, 2017	990,750	$9.58

At January 1, 2017, stock options exercisable and shares available for future grant were 109,250 and 509,250, respectively.  At January 3, 2016, stock options exercisable and shares available for future grant were zero and 1,063,000, respectively.

As these awards contain only service conditions for vesting purposes and have a graded vesting schedule, the Company has elected to recognize the expense over the requisite service period for the entire award.  Stock option expense totaling $439 and $72 was recognized for fiscal year 2016 and 2015, respectively, which is included in the “General and administrative expenses” line item on the Consolidated Statements of Income and Comprehensive Income.  At January 1, 2017, the Company had $2,504 of unrecognized compensation cost related to these share-based payments which is expected to be recognized over a period of approximately 3.85 years.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. This amount changes based on the fair market value of the Company’s common stock and totaled $1,163 and $232 at January 1, 2017 and January 3, 2016, respectively, for options outstanding. The intrinsic value of options exercisable at January 1, 2017 totaled $39. No options were exercised in fiscal year 2016.

The following table summarizes the Company’s non-vested stock option activity for the year ended January 1, 2017:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested stock options at January 3, 2016	437,000	$3.33
Granted	553,750	2.82
Vested	(109,250)	3.33
Forfeited	-	-
Non-vested stock options at January 1, 2017	881,500	$3.01

The total fair value of stock options vested during fiscal years 2016 and 2015 was $364 and $0, respectively.

The following table summarizes information about the Company’s stock options outstanding at January 1, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 1, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 1, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$8.90	540,000	6.85 years	$8.90	-	-	$-
$10.24	13,750	6.32 years	10.24	-	-	-
$10.39	437,000	5.78 years	10.39	109,250	5.78 years	10.39
$8.90 - $10.39	990,750	6.37 years	$9.58	109,250	5.78 years	$10.39

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

Vested Class B Units may be exchanged for, at the Company’s option, either (i) cash in an amount equal to the amount that would be distributed to the holder of those Class B Units by J. Alexander’s Holdings, LLC upon a liquidation of J. Alexander’s Holdings, LLC assuming the aggregate amount to be distributed to all members of J. Alexander’s Holdings, LLC were equal to the Company’s market capitalization on the date of exchange, (net of any assets and liabilities of the Company that are not assets or liabilities of J. Alexander’s Holdings, LLC) or (ii) shares of the Company’s common stock with a fair market value equal to the cash payment under (i) above.

The Class B Units issued to the Company’s management have been classified as equity awards and share-based compensation expense is based on the grant date fair value of the awards. At January 1, 2017, the applicable hurdle rate for these Class B Units was not met.

The Company used the Black-Scholes-Merton pricing model to estimate the fair value of management profits interest awards and used the following assumptions for the indicated period:

Year Ended
January 1,
2017
Member equity price per unit	$10.00
Class B hurdle price	$11.30
Dividend yield	0%
Volatility factor	35%
Risk-free interest rate	1.24%
Time to liquidity (in years)	3.5
Lack of marketability discount	23%
Grant date fair value	$1.76

The member equity price per unit was based on a recent enterprise valuation of J. Alexander’s Holdings, LLC divided by the number of Class A Units outstanding at the date of grant.  The Class B hurdle price is based on the hurdle rate divided by the number of Class A Units outstanding at the time of grant. The expected life of management profits interest awards granted during the period presented was determined based on the vesting term of the award which also includes a six-month holding period subsequent to meeting the requisite vesting period. The risk-free rate for periods within the contractual life of the profit interest award is based on an extrapolated 4-year U.S. Treasury bond rate in effect at the time of grant given the expected time to liquidity. The Company utilized a weighted rate for expected volatility based on a representative peer group of comparable public companies. The dividend yield was set at zero as the underlying security does not pay a dividend. The protective put method was used to estimate the discount for lack of marketability inherent to the awards due to the lack of liquidity associated with the post-vesting requirement and other restrictions on the Class B Units.

As a result of the reorganization transactions on September 28, 2015 and as evidenced in the executed Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, entered into in connection with the reorganization transactions, the members’ equity of J. Alexander’s Holdings, LLC was recapitalized such that the total outstanding Class B Units granted to management as discussed above was reduced on a pro rata basis from 885,000 to 833,346 which is also the number of Class B Units outstanding as of January 1, 2017, and resulted in an adjusted grant date fair value relative to these units of $1.87.

The following table summarizes the Management Incentive Plan activity:

		Weighted Average
	Number of	Grant Date
	Units	Fair Value
Non-vested management profits interest awards at January 3, 2016	833,346	$1.87
Granted	-	-
Vested	(416,673)	1.87
Forfeited	-	-
Non-vested management profits interest awards at January 1, 2017	416,673	$1.87

As these awards contain only service conditions for vesting purposes and have a graded vesting schedule, the Company has elected to recognize the expense over the requisite service period for the entire award. Management profits interest expense totaling $517 and $523 was recognized for fiscal year 2016 and 2015, respectively, which is included in the “General and administrative expense” line item on the Consolidated Statements of Income and Comprehensive Income. At January 1, 2017, the Company had $517 of unrecognized compensation cost related to these awards which is expected to be recognized over a period of one year.  The total grant date fair value of units vested during fiscal year 2016 and 2015 was $779 and $0, respectively.  There was no redemption value of the outstanding management profits interest awards as of January 1, 2017 as the fair value was less than the hurdle rate.

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

On October 6, 2015, J. Alexander’s Holdings, LLC granted 1,500,024 Class B Units representing profits interests to Black Knight.  The hurdle rate stated in the agreement of $151,052 was determined based on the number of shares of the Company’s common stock issued multiplied by $10.07, which was the volume weighted average closing price of the common stock over the five days following the reorganization transaction discussed in Note 1 above.  The awards vest at a rate of one-third of the Class B Units on each of the first, second and third anniversaries of the grant date and require a six-month holding period post vesting.  The Class B Units contain exchange rights which will allow for them to be converted once vested into shares of the Company’s common stock based upon the value of the Class B Units at that date.  The value is determined in reference to the market capitalization of the Company, with certain adjustments made for assets or liabilities contained at the Company’s level which are not also assets and liabilities of J. Alexander’s Holdings, LLC.  These awards may not be settled with a cash payment.

The Class B Units issued to Black Knight have been classified as equity awards.  Because the hurdle amount for these awards had been met at January 1, 2017 and January 3, 2016, the awards had intrinsic value of $1,020 and $1,275, respectively.

The Company used the Black-Scholes-Merton pricing model to estimate the fair value of Black Knight profits interest awards which included the following assumptions for the indicated period:

Year Ended
January 1,
2017
Member equity price per unit	$10.75
Class B hurdle price	$10.07
Dividend yield	0%
Volatility factor	38%
Risk-free interest rate	2.05%
Time to liquidity (in years)	5.5
Weighted average fair value	$4.34

The member equity price per unit represents the share price of the Company on the reporting date.  The Class B hurdle price represents the market value of J. Alexander’s Holdings, LLC on the grant date. The expected term of the Black Knight profits interest awards granted during the period presented was determined based on the mid-point between the full remaining economic term of the Management Consulting Agreement and the full vesting term of three years plus the six-month holding period. The risk-free rate is based on the U.S. Treasury bond rates in effect at the reporting date given the expected time to liquidity.  A rate for expected volatility was based on a historical volatility analysis using daily stock price information for select comparable public companies based on the relative expected holding period of the Units. The dividend yield was set at zero as the underlying security does not pay a dividend.

The following table summarizes the Black Knight profits interest plan activity:

	Number of	Weighted Average
	Units	Fair Value
Non-vested Black Knight profits interest awards at January 3, 2016	1,500,024	$5.37
Granted	-	-
Vested	(500,008)	4.34
Forfeited	-	-
Non-vested Black Knight profits interest awards at January 1, 2017	1,000,016	$4.34

These awards constitute nonemployee awards.  Therefore, the Company will remeasure the fair value of the awards at each reporting date until performance is complete using the valuation model applied in previous periods.  The portion of services rendered to each reporting date will be applied to the current measure of fair value to determine the expense for the relevant period.  Because these awards have a graded vesting schedule, the Company has elected to recognize the compensation cost on a straight-line basis over the three-year requisite service period for the entire award.  Black Knight profits interest expense totaling $2,039 and $661 was recognized for fiscal years 2016 and 2015, respectively, which is included in the “General and administrative expense” line item on the Consolidated Statements of Income and Comprehensive Income. Based on the valuation of the awards at January 1, 2017, the Company had $3,812 of unrecognized compensation cost related to these awards which is expected to be recognized over a period of approximately 1.75 years.  The total weighted average fair value of units vested during fiscal years 2016 and 2015 was $2,170 and $0, respectively.

Note 15 – Other Employee Benefits

A subsidiary of the Company maintains a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code (the “Plan”) for the benefit of its employees and their beneficiaries. Under the Plan, qualifying employees can defer a portion of their income on a pretax basis through contributions to the Plan, subject to an annual statutory limit. All employees with at least 1,000 hours of service during the 12‑month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 25% matching contribution to the Plan. Matching contributions vest according to a vesting schedule defined in the plan document. Matching contributions totaled $115, $105 and $86 for fiscal years 2016, 2015 and 2014, respectively.

A subsidiary of the Company also has a nonqualified deferred compensation plan under which executive officers and certain senior managers may defer receipt of their compensation, including up to 25% of applicable salaries and bonuses, and be credited with matching contributions under the same matching formula and limitations as the Savings Incentive and Salary Deferral Plan. Amounts that are deferred under this plan, and any matching contributions, are increased by earnings and decreased by losses based on the performance of one or more investment measurement funds elected by the participants from a group of funds, which the plan administrator has determined to make available for this purpose. Participant account balances totaled $507 and $388 at January 1, 2017 and January 3, 2016, respectively.

A subsidiary of the Company has Salary Continuation Agreements, which provide retirement and death benefits to executive officers and certain other members of management. The recorded liability associated with these agreements totaled $5,503 and $5,327 at January 1, 2017 and January 3, 2016, respectively. The expense recognized under these agreements was $175, $72 and $522 for fiscal years 2016, 2015 and 2014, respectively.

Due to the Distribution discussed in Note 1 above, FNF no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the Distribution triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of the Company, to establish and fund the Trust (as defined in Note 2 above) under the Amended and Restated Salary Continuation Agreements with each of the named executive officers and one former executive officer.  On October 19, 2015 the Trust was funded with a total of $4,304, which was comprised of $2,415 in cash and $1,889 in aggregate cash surrender value of whole life insurance policies. These assets are classified as noncurrent within the Company’s Consolidated Financial Statements.  J. Alexander’s, LLC may be required in the future to make additional contributions to the Trust in order to maintain the required level of funding called for by the agreements. The Trust is subject to creditor claims in the event of insolvency, but the assets held in the Trust are not available for general corporate purposes. The Trust investments consisted of cash and cash equivalents, U.S government agency obligations and corporate bonds.  The aforementioned securities are designated as trading securities and carried at fair value. Refer to Note 4 – Fair Value Measurements for additional discussion regarding fair value considerations.  As of January 1, 2017, the Trust balance was $4,445 consisting of $2,017 in aggregate cash surrender value of whole life insurance policies and $2,428 in Trust investments. The Company records changes in the fair value of assets held in the Trust in the “Other, net” line item on the Consolidated Statements of Income and Comprehensive Income.

Note 16 – Members’ and Stockholders’ Equity

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

As a result of the Distribution and reorganization changes discussed in Note 1 above, the Company is an independent public company, and its common stock is listed under the symbol “JAX” on The NYSE, effective September 29, 2015. The Company also now owns, directly or indirectly, all of the outstanding Class A Units and is the sole managing member of J. Alexander’s Holdings, LLC. The Company is authorized to issue 40,000,000 shares of capital stock, consisting of 30,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of January 1, 2017 and January 3, 2016, a total of

14,695,176 and 15,000,235 shares of the Company’s common stock were outstanding, respectively. No shares of preferred stock were outstanding during either of the periods presented.

The pertinent rights and privileges of the Company’s outstanding common stock are as follows:

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

Note 17 - Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these six leases at January 1, 2017 was approximately $949. In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease. The total estimated amount of lease payments remaining on this lease at January 1, 2017 was approximately $136. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these three leases as of January 1, 2017 was approximately $328. There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company or its predecessor. Management does not believe any significant loss is likely.

(b)	Tax Contingencies

The Company is subject to real property, personal property, business, franchise and income, and sales and use taxes in various jurisdictions within the United States and is regularly under audit by tax authorities. This is believed to be common for the restaurant industry. Management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations for the Company.

(c)	Litigation Contingencies

The Company and its subsidiaries are defendants from time to time in various claims or legal proceedings arising in the ordinary course of business, including claims relating to workers’ compensation matters, labor-related claims, discrimination and similar matters, claims resulting from guest accidents while visiting a restaurant, claims relating to lease and contractual obligations, federal and state tax matters, and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns, and injury or wrongful death under “dram shop” laws that allow a person to sue the Company based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of its restaurants.

Management does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity or financial condition. The Company may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal year, which may adversely affect its results of operations, or on occasion, receive settlements that favorably affect its results of operations.

Note 18 – Related-Party Transactions

In 2013, J. Alexander’s Holdings, LLC assumed the FNF Note. The $20,000 FNF Note accrued interest at 12.5% annually, and the interest and principal were payable in full on January 31, 2016. Under the terms of J. Alexander’s, LLC’s Mortgage Loan dated September 3, 2013, the FNF Note was subordinated to the Mortgage Loan. On December 15, 2014, a payment of $14,569, representing $10,000 of principal on the FNF Note and $4,569 of accrued interest, was made to FNF. Further, as discussed in Note 11, on May 20, 2015, J. Alexander’s, LLC entered into a financing arrangement with its lender on its existing Mortgage Loan and lines of credit. Under the terms of the new credit facility, a new $10,000 Term Loan was put into place, the purpose of which was to refinance the remaining $10,000 principal balance of the existing FNF Note. On May 20, 2015, J. Alexander’s Holdings, LLC paid the remaining principal balance of $10,000 as well as accrued interest of $542 to FNF which resulted in the FNF Note being paid in full.

During fiscal years 2016, 2015 and 2014, interest expense of $0, $493 and $2,479, respectively, was recorded relative to the FNF Note.

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

As discussed above, under the Management Consulting Agreement, J. Alexander’s Holdings, LLC has issued Black Knight non-voting Class B Units and is required to pay Black Knight an annual fee equal to 3% of the Company’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC will also reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the Management Consulting Agreement, “Adjusted EBITDA” means the Company’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.

The Management Consulting Agreement will continue in effect for an initial term of seven years and be renewed for successive one-year periods thereafter unless earlier terminated (i) by J. Alexander’s Holdings, LLC upon at least six months’ prior notice to Black Knight or (ii) by Black Knight upon 30 days’ prior notice to us. In the event that the Management Consulting Agreement is terminated by J. Alexander’s Holdings, LLC prior to the tenth anniversary thereof, or Black Knight terminates the Management Consulting Agreement within 180 days after a change of control, J. Alexander’s Holdings, LLC will be obligated to pay to Black Knight an early termination payment equal to the product of (i) the annual base fee for the most recent fiscal year and (ii) the difference between 10 and the number of years that have elapsed under the Management Consulting Agreement, provided that in the event of such a termination following a change of control event, the multiple of the annual base fee to be paid shall not exceed three.

During fiscal years 2016 and 2015, management fees and reimbursable out-of-pocket costs of $699 and $262, respectively, were incurred relative to the Black Knight Management Consulting Agreement. Such costs are presented as a component of “General and administrative expenses” on the Consolidated Statements of Income and Comprehensive Income.

As discussed in Note 14 above, a grant of an additional 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”). The Black Knight Grant has a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of the Company’s common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of the Company’s common stock over the five trading days following the distribution date of September 28, 2015. The Class B Units granted to Black Knight vest in equal installments on the first, second, and third anniversaries of the grant date, and will be subject to acceleration upon a change in control of the Company or J. Alexander’s Holdings, LLC, the termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC without cause or the termination of the Management Consulting Agreement by Black Knight as a result of J. Alexander’s Holdings, LLC’s breach of the Management Consulting Agreement. The Black Knight Grant will be measured at fair value at each reporting date through the date of vesting, and will be recognized as a component of continuing income in future financial statements of the Company. The fiscal year 2016 valuation of the Black Knight Grant was $6,512. Vested Class B Units held by Black Knight may be exchanged for shares of the Company’s common stock. However, upon termination of the Management Consulting Agreement for any reason, Black Knight must exchange its Class B Units within 90 days or such units will be forfeited for no consideration.

During fiscal years 2016 and 2015, Black Knight profits interest expense of $2,039 and $661, respectively, was recorded relative to the Black Knight Grant. Such expense is presented as a component of “General and administrative expenses” on the Consolidated Statements of Income and Comprehensive Income.

Note 19 –Non-controlling Interest

As discussed in Note 14 above, on January 1, 2015, J. Alexander’s Holdings, LLC adopted its 2015 Management Incentive Plan and granted equity incentive awards to certain members of management in the form of Class B Units. The Class B Units are profits interests in J. Alexander’s Holdings, LLC.  Additionally, on October 6, 2015, J. Alexander’s Holdings, LLC granted Class B Units representing profits interests to Black Knight.  The aforementioned awards allow for the distribution of earnings in J. Alexander’s Holdings, LLC in the event that the hurdle amounts and vesting requirements of each respective grant are met and, as such, represent non-controlling interests in J. Alexander’s Holdings, LLC. The Hypothetical Liquidation of Book Value method was used as of January 1, 2017 to determine allocations of non-controlling interests consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net income was made to non-controlling interests for fiscal year 2016. For fiscal year 2015, no income was attributed to the non-controlling interest as the vesting requirements necessitating such an allocation had not been met.  However, a non-controlling interest balance has been presented on the Consolidated Balance Sheets and Statements of Membership / Stockholders’ Equity in the amount of $3,740 and $1,184 as of January 1, 2017 and January 3, 2016, respectively, which represents profits interest compensation expense recorded by the Company.  Such compensation costs have been reflected in the “General and administrative expenses” line item of the Consolidated Statements of Income and Comprehensive Income for fiscal years 2016 and 2015.

Note 20 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended January 1, 2017 and January 3, 2016 (in thousands, except per share amounts):

	2016 Quarter ended
	April 3	July 3	October 2	January 1
Net sales	$56,879	$53,921	$51,459	$57,323
Operating income	3,172	1,822	1,306	3,794
Income from continuing operations
before income taxes	2,999	1,684	1,177	3,679
Net income	2,290	1,087	945	2,721
Basic earnings per share
Income from continuing operations,
net of tax	$0.16	$0.08	$0.07	$0.19
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per share	$0.15	$0.07	$0.06	$0.19
Diluted earnings per share
Income from continuing operations,
net of tax	$0.16	$0.08	$0.07	$0.19
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per share	$0.15	$0.07	$0.06	$0.18

	2015 Quarter ended
	March 29	June 28	September 27	January 3
Net sales	$56,184	$53,091	$49,335	$59,304
Operating income	5,375	1,098	(2,265)	4,192
Income (loss) from continuing operations
before income taxes	4,958	785	(2,437)	4,033
Net income (loss)	4,771	740	(2,477)	2,321
Basic earnings (loss) per share
Income (loss) from continuing operations,
net of tax	$0.33	$0.06	$(0.16)	$0.16
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings (loss) per share	$0.32	$0.05	$(0.17)	$0.15
Diluted earnings (loss) per share
Income (loss) from continuing operations,
net of tax	$0.33	$0.06	$(0.16)	$0.16
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings (loss) per share	$0.32	$0.05	$(0.17)	$0.15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

The Company’s principal executive officer and principal financial officer have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this Annual Report based on the framework established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this Annual Report.

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm, KPMG LLP, is not required to issue an attestation report on the Company’s internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item with respect to directors of the Company will appear in, and is incorporated herein by reference to, our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 1, 2017.

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

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 1, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 1, 2017.

Item 14. Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 1, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)

The Consolidated Financial Statements of J. Alexander’s Holdings, Inc. and its subsidiaries, including the notes thereto, are included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

(2)

Financial statement schedules are not included because they are inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto, included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

(3)

The exhibits required to be filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index to Exhibits to this Annual Report beginning on page E-1.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: March 16, 2017	By:	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Lonnie J. Stout II	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017
Lonnie J. Stout II

/s/ Mark A. Parkey	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2017
Mark A. Parkey

/s/ Jessica H. Root	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2017
Jessica H. Root

/s/ Douglas K. Ammerman	Director	March 16, 2017
Douglas K. Ammerman

/s/ Timothy T. Janszen	Director	March 16, 2017
Timothy T. Janszen

/s/ Ronald B. Maggard, Sr.	Director	March 16, 2017
Ronald B. Maggard, Sr.

/s/ Frank R. Martire	Director	March 16, 2017
Frank R. Martire

/s/ Raymond R. Quirk	Director	March 16, 2017
Raymond R. Quirk

J. Alexander’s Holdings, Inc.

Index of Exhibits

Reference Number per Item 601 of Regulation S-K	Description

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

10.6

Modification Agreement, dated September 3, 2016, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.1 of Quarterly Report on Form 10-Q filed November 7, 2016 (File No. 1-37473), is incorporated herein by reference).

10.7	J. Alexander’s Holdings, LLC 2015 Management Incentive Plan (Exhibit 10.7 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.8	J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan (Exhibit 10.1 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.9	First Amendment to the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan*

10.10

Form of Non-Qualified Stock Option Award Agreement under the J. Alexander’s Holdings, Inc. 2015 Stock Incentive Plan (Exhibit 10.2 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.11

Form of Incentive Stock Option Award Agreement under the J. Alexander’s Holdings, Inc. 2015 Stock Incentive Plan (Exhibit 10.3 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.12	J. Alexander’s Corporation Deferred Compensation Plan (Exhibit 10.11 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

E-1

Reference Number per Item 601 of Regulation S-K	Description

10.13

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

10.24	Form of J. Alexander’s Holdings, LLC Unit Grant Agreement (Exhibit 10.8 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

E-2

Reference Number per Item 601 of Regulation S-K	Description
10.25

Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Douglas K. Ammerman (Exhibit 10.23 of Annual Report on Form 10-K filed March 30, 2016 (File No. 1-37473), is incorporated herein by reference).

10.26

Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Timothy T. Janszen (Exhibit 10.24 of Annual Report on Form 10-K filed March 30, 2016 (File No. 1-37473), is incorporated herein by reference).

10.27

Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Ronald B. Maggard, Sr. (Exhibit 10.25 of Annual Report on Form 10-K filed March 30, 2016 (File No. 1-37473), is incorporated herein by reference).

10.28

Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Frank R. Martire (Exhibit 10.26 of Annual Report on Form 10-K filed March 30, 2016 (File No. 1-37473), is incorporated herein by reference).

10.29

Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Raymond R. Quirk (Exhibit 10.27 of Annual Report on Form 10-K filed March 30, 2016 (File No. 1-37473), is incorporated herein by reference).

10.30

Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Lonnie J. Stout II (Exhibit 10.28 of Annual Report on Form 10-K filed March 30, 2016 (File No. 1-37473), is incorporated herein by reference).

10.31	J. Alexander’s Holdings, Inc. 2017 Summary of Director and Executive Officer Compensation*

21.1	List of subsidiaries of J. Alexander’s Holdings, Inc. (Exhibit 21.1 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

XBRL (Extensible Business Reporting Language) The following materials from the Annual Report on Form 10-K for the year ended January 1, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*	Denotes executive compensation plan or arrangement.

E-3