Form 10-Q
period 2017-04-02
J. Alexander's Holdings, Inc.
filed 2017-05-11
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 2, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐		Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑

As of May 10, 2017, 14,695,176 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	April 2,	January 1,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$9,601	$6,632
Accounts and notes receivable	487	1,555
Inventories	2,588	2,538
Prepaid expenses and other current assets	2,560	3,648
Total current assets	15,236	14,373
Other assets	5,928	6,012
Property and equipment, at cost, less accumulated depreciation and amortization of $36,454 and $34,164 as of April 2, 2017 and January 1, 2017, respectively	102,262	101,470
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,155	25,155
Deferred charges, less accumulated amortization of $210 and $197 as of April 2, 2017 and January 1, 2017, respectively	208	291
Total assets	$164,526	$163,038

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,815	$6,929
Accrued expenses and other current liabilities	8,025	9,486
Unearned revenue	2,644	3,400
Current portion of long-term debt	8,444	7,889
Total current liabilities	26,928	27,704
Long-term debt, net of portion classified as current and deferred loan costs	14,466	15,418
Deferred compensation obligations	6,085	6,010
Deferred income taxes	3,843	4,031
Other long-term liabilities	5,922	5,555
Total liabilities	57,244	58,718
Stockholders' Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding 14,695,176 shares as of April 2, 2017 and January 1, 2017	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of April 2, 2017 or January 1, 2017	-	-
Additional paid-in-capital	94,591	94,404
Retained earnings	8,845	6,161
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	103,451	100,580
Non-controlling interests	3,831	3,740
Total stockholders' equity	107,282	104,320
Commitments and contingencies
Total liabilities and stockholders' equity	$164,526	$163,038

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited in thousands, except per share amounts)

	Quarter Ended
	April 2,	April 3,
	2017	2016
Net sales	$59,822	$56,879
Costs and expenses:
Cost of sales	18,431	18,090
Restaurant labor and related costs	17,945	16,939
Depreciation and amortization of restaurant property and equipment	2,378	2,172
Other operating expenses	11,570	11,012
Total restaurant operating expenses	50,324	48,213
Transaction and integration expenses	-	47
General and administrative expenses	4,828	5,109
Pre-opening expenses	876	338
Total operating expenses	56,028	53,707
Operating income	3,794	3,172
Other income (expense):
Interest expense	(174)	(182)
Other, net	21	9
Total other expense	(153)	(173)
Income from continuing operations before income taxes	3,641	2,999
Income tax expense	(844)	(603)
Loss from discontinued operations, net	(113)	(106)
Net income	$2,684	$2,290

Basic earnings (loss) per share:
Income from continuing operations, net of tax	$0.19	$0.16
Loss from discontinued operations, net	(0.01)	(0.01)
Basic earnings per share	$0.18	$0.15

Diluted earnings (loss) per share:
Income from continuing operations, net of tax	$0.19	$0.16
Loss from discontinued operations, net	(0.01)	(0.01)
Diluted earnings per share	$0.18	$0.15

Weighted-average common shares outstanding:
Basic	14,695	14,998
Diluted	14,695	15,019

Comprehensive income	$2,684	$2,290

 See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at January 1, 2017	14,695,176	$15	$94,404	$6,161	$3,740	$104,320
Share-based compensation	-	-	187	-	91	278
Net income	-	-	-	2,684	-	2,684
Balances at April 2, 2017	14,695,176	$15	$94,591	$8,845	$3,831	$107,282

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Quarter Ended
	April 2,	April 3,
	2017	2016
Cash flows from operating activities:
Net income	$2,684	$2,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,449	2,238
Equity-based compensation expense	278	824
Other, net	(54)	(508)
Changes in assets and liabilities:
Accounts and notes receivable	1,068	(60)
Prepaid expenses and other current assets	1,088	779
Accounts payable	2,053	(1,072)
Accrued expenses and other current liabilities	(1,461)	(3,036)
Other assets and liabilities, net	(337)	(528)
Net cash provided by operating activities	7,768	927

Cash flows from investing activities:
Purchase of property and equipment	(4,445)	(2,902)
Other investing activities	65	(143)
Net cash used in investing activities	(4,380)	(3,045)

Cash flows from financing activities:
Payments on long-term debt and obligations under capital leases	(417)	(417)
Other financing activities	(2)	(286)
Net cash used in financing activities	(419)	(703)
Increase (decrease) in cash and cash equivalents	2,969	(2,821)
Cash and cash equivalents at beginning of period	6,632	13,424
Cash and cash equivalents at end of period	$9,601	$10,603

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$2,587	$1,845
Property and equipment obligations accrued at end of period	1,420	574
Cash paid for interest	193	168
Cash paid for income taxes	189	1,145

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

As a result of the Distribution, the Company became an independent public company with its common stock listed under the symbol “JAX” on The NYSE, effective September 29, 2015.  As of April 2, 2017, a total of 14,695,176 shares of the Company’s common stock, par value $0.001, were outstanding.

On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  Share repurchases under the program have been made and are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of April 2, 2017, 305,059 shares have been repurchased under this program at an aggregate purchase price of $3,203.

Business of J. Alexander’s

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants under the J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River Steakhouse and Grill (“Stoney River”) concepts.  At April 2, 2017 and January 1, 2017, restaurants operating within the J. Alexander’s concept consisted of 19 and 20 restaurants in 11 and 10 states, respectively.  During the first quarter of 2017, the Company opened one new J. Alexander’s in Lexington, Kentucky, converted one J. Alexander’s location to Lyndhurst Grill and closed one J. Alexander’s location.  At April 2, 2017 and January 1, 2017, restaurants operating within the Stoney River concept consisted of 12 and 11 locations within seven and six states, respectively, as one new Stoney River restaurant began operations during the first quarter of 2017 in Chapel Hill, North Carolina.  During fiscal year 2015, 12 locations within eight states formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations.  Each concept’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States.  The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended April 2, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the Consolidated Financial Statements and footnotes thereto for the fiscal year ended January 1, 2017 included in the Annual Report on Form 10-K of the Company filed with the SEC on March 16, 2017.

Total comprehensive income is comprised solely of net income for all periods presented.

(b)   Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company as well as the accounts of its majority-owned subsidiaries.  All intercompany profits, transactions, and balances between the Company and its subsidiaries have been eliminated.  Certain amounts from the prior year have been reclassified to conform to the current year’s presentation.

As discussed in Note 1, as a result of the Distribution, certain reorganization changes were made resulting in the Company owning all of the outstanding Class A Units and becoming the sole managing member of J. Alexander’s Holdings, LLC.  The reorganization transactions were accounted for as a non-substantive transaction in a manner similar to a transaction between entities under common control pursuant to Accounting Standards Codification (“ASC”) 805-50, Transactions between Entities under Common Control, and as such, the Company recognized the assets and liabilities transferred at their carrying amounts on the date of transfer.  The Company is a holding company with no direct operations and that holds as its sole asset an equity interest in J. Alexander’s Holdings, LLC and, as a result, relies on J. Alexander’s Holdings, LLC to provide it with funds necessary to meet its financial obligations.

(c)	Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  The quarters ended April 2, 2017 and April 3, 2016 each included 13 weeks of operations, respectively.  Fiscal years 2017 and 2016 each include 52 weeks of operations.

(d)	Discontinued Operations and Restaurant Closures

During 2013, three J. Alexander’s restaurants were closed, and two of these restaurants were considered to be discontinued operations.  The $113 and $106 loss from discontinued operations included in the quarters ended April 2, 2017 and April 3, 2016, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under a lease agreement for one of these closed locations.  There were no related assets reclassified as held for sale associated with these closures, as there were no significant remaining assets related to these locations subsequent to the asset impairment charges being recorded at the time of closure.

The Company closed a J. Alexander’s location during the first quarter of 2017 as the restaurant’s lease had reached the end of its term.  Since the closure of this restaurant does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, its results of operations and expenses associated with its closure have not been included in discontinued operations.  Income (loss) from continuing operations before income taxes associated with this location was $35 and $(9) for the quarters ended April 2, 2017 and April 3, 2016, respectively.  Restaurant closing costs associated with this location of $105 were incurred in the first quarter of 2017, and such costs are presented in the “General and administrative expenses” line item of the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. Restaurant closing costs consisted largely of restaurant employee severance, travel costs and various other exit and disposal expenses.

(e)	Transaction Costs

Transaction costs associated with the Distribution and related transactions discussed in Note 1 above were incurred, totaling $0 and $47 for the quarters ended April 2, 2017 and April 3, 2016, respectively.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and to a lesser extent other professional fees and miscellaneous costs.

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

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders.  As of April 2, 2017 and January 1, 2017, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $3,831 and $3,740, respectively, and consist solely of the non-cash compensation expense relative to the profits interest awards to management and Black Knight.  The vesting requirements under either grant entitling Class B Unit holders to distributions of earnings of J. Alexander’s Holdings, LLC had not been met as of April 3, 2016 and, therefore, no allocation of net income was made to non-controlling interests for the first quarter of 2016.  The Hypothetical Liquidation at Book Value method was used as of April 2, 2017 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net income was made to non-controlling interests for the quarter ended April 2, 2017.

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

The Company, through its subsidiaries, owns and operates full-service, upscale restaurants under four concepts exclusively in the United States that have similar economic characteristics, products and services, class of customer and distribution methods.  The Company believes it meets the criteria for aggregating its operating segments into a single reportable segment.

(j)	Share Repurchases

As stated in Note 1, the Company’s Board of Directors authorized a share repurchase program on October 29, 2015, pursuant to which a total of 305,059 shares have been repurchased as of April 2, 2017 for an aggregate purchase price of $3,203.  No shares were repurchased during the quarter ended April 2, 2017.  Pursuant to Tennessee state law, the repurchased shares were retired and are now authorized and unissued shares.  The repurchases and retirements were recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a reduction to retained earnings in accordance with ASC 505-30, Equity – Treasury Stock.

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
(Dollars and shares in thousands, except per share amounts)	April 2,	April 3,
	2017	2016
Numerator:
Income from continuing operations, net of tax	$2,797	$2,396
Loss from discontinued operations, net	(113)	(106)
Net income	$2,684	$2,290
Denominator:
Weighted average shares (denominator for basic earnings per share)	14,695	14,998
Effect of dilutive securities	-	21
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	14,695	15,019

Basic earnings (loss) per share:
Income from continuing operations, net of tax	$0.19	$0.16
Loss from discontinued operations, net	(0.01)	(0.01)
Basic earnings per share	$0.18	$0.15
Diluted earnings (loss) per share:
Income from continuing operations, net of tax	$0.19	$0.16
Loss from discontinued operations, net	(0.01)	(0.01)
Diluted earnings per share	$0.18	$0.15

Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive.  The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards are considered to be antidilutive and, therefore, have been excluded from the diluted earnings per share calculations for the quarters ended April 2, 2017 and April 3, 2016.  Further, the 1,500,024 Black Knight profits interest Class B Units were considered antidilutive as of April 2, 2017, and, therefore have been excluded from the diluted earnings per share calculations for the quarter then ended.  However, the Black Knight profits interest Class B Units were considered dilutive as of April 3, 2016, and the impact for the quarter then ended on the diluted earnings per share calculation was 21,206.

The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive.  The 985,750 and 437,000 stock option awards outstanding as of April 2, 2017 and April 3, 2016, respectively, were considered antidilutive and, therefore, are excluded from the diluted earnings per share calculation for the quarters then ended.

Note 4 – Income Taxes

The net effective tax rate for the quarters ended April 2, 2017 and April 3, 2016 was 23.9% and 20.8%, respectively. The factors that cause the net effective tax rate to vary from the federal statutory rate of 35% for the quarters ended April 2, 2017 and April 3, 2016 include the impact of the Federal Insurance Contribution Act (“FICA”) tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these six leases at April 2, 2017 was approximately $867.  In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease.  The total estimated amount of lease payments remaining on this lease at April 2, 2017 was approximately $118.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to three years.  The total estimated amount of lease payments remaining on these three leases as of April 2, 2017 was approximately $296.  There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company.  Management does not believe any significant loss is likely.

(b)	Tax Contingencies

The Company is subject to real property, personal property, business, franchise, income and sales and use taxes in various jurisdictions within the United States and is regularly under audit by tax authorities.  This is believed to be common for the restaurant industry.  Management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Management does not believe that any of the legal proceedings pending against the Company as of the date of this report will have a material adverse effect on the Company’s liquidity or financial condition.  The Company may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal year, which may adversely affect its results of operations, or on occasion, receive settlements that favorably affect its results of operations.

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

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2017 and January 1, 2017:

	April 2, 2017
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust as defined below)	$93	$-	$-
U.S. government obligations (as held in the Trust)	500	-	-
Corporate bonds (as held in the Trust)	1,840	-	-
Cash surrender value - life insurance (as held in the Trust)	-	2,047	-
Total	$2,433	$2,047	$-

	January 1, 2017
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust)	$45	$-	$-
U.S. government obligations (as held in the Trust)	700	-	-
Corporate bonds (as held in the Trust)	1,683	-	-
Cash surrender value - life insurance (as held in the Trust)	-	2,017	-
Total	$2,428	$2,017	$-

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

There were no transfers between the levels listed above during either of the reporting periods.

The following table sets forth unrealized gains and losses on investments held in the Trust:

	Quarter Ended
	April 2, 2017	April 3, 2016
Unrealized gains on investments held in the Trust	$5	$-

Unrealized gains or losses on investments held in the Trust are presented as a component of “Other, net” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As of April 2, 2017 and January 1, 2017, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature.  The carrying amounts of the long-term debt approximate fair value as interest rates, and negotiated terms and conditions are consistent with current market rates, because of the close proximity of recent refinancing transactions to the dates of these Condensed Consolidated Financial Statements.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the quarters ended April 2, 2017 and April 3, 2016.

Note 7 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”) which created ASC Topic 620.  The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Since the issuance of ASU No. 2014-09, certain updates have been issued to clarify the implementation guidance, and the effective dates for ASU No. 2014-09 have been updated by ASU No. 2015-14, Deferral of the Effective Date.  The requirements are effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  Earlier application is permitted for annual and interim reporting periods in fiscal years beginning after December 15, 2016.  ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method.  The Company does not currently have any franchise or similar arrangements that will need to be evaluated under ASU No. 2014-09, and the Company does not believe that this guidance will materially impact the recognition of revenue from sales from our restaurant operations.   The Company is currently evaluating the impact that ASU No. 2014-09 will have on its recognition of breakage income related to its gift cards, but does not believe that the adoption of ASU No. 2014-09 in fiscal year 2018 will have a significant effect on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU No. 2015-11”).  ASU No. 2015-11 states that entities should measure inventory that is not measured using last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost, at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU No. 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively.  The Company adopted this guidance during fiscal year 2017, and it did not have a significant impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU No. 2016-02”), which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases.  This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet.  The update also expands the required quantitative and qualitative disclosures surrounding leases.  This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted.  This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company anticipates that the adoption of ASU No. 2016-02 will materially increase the assets and liabilities on the Company’s Condensed Consolidated Balance Sheets and related disclosures since the Company has a significant number of operating lease arrangements for which it is the lessee.  The Company is still evaluating the impact that the adoption of this ASU will have on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.  The impact of this ASU is non-cash in nature, and as such, it is not expected to have a material impact on the Company’s cash flows and liquidity.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”).  This update simplifies the subsequent measurement of goodwill by eliminating the second step of the two-step quantitative goodwill impairment test.  An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit.  The option remains for an entity to perform a qualitative assessment of a reporting unit to determine if the quantitative impairment test is necessary.  ASU No. 2017-04 requires prospective adoption and is effective commencing in fiscal years beginning after December 15, 2019.  The Company does not expect the adoption of this guidance to have an impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

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

Under the Management Consulting Agreement discussed in Note 1 above, J. Alexander’s Holdings, LLC has issued Black Knight non-voting Class B Units and is required to pay Black Knight an annual fee equal to 3% of the Company’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement.  J. Alexander’s Holdings, LLC will also reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC.  Under the Management Consulting Agreement, “Adjusted EBITDA” means the Company’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.

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

During the quarters ended April 2, 2017 and April 3, 2016, consulting fees of $265 and $160, respectively, were recorded relative to the Black Knight Management Consulting Agreement. Such costs are presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.  The consulting fees associated with fiscal year 2016 and 2015 of approximately $729 and $207, respectively, were paid by the Company during the quarters ended April 2, 2017 and April 3, 2016, respectively.

As discussed in Note 1 above, a grant of an additional 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”). The Black Knight Grant has a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of the Company’s common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of the Company’s common stock over the five trading days following the Distribution date of September 28, 2015. The Class B Units granted to Black Knight vest in equal installments on the first, second, and third anniversaries of the grant date, and will be subject to acceleration upon a change in control of the Company or J. Alexander’s Holdings, LLC, the termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC without cause or the termination of the Management Consulting Agreement by Black Knight as a result of J. Alexander’s Holdings, LLC’s breach of the Management Consulting Agreement. The Black Knight Grant will be measured at fair value at each reporting date through the date of vesting, and will be recognized as a component of continuing income in future financial statements of the Company. The valuation of the Black Knight Grant as of April 2, 2017 was $5,347.  Vested Class B Units held by Black Knight may be exchanged for shares of common stock of the Company. However, upon termination of the Management Consulting Agreement for any reason, Black Knight must exchange its Class B Units within 90 days or such units will be forfeited for no consideration.

During the quarters ended April 2, 2017 and April 3, 2016, a profits interest expense of $(39) and $594, respectively, was recorded relative to the Black Knight Grant.  A benefit was recorded during the quarter ended April 2, 2017 as a result of the Black Knight Grant valuation performed as of the end of such reporting date. In accordance with the result of this quarterly valuation, an adjustment was recorded based on the calculated amount of cumulative profits interest expense required to be recognized through April 2, 2017 as determined by the most recent valuation and the profits interest expense previously recorded by the Company in its financial statements through January 1, 2017. Such benefit or expense is presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.

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
•

our ability to open new restaurants and operate them profitably, including our ability to locate and secure appropriate sites for restaurant locations, obtain favorable lease terms, control development expenses, attract customers to our restaurants or hire and retain personnel;

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
•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” discussed in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017 filed with the SEC on March 16, 2017 (the “2016 Annual Report”).

These factors should not be construed as exhaustive and should be read with the other cautionary statements in the 2016 Annual Report.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in the 2016 Annual Report.  All forward-looking statements are expressly qualified in their entirety by these cautionary statements.  You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.  Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. We expressly disclaim any intent or obligation to update these forward-looking statements.

Dollar amounts within this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands except for average weekly sales per restaurant, average weekly same store sales per restaurant and average check per guest.

Overview

The Company, as the sole managing member of its subsidiary J. Alexander’s Holdings, LLC, owns and operates four complementary upscale dining restaurant concepts: J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River Steakhouse and Grill (“Stoney River”).  For more than 20 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance.  In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price point.  Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In the first quarter of 2017, we successfully converted one of our previous J. Alexander’s locations in Ohio to the Lyndhurst Grill, which will continue to offer a contemporary American menu.

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

While each concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.”  As of April 2, 2017, we operated a total of 44 locations across 15 states.  During 2015, we began a plan of transitioning a total of between 14 and 16 of our J. Alexander’s restaurants to Redlands Grill restaurants.  Other restaurant locations may be added or converted to the Redlands Grill concept or to other concepts in the future as we determine how best to position our multiple concepts in a given geographic market.

We believe our concepts deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 44 restaurants across 15 states as of April 2, 2017.  Our sales growth in recent years has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants and the hiring of personnel to support our growth plans.

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

In addition, the Company has announced the signing of leases for its next J. Alexander’s restaurant in King of Prussia, Pennsylvania and its next Stoney River restaurant in Troy, Michigan, each of which is currently scheduled to open in 2018.

The locations that began the transition from a J. Alexander’s restaurant to a Redlands Grill restaurant during 2015 and the J. Alexander’s location in Ohio that converted to Lyndhurst Grill in 2017 have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures, and are collectively referred to herein as “J. Alexander’s / Grills” restaurants or locations.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations.  Our same store restaurant base consisted of 40 restaurants at each of April 2, 2017 and April 3, 2016.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.  This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Discontinued Operations.  In 2013, we closed two locations, and we determined that these closures met the criteria for classification as discontinued operations.  Refer to Part I, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 2 (d) Basis of Presentation — Discontinued Operations and Restaurant Closures for more information.

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	April 2,	April 3,	Percent Change
(Dollars in thousands)	2017	2016	2017 vs. 2016
	(unaudited)	(unaudited)	(unaudited)
Net sales	$59,822	$56,879	5.2%
Costs and Expenses:
Cost of sales	18,431	18,090	1.9
Restaurant labor and related costs	17,945	16,939	5.9
Depreciation and amortization of restaurant property and equipment	2,378	2,172	9.5
Other operating expenses	11,570	11,012	5.1
Total restaurant operating expenses	50,324	48,213	4.4
Transaction and integration expenses	-	47	NCM
General and administrative expenses	4,828	5,109	(5.5)
Pre-opening expenses	876	338	159.2
Total operating expenses	56,028	53,707	4.3
Operating income	3,794	3,172	19.6
Other income (expense):
Interest expense	(174)	(182)	(4.4)
Other, net	21	9	133.3
Total other expense	(153)	(173)	(11.6)
Income from continuing operations before income taxes	3,641	2,999	21.4
Income tax expense	(844)	(603)	40.0
Loss from discontinued operations, net	(113)	(106)	6.6
Net income	$2,684	$2,290	17.2%

Note:  NCM means not considered meaningful.

	Quarter Ended
As a Percentage of Net Sales:	April 2,	April 3,
	2017	2016
Costs and Expenses:
Cost of sales	30.8%	31.8%
Restaurant labor and related costs	30.0	29.8
Depreciation and amortization of restaurant property and equipment	4.0	3.8
Other operating expenses	19.3	19.4
Total restaurant operating expenses	84.1	84.8
Transaction and integration expenses	-	0.1
General and administrative expenses	8.1	9.0
Pre-opening expenses	1.5	0.6
Total operating expenses	93.7	94.4
Operating income	6.3	5.6
Other income (expense):
Interest expense	(0.3)	(0.3)
Other, net	0.0	0.0
Total other expense	(0.3)	(0.3)
Income from continuing operations before income taxes	6.1	5.3
Income tax expense	(1.4)	(1.1)
Loss from discontinued operations, net	(0.2)	(0.2)
Net income	4.5%	4.0%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Grills	32	31
Stoney River Steakhouse and Grill	12	11

Average weekly sales per restaurant:
J. Alexander's Restaurant / Grills	$118,200	$114,300
Percent change	3.4%
Stoney River Steakhouse and Grill	$77,900	$78,300
Percent change	-0.5%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Grills	$119,800	$115,700
Percent change	3.5%
Stoney River Steakhouse and Grill	$75,400	$75,100
Percent change	0.4%

Net Sales

Net sales increased by $2,943, or 5.2%, in the first quarter of 2017 compared to the first quarter of 2016 due to an increase in same store sales at the J. Alexander’s / Grills restaurants of $1,593 and at Stoney River restaurants of $84.  Sales in the first quarter of 2017 attributable to the four restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $1,335 and $526 for the J. Alexander’s / Grills and Stoney River concept, respectively.  These sales increases were partially offset by the impact of the closure of the J. Alexander’s restaurant in Houston, Texas in the first quarter of 2017 which resulted in a sales decrease of $595 relative to the corresponding quarter of 2016.

Average weekly same store sales at J. Alexander’s / Grills restaurants for the first quarter of 2017 increased by 3.5% to $119,800, compared to $115,700 in the first quarter of 2016.  Average weekly same store sales at Stoney River restaurants for the first quarter of 2017 increased by 0.4% to $75,400 compared to $75,100 in the first quarter of 2016.

At J. Alexander’s / Grills restaurants, the average check per guest, including alcoholic beverage sales, increased by 2.0% to $31.15 in the first quarter of 2017 from $30.54 in the first quarter of 2016.  Within the same store base of restaurants, the average check per guest increased by 1.9%.  Management estimates that the effect of menu price increases on net sales was approximately 2.1% in the first quarter of 2017 compared to the corresponding period of 2016, and that weekly average guest counts increased by approximately 1.5% in the first quarter compared to the corresponding period of 2016 on both a consolidated basis as well as within the same store base of restaurants.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 3.0% to $43.60 in the first quarter of 2017 from $44.96 in the first quarter of 2016, in part, reflecting the impact of the new Germantown, Tennessee Stoney River restaurant opened during the first quarter of 2016 which has both lunch and dinner service.  Because lunch items generally are at a lower price point, the opening of the new location has served to decrease the average check per guest as a concept.  On a same store basis, the average check per guest totaled $45.72, a 1.3% decrease from $46.33 in the first quarter of 2016.  Management estimates that the effect of menu price decreases on net sales was approximately 0.4% in the first quarter of 2017 compared to the same quarter in 2016.  Management estimates that weekly average guest counts increased by approximately 2.3% and 1.5% on a consolidated basis and within the same store base of restaurants, respectively, during the first quarter of 2017 compared to the same period of 2016.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 84.1% of net sales in the first quarter of 2017 from 84.8% in the first quarter of 2016.  The decrease in the first quarter of 2017 compared to the corresponding period of 2016 was due primarily to the favorable effect of higher same store sales at each concept during the quarter as well as the effect of lower cost of sales and other operating costs, partially offset by additional restaurant labor and related costs as well as additional depreciation and amortization of restaurant equipment as a result of the opening of new restaurants and the remodeling of certain other restaurants.

Cost of sales, which includes the cost of food and beverages, decreased to 30.8% of net sales for the first quarter of 2017 from 31.8% of net sales in the first quarter of 2016.  The decrease during the first quarter of 2017 is due primarily to the effect of decreases in input costs for beef, produce and other food ingredients compared to the first quarter of 2016.  These decreases were partially offset by an increase in input costs for seafood relative to the same period in 2016.  Management estimates that deflation in food costs in the first quarter of 2017 for J. Alexander’s / Grills locations and Stoney River restaurants was approximately 2.9% and 3.8%, respectively.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 30% of this expense category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Grills restaurants were lower in the first quarter of 2017 compared to the same period of 2016 by approximately 9.8%.  At Stoney River, prices paid for beef were down approximately 7.6% in the first quarter of 2017 compared to the same period of 2016.  Our beef purchases currently remain subject to variable market conditions.  While the decrease in beef prices has slowed to some extent in recent weeks due to the impact of March 2017 wildfires in Midwestern cattle states, we expect that beef prices will continue to decrease during the next two quarters of 2017 relative to those prices experienced during the corresponding periods of 2016 with the potential for such prices to flatten somewhat during the fourth quarter of 2017. We continually monitor the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs totaled 30.0% and 29.8% of net sales in the first quarters of 2017 and 2016, respectively.  The increase noted during the first quarter of 2017 was due primarily to the impact of higher labor costs incurred in the one new J. Alexander’s restaurant opened during the latter part of the fourth quarter of 2016 and the one new J. Alexander’s restaurant and the one new Stoney River restaurant which opened during the first quarter of 2017.  Labor costs in our new restaurants generally run higher in the early months of operations as experience is gained by newer restaurant employees and efficiencies are established in the front and back-of-house operations.  There was only one new Stoney River restaurant that impacted the first quarter of 2016 labor in a similar fashion.

Depreciation and amortization of restaurant property and equipment increased by $206 in the first quarter of 2017 compared to the corresponding period of 2016 primarily due to the impact of the one new J. Alexander’s restaurant opened during the latter part of the fourth quarter of 2016 and the one new J. Alexander’s restaurant and the one new Stoney River restaurant which opened in the first quarter of 2017.  Further, we recorded additional depreciation expense associated with restaurant remodels which occurred during the latter part of 2016.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 19.3% of net sales in the first quarter of

2017 from 19.4% of net sales in the first quarter of 2016 due primarily to the effect of higher same store sales at each concept for the quarter as well as decreased expense in relation to general insurance and menu costs.  These decreases were partially offset by increased expense for repairs and maintenance, utilities, contracted services, credit card fees, telephone, rent and property taxes.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, costs associated with the Management Consulting Agreement with Black Knight and other costs incurred above the restaurant level, decreased by $281, or 5.5%, in the first quarter of 2017 compared to the first quarter of 2016.  The more significant components of the decrease during the first quarter of 2017 include the favorable impact of the quarterly valuation of the Black Knight profits interest grant issued in October 2015, which resulted in a benefit of $39 during the first quarter of 2017 compared to an expense of $594 during the first quarter of 2016, as well as decreased expense associated with management training salaries, payroll taxes and market research.  The decrease in general and administrative expenses was partially offset by increased expense relative to the consulting fees earned by Black Knight in accordance with the Management Consulting Agreement,  non-cash share-based compensation for stock option grants made in April and November of 2016, incentive and other compensation and travel expenses.  Further, we recorded restaurant closing costs associated with the J. Alexander’s restaurant in Houston, Texas which closed during the first quarter of 2017 as a component of “General and administrative expenses” in the Condensed Consolidated Statements of Income and Comprehensive Income.  Expenses associated with the closure of the Houston, Texas restaurant have not been included in discontinued operations as its closure does not represent a strategic shift that will have a major effect on our operations and financial results.

Transaction Costs

We incurred non-recurring transaction expenses totaling $0 and $47 during the quarters ended April 2, 2017 and April 3, 2016, respectively.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. In the first quarter of 2016, we incurred these transaction costs as a result of the Spin-off distribution discussed in the Footnotes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements above.

Pre-opening Expense

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.  For the quarters ended April 2, 2017 and April 3, 2016, pre-opening costs of $876 and $338, respectively, were recorded.  During the first quarter of 2017, the Company recorded pre-opening expense associated with a new J. Alexander’s restaurant in Lexington, Kentucky which commenced operations in March 2017.  Further, the Company opened a Stoney River restaurant in Chapel Hill, North Carolina in February 2017 for which such expenses were incurred.  Pre-opening expense recorded during the first quarter of 2016 related primarily to a new Stoney River restaurant, which opened in January 2016 in Germantown, Tennessee.

Other Income (Expense)

Interest expense decreased by $8, or 4.4%, in the first quarter of 2017 compared to the corresponding period in 2016.  The decrease in the first quarter of 2017 is due primarily to the capitalization of interest related to the restaurants that were under construction during the quarter.

Income Taxes

We reported income tax expense of $844 and $603 for the quarters ended April 2, 2017 and April 3, 2016, respectively, reflecting the Company’s federal, state and local income tax liability for its allocable share of income of J. Alexander’s Holdings, LLC.

Discontinued Operations

In 2013, two J. Alexander’s restaurants were closed that were considered to be discontinued operations.  Losses from discontinued operations totaling $113 and $106 for the quarters ended April 2, 2017 and April 3, 2016, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements.  Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility.  As of April 2, 2017, cash and cash equivalents totaled $9,601.  Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants, and meeting debt service requirements and operating lease obligations.  Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures and other operating activities for the next 12 months.

Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants.  We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per customer due to changes in economic conditions, as described in detail in the 2016 Annual Report, under the heading “Risk Factors.”

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the quarters ended April 2, 2017 and April 3, 2016:

	Quarter Ended
	April 2,	April 3,
	2017	2016

Net cash provided by (used in):
Operating activities	$7,768	$927
Investing activities	(4,380)	(3,045)
Financing activities	(419)	(703)
Net increase (decrease) in cash and cash equivalents	$2,969	$(2,821)

Operating Activities. Net cash flows provided by operating activities increased to $7,768 for the first quarter of 2017 from $927 for the corresponding period of 2016, an increase of $6,841.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first quarter of 2017, net sales increased by $2,943 compared to the corresponding period of 2016, and total restaurant operating expenses also increased by $2,111 compared to the first quarter of 2016, resulting in a net increase to cash flow from operations of approximately $832.  The additional factors that contributed to increased operating cash inflow include lower payments in the first quarter of 2017 compared to the first quarter of 2016 associated with income taxes, incentive compensation, transaction costs, insurance, and the timing of trade accounts payable payments.  Income tax payments were approximately $956 lower during the first quarter of 2017 compared to the corresponding quarter of 2016.  Further, the incentive compensation related to fiscal year 2016 paid during fiscal year 2017 was approximately $1,006 lower than corresponding payments during the first quarter of 2016 related to fiscal year 2015.  Transaction costs payments were higher in the first quarter of 2016 by approximately $370 than in the corresponding period of 2017.  Insurance payments made during the first quarter of 2017 were $239 less than such payments made during the same period of 2016. Additionally, due to the timing of check runs associated with our trade accounts payable, this balance was approximately $3,125 higher when compared to the same quarter end of 2016.  Conversely, we made a payment during the first quarter of 2017 for the annual Black Knight consulting fee of $729 paid pursuant to the Management Consulting Agreement.  This same pro-rated payment was approximately $207 in the first quarter of 2016 resulting in an additional cash outflow of $522 that offsets the decreased payments in the first quarter of 2017 discussed above.

Investing Activities. Net cash used in investing activities for the first quarter of 2017 totaled $4,380 compared to $3,045 in the corresponding period of 2016, with the 2017 use of cash being attributed primarily to capital expenditures related to the completion of the two new J. Alexander’s restaurants which opened in Raleigh, North Carolina during the latter part of the fourth quarter of 2016 and Lexington, Kentucky during the first quarter of 2017 and the Stoney River restaurant which opened in Chapel Hill, North Carolina during the first quarter of 2017 as well as certain remodels of J. Alexander’s / Grills restaurants.  Cash used in investing activities in the first quarter of 2016 were attributable primarily to capital expenditures related to the completion of a Stoney River restaurant which opened in Germantown, Tennessee during January 2016 as well as remodels of certain J. Alexander’s restaurants.

Financing Activities. Net cash used in financing activities for the first quarter of 2017 totaled $419 compared to $703 in the corresponding period of 2016, a decrease of $284, which is attributable to repurchases of common stock in 2016.  During the first quarter of 2016, we repurchased common stock as a part of the share repurchase program discussed in the Notes to the Condensed Consolidated Financial Statements above for which no such expenditures were made during the first quarter of 2017.

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

The capital resources required for a new restaurant depend on the concept, the size of the building and whether the restaurant is a ground-up build-out or a conversion.  We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $4,750 to $5,750 for a new J. Alexander’s or Redlands Grill, and $3,750 to $4,750 for a new Stoney River.  In addition, we expect to spend approximately $650 per restaurant for pre-opening expenses and pre-opening rent expense, and anticipate that such expenses will approximate $1,050 in fiscal year 2017.

In addition to new store development, we plan to remodel three of our J. Alexander’s restaurants and two of our Redlands Grill restaurants while two of our Stoney River restaurants will undergo light reimaging projects during 2017.  During 2016, we began remodeling or completed the remodel of one J. Alexander’s restaurant, two Redlands Grill restaurants and one Stoney River restaurant.  The J. Alexander’s / Grills remodels begun in 2016 and expected to be completed in 2017 are routine in nature and resulted in an average cost of approximately $430 as of the quarter ended April 2, 2017.  The one remodel at a Stoney River restaurant in 2016 resulted in a total cost of $355.  We expect to complete four to six J. Alexander’s or Redlands Grill remodels each year at an average cost of approximately $425 per location.

For fiscal year 2017, we currently estimate capital expenditure outlays will range between $13,000 and $16,000, excluding any tenant incentives and pre-opening costs.  These estimates include the completion of the new Stoney River in Chapel Hill, North Carolina which opened in February 2017 and the completion of the new J. Alexander’s restaurant opened in Lexington, Kentucky in March 2017.  Further, the above estimates include the commencement of construction for an additional J. Alexander’s restaurant that is currently planned to open in 2018 in King of Prussia, Pennsylvania, and the commencement of construction of one new Stoney River restaurant in Troy, Michigan that we currently plan to open in 2018.  Additional capital expenditures will be incurred to maintain our existing restaurants and for general corporate purposes.

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

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued to Black Knight non-voting Class B Units, and is required to pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement.  J. Alexander’s Holdings, LLC will also reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC.  Under the Management Consulting Agreement, “Adjusted EBITDA” means J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment and pre-opening expenses.  Future cash outlays associated with the Management Consulting Agreement could be significant.  The cash fee associated with fiscal year 2016 was $729, and was paid during the first quarter of 2017.  We anticipate that the fee payment will be approximately $800 for fiscal year 2017, which will be paid in the first quarter of 2018.

On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of April 2, 2017 we have repurchased 305,059 shares under this program at an aggregate purchase price of $3,203.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.  We had a working capital deficit of $11,692 at April 2, 2017 compared to a deficit of $13,331 at January 1, 2017.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

Credit Facility

Effective September 3, 2013, we obtained a $16,000 credit facility with our lender that provided for two loans.  The borrower under this credit facility was J. Alexander’s, LLC, and the credit facility was guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries.  The credit facility consisted of a three-year $1,000 revolving line of credit which may be used for general corporate purposes, and a seven-year $15,000 mortgage loan (the “Mortgage Loan”).  Effective December 9, 2014, we executed an Amended and Restated Loan Agreement which encompasses the two existing loans discussed above dated September 3, 2013 and also included a five-year, $15,000 development line of credit.  Effective May 20, 2015, we executed a Second Amended and Restated Loan Agreement (the “Loan Agreement”), which increased the development line of credit to $20,000 over a five-year term and also included a five-year, $10,000 term loan (the “Term Loan”), the proceeds of which were used to repay in full the FNF Note which was scheduled to mature January 31, 2016.  Effective September 3, 2016, J. Alexander’s, LLC executed a modification agreement with respect to the $1,000 revolving line of credit originally entered into on September 3, 2013.  This modification agreement extended the term of this line of credit from September 3, 2016 to September 3, 2019, with no additional significant changes to the terms of the agreement.  The indebtedness outstanding under these facilities is secured by liens on certain personal property of J. Alexander’s Holdings, LLC and its subsidiaries, subsidiary guaranties and a mortgage lien on certain real property.

In connection with the refinancing transactions and loan modifications discussed above, lender and legal fees totaling $463 were incurred, which were capitalized as deferred loan costs and are being amortized over the respective lives of the loans under the credit facility.  These are currently shown in our financial statements as a reduction of long-term debt consistent with the guidance in Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Any amount borrowed under the revolving line of credit bears interest at an annual rate of 30 day LIBOR plus a margin equal to 2.50%, with a minimum interest rate of 3.25% per annum.  The Mortgage Loan bears interest at an annual rate of 30 day LIBOR plus a margin equal to 2.50%, with a minimum and maximum interest rate of 3.25% and 6.25% per annum, respectively.  Both the development line of credit and the Term Loan bear interest at LIBOR plus 220 basis points.  The Term Loan is structured on an interest only basis for the first 24 months of the term, followed by a 36 month amortization. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, asset sales and liens and encumbrances, and contains certain other provisions customarily included in such agreements.

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  J. Alexander’s, LLC was in compliance with these financial covenants as of January 1, 2017 and the reporting period subsequent to that date as of April 2, 2017.

At April 2, 2017, the amounts outstanding under the development and revolving lines of credit were $4,000 and $0, respectively, and a total of $17,000 was available to us for borrowing under these lines of credit on this date.  At April 2, 2017, $9,167 was outstanding under the Mortgage Loan and an additional $10,000 was outstanding under the Term Loan.  At April 2, 2017, the Loan Agreement is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $33,233.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 2, 2017, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of April 2, 2017, is as follows:

Wendy's restaurants (nine leases)	$1,163
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	118
Total contingent liability related to assigned leases	$1,281

The Company has never been required to pay any such contingent liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that management believes to be the most significant judgments and estimates used in the preparation of the Company’s Condensed Consolidated Financial Statements.  Judgments or uncertainties regarding the application of these policies could potentially result in materially different amounts being reported under different assumptions and conditions.   There have been no material changes to the critical accounting policies previously reported in the Consolidated Financial Statements and footnotes thereto for the fiscal year ended January 1, 2017 included in the 2016 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risks as described in the 2016 Annual Report.

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

(b)

Changes in internal controls.  There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 5 (c) Commitments and Contingencies – Litigation Contingencies.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our 2016 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2015, the Company’s Board of Directors approved a three-year stock purchase program, effective on such date, under which the Company can repurchase up to 1,500,000 shares of its common stock through October 29, 2018.  As of April 2, 2017, the number of common stock shares purchased as a part of the program totaled 305,059 at an aggregate purchase price of $3,203.  There was no common stock repurchase activity during the quarter ended April 2, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index on page 29 of this Quarterly Report on Form 10-Q lists the exhibits that are filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: May 11, 2017	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2017	/s/ Mark A. Parkey
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

10.1	Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and Lonnie J. Stout II.

10.2	Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and Mark A. Parkey.

10.3	Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and J. Michael Moore.

10.4	Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and Jessica H. Root.

10.5	Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and Goodloe M. Partee.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended April 2, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.