Form 10-Q
period 2017-07-02
J. Alexander's Holdings, Inc.
filed 2017-08-11
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 2, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of August 10, 2017, 14,695,176 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	July 2,	January 1,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$6,753	$6,632
Accounts and notes receivable	2,644	1,555
Inventories	2,611	2,538
Prepaid expenses and other current assets	3,736	3,648
Total current assets	15,744	14,373
Other assets	6,017	6,012
Property and equipment, at cost, less accumulated depreciation and amortization of $38,598 and $34,164 as of July 2, 2017 and January 1, 2017, respectively	101,340	101,470
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,160	25,155
Deferred charges, less accumulated amortization of $221 and $197 as of July 2, 2017 and January 1, 2017, respectively	209	291
Total assets	$164,207	$163,038

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,450	$6,929
Accrued expenses and other current liabilities	9,148	9,486
Unearned revenue	2,490	3,400
Current portion of long-term debt	9,000	7,889
Total current liabilities	25,088	27,704
Long-term debt, net of portion classified as current and deferred loan costs	13,237	15,418
Deferred compensation obligations	6,186	6,010
Deferred income taxes	3,698	4,031
Other long-term liabilities	6,500	5,555
Total liabilities	54,709	58,718
Stockholders' Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding 14,695,176 shares as of July 2, 2017 and January 1, 2017, respectively	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of July 2, 2017 or January 1, 2017	-	-
Additional paid-in-capital	94,778	94,404
Retained earnings	9,031	6,161
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	103,824	100,580
Non-controlling interests	5,674	3,740
Total stockholders' equity	109,498	104,320
Commitments and contingencies
Total liabilities and stockholders' equity	$164,207	$163,038

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Net sales	$58,216	$53,921	$118,038	$110,800
Costs and expenses:
Cost of sales	19,197	17,353	37,628	35,443
Restaurant labor and related costs	17,959	16,608	35,904	33,547
Depreciation and amortization of restaurant property and equipment	2,500	2,232	4,878	4,404
Other operating expenses	11,539	11,064	23,109	22,076
Total restaurant operating expenses	51,195	47,257	101,519	95,470
Transaction and integration expenses	460	15	460	62
General and administrative expenses	6,336	4,750	11,164	9,859
Pre-opening expenses	10	77	886	415
Total operating expenses	58,001	52,099	114,029	105,806
Operating income	215	1,822	4,009	4,994
Other income (expense):
Interest expense	(224)	(185)	(398)	(367)
Other, net	51	47	72	56
Total other expense	(173)	(138)	(326)	(311)
Income from continuing operations before income taxes	42	1,684	3,683	4,683
Income tax benefit (expense)	254	(486)	(590)	(1,089)
Loss from discontinued operations, net	(110)	(111)	(223)	(217)
Net income	$186	$1,087	$2,870	$3,377

Basic earnings (loss) per share:
Income from continuing operations, net of tax	$0.02	$0.08	$0.21	$0.24
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.01)
Basic earnings per share	$0.01	$0.07	$0.20	$0.23

Diluted earnings (loss) per share:
Income from continuing operations, net of tax	$0.02	$0.08	$0.21	$0.24
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.01)
Diluted earnings per share	$0.01	$0.07	$0.19	$0.23

Weighted-average common shares outstanding:
Basic	14,695	14,888	14,695	14,943
Diluted	14,905	14,888	14,800	14,954

Comprehensive income	$186	$1,087	$2,870	$3,377

 See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at January 1, 2017	14,695,176	$15	$94,404	$6,161	$3,740	$104,320
Share-based compensation	-	-	374	-	1,934	2,308
Net income	-	-	-	2,870	-	2,870
Balances at July 2, 2017	14,695,176	$15	$94,778	$9,031	$5,674	$109,498

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended
	July 2,	July 3,
	2017	2016
Cash flows from operating activities:
Net income	$2,870	$3,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,021	4,537
Equity-based compensation expense	2,308	1,364
Other, net	52	(555)
Changes in assets and liabilities:
Accounts and notes receivable	(1,089)	(669)
Prepaid expenses and other current assets	(88)	(527)
Accounts payable	(861)	(643)
Accrued expenses and other current liabilities	(338)	(3,265)
Other assets and liabilities, net	229	(515)
Net cash provided by operating activities	8,104	3,104

Cash flows from investing activities:
Purchase of property and equipment	(6,597)	(6,879)
Other investing activities	(273)	(219)
Net cash used in investing activities	(6,870)	(7,098)

Cash flows from financing activities:
Payments on long-term debt and obligations under capital leases	(1,111)	(833)
Purchases of common stock	-	(3,153)
Other financing activities	(2)	-
Net cash used in financing activities	(1,113)	(3,986)
Increase (decrease) in cash and cash equivalents	121	(7,980)
Cash and cash equivalents at beginning of period	6,632	13,424
Cash and cash equivalents at end of period	$6,753	$5,444

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$2,587	$1,845
Property and equipment obligations accrued at end of period	969	906
Tax distributions obligation accrued at end of period	-	1,319
Cash paid for interest	395	338
Cash paid for income taxes	1,838	3,511

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

As a result of the Distribution, the Company became an independent public company with its common stock listed under the symbol “JAX” on The NYSE, effective September 29, 2015.  As of July 2, 2017, a total of 14,695,176 shares of the Company’s common stock, par value $0.001, were outstanding.

On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018. Share repurchases under the program have been made and are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  No shares have been repurchased by the Company during the first half of 2017.  As of July 2, 2017, 305,059 shares have been repurchased under this program at an aggregate purchase price of $3,203.

Business of J. Alexander’s

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants under the J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River Steakhouse and Grill (“Stoney River”) concepts.  At July 2, 2017 and January 1, 2017, restaurants operating within the J. Alexander’s concept consisted of 19 and 20 restaurants in 11 and 10 states, respectively.  During the first six months of 2017, the Company opened one new J. Alexander’s in Lexington, Kentucky, converted one J. Alexander’s location to Lyndhurst Grill and closed one J. Alexander’s location.  At July 2, 2017 and January 1, 2017, restaurants operating within the Stoney River concept consisted of 12 and 11 locations within seven and six states, respectively, as one new Stoney River restaurant began operations during the first six months of 2017 in Chapel Hill, North Carolina.  During fiscal year 2015, 12 locations within eight states formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations.  Each concept’s restaurants are concentrated primarily in the East, Southeast and Midwest regions of the United States.  The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six-month period ended July 2, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the Consolidated Financial Statements and footnotes thereto for the fiscal year ended January 1, 2017 included in the Annual Report on Form 10-K of the Company filed with the SEC on March 16, 2017.

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

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  The quarters and six-month periods ended July 2, 2017 and July 3, 2016 each included 13 and 26 weeks of operations, respectively.  Fiscal years 2017 and 2016 each include 52 weeks of operations.

(d)	Discontinued Operations and Restaurant Closures

During 2013, three J. Alexander’s restaurants were closed, and two of these restaurants were considered to be discontinued operations.  The $110 and $111 loss from discontinued operations included in the quarters ended July 2, 2017 and July 3, 2016, respectively, and losses for the six-month periods ended July 2, 2017 and July 3, 2016 of $223 and $217, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under a lease agreement for one of these closed locations.

The Company closed a J. Alexander’s location during the first quarter of 2017 as the restaurant’s lease had reached the end of its term.  Since the closure of this restaurant does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, its results of operations and expenses associated with its closure have not been included in discontinued operations.  Income (loss) from continuing operations before income taxes associated with this location was $0 and $(39) for the quarters ended July 2, 2017 and July 3, 2016, respectively, and was $35 and $(48) for the six-month periods ended July 2, 2017 and July 3, 2016, respectively.  Restaurant closing costs associated with this location of $33 and $138 were incurred in the quarter and six-month period ended July 2, 2017, respectively, and such costs are presented in the “General and administrative expenses” line item of the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. Restaurant closing costs consisted largely of restaurant employee severance, travel costs and various other exit and disposal expenses.

(e)	Transaction Costs

Transaction costs associated with the Distribution and related transactions discussed in Note 1 above were incurred, totaling $15 and $62 for the quarter and six-month period ended July 3, 2016, respectively.  Transaction costs associated with the Distribution and related transactions consisted primarily of legal and consulting costs, and to a lesser extent other professional fees and miscellaneous costs.

In addition, the Company has incurred transaction costs associated with the proposed acquisition of the Ninety Nine Restaurant and Pub concept (“Ninety Nine”) totaling $460 for the quarter and six-month period ended July 2, 2017.  Such costs consisted primarily of legal fees and other miscellaneous costs.  Refer to Note 9 – Subsequent Events for additional discussion of the proposed acquisition.

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

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders.  As of July 2, 2017 and January 1, 2017, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $5,674 and $3,740, respectively, and consist solely of the non-cash compensation expense relative to the profits interest awards to management and Black Knight.  The vesting requirements under either grant entitling Class B Unit holders to distributions of earnings of J. Alexander’s Holdings, LLC had not been met as of July 3, 2016 and, therefore, no allocation of net income was made to non-controlling interests for the quarter and six-month period ended July 3, 2016.  The Hypothetical Liquidation at Book Value method was used as of July 2, 2017 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net income was made to non-controlling interests for the quarter and six-month period ended July 2, 2017.

(h)	Use of Estimates

Management has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented to prepare these Condensed Consolidated Financial Statements in conformity with GAAP.  Significant items subject to such estimates and assumptions include those related to the accounting for gift card breakage, determination of the valuation allowance relative to deferred tax assets, if any, estimates of useful lives of property and equipment and leasehold improvements, the carrying amount of intangible assets, fair market valuations, determination of lease terms and accounting for impairment losses, contingencies, and litigation.  Actual results could differ from these estimates.

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

As stated in Note 1, the Company’s Board of Directors authorized a share repurchase program on October 29, 2015, pursuant to which a total of 305,059 shares have been repurchased as of July 2, 2017 for an aggregate purchase price of $3,203.  No shares were repurchased during the quarter and six-month period ended July 2, 2017.  Pursuant to Tennessee state law, the repurchased shares were retired and are now authorized and unissued shares.  The repurchases and retirements were recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a reduction to retained earnings in accordance with ASC 505-30, Equity – Treasury Stock.

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Dollars and shares in thousands, except per share amounts)	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2016
Numerator:
Income from continuing operations, net of tax	$296	$1,198	$3,093	$3,594
Loss from discontinued operations, net	(110)	(111)	(223)	(217)
Net income	$186	$1,087	$2,870	$3,377
Denominator:
Weighted average shares (denominator for basic earnings per share)	14,695	14,888	14,695	14,943
Effect of dilutive securities	210	-	105	11
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	14,905	14,888	14,800	14,954

Basic earnings (loss) per share:
Income from continuing operations, net of tax	$0.02	$0.08	$0.21	$0.24
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.01)
Basic earnings per share	$0.01	$0.07	$0.20	$0.23
Diluted earnings (loss) per share:
Income from continuing operations, net of tax	$0.02	$0.08	$0.21	$0.24
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.01)
Diluted earnings per share	$0.01	$0.07	$0.19	$0.23

Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive.  The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method.  The Class B Units associated with management’s profits interest awards are considered to be anti-dilutive and, therefore, have been excluded from the diluted earnings per share calculations for the quarters and six-month periods ended July 2, 2017 and July 3, 2016.  However, the Black Knight profits interest Class B Units were considered dilutive for the quarter and six-month period ended July 2, 2017, and the impact on the number of weighted average shares in the diluted earnings per share calculation was 210,309 and 105,155, respectively.  The Black Knight Class B Units were considered anti-dilutive for the quarter ended July 3, 2016, but were dilutive for the six-month period ended July 3, 2016, and the impact on the number of weighted average shares in the diluted earnings per share calculation was 10,603 for the six-month period.

The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive.  The 985,750 and 450,750 stock option awards outstanding as of July 2, 2017 and July 3, 2016, respectively, were considered antidilutive and, therefore, are excluded from the diluted earnings per share calculation for the quarters and six-month periods then ended.

Note 4 – Income Taxes

The estimated annual effective tax rate (before discrete items) for the six-month periods ended July 2, 2017 and July 3, 2016 was 20.2% and 22.8%, respectively.  The impact on the effective tax rate for discrete items for the six-month periods ended July 2, 2017 and July 3, 2016 was (3.1%) and 1.6%, respectively, which resulted in a net effective tax rate of 17.1% and 24.4% for the six-month periods ended July 2, 2017 and July 3, 2016, respectively.

The factors that cause the net effective tax rate to vary from the federal statutory rate of 35% for the six-month periods ended July 2, 2017 and July 3, 2016 include the impact of the Federal Insurance Contribution Act (“FICA”) tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these six leases at July 2, 2017 was approximately $785.  In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease.  The total estimated amount of lease payments remaining on this lease at July 2, 2017 was approximately $101.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to three years.  The total estimated amount of lease payments remaining on these three leases as of July 2, 2017 was approximately $264.  There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company.  Management does not believe any significant loss is likely.

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

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2017 and January 1, 2017:

	July 2, 2017
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust as defined below)	$73	$-	$-
U.S. government obligations (as held in the Trust)	500	-	-
Corporate bonds (as held in the Trust)	1,936	-	-
Cash surrender value - life insurance (as held in the Trust)	-	2,032	-
Total	$2,509	$2,032	$-

	January 1, 2017
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust)	$45	$-	$-
U.S. government obligations (as held in the Trust)	700	-	-
Corporate bonds (as held in the Trust)	1,683	-	-
Cash surrender value - life insurance (as held in the Trust)	-	2,017	-
Total	$2,428	$2,017	$-

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

Cash surrender value of life insurance is classified as Level 2 in the fair value hierarchy.  The value of each policy was determined by MassMutual Financial Group, an A-rated insurance company, which provides the value of these policies to the Company on a regular basis by which the Company adjusts the recorded value accordingly.

There were no transfers between the levels listed above during either of the reporting periods.

The following table sets forth unrealized gains and losses on investments held in the Trust:

	Quarter Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Unrealized gains on investments held in the Trust	$13	$25	$18	$25

Unrealized gains or losses on investments held in the Trust are presented as a component of “Other, net” on the Condensed Consolidated Statements of Income and Comprehensive Income.

As of July 2, 2017 and January 1, 2017, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature.  The carrying amounts of the long-term debt approximate fair value as interest rates, and negotiated terms and conditions are consistent with current market rates, because of the close proximity of recent refinancing transactions to the dates of these Condensed Consolidated Financial Statements.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the quarters ended July 2, 2017 and July 3, 2016.

Note 7 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”) which created ASC Topic 620.  The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  Since the issuance of ASU No. 2014-09, certain updates have been issued to clarify the implementation guidance, and the effective dates for ASU No. 2014-09 have been updated by ASU No. 2015-14, Deferral of the Effective Date.  The requirements are effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  Earlier application is permitted for annual and interim reporting periods in fiscal years beginning after December 15, 2016.  ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method.  The Company does not currently have any franchise or similar arrangements that will need to be evaluated under ASU No. 2014-09, and the Company does not believe that this guidance will materially impact the recognition of revenue from sales within our restaurant operations.   The Company is currently evaluating the impact that ASU No. 2014-09 will have on its recognition of breakage income related to its gift cards, but does not believe that the adoption of ASU No. 2014-09 in fiscal year 2018 will have a significant effect on the Company’s Condensed Consolidated Financial Statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”), which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in ASU No. 2017-09 are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods. The Company is evaluating the impact that the adoption of ASU No. 2017-09 will have on its Condensed Consolidated Financial Statements and related disclosures.

Note 8 – Related Party Transactions

As discussed in Note 1 above, on September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provides corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  The principal member of Black Knight is William P. Foley, II, Senior Managing Director of FNFV and Chairman of the Board of FNF.  The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of FNFV and FNF.  Refer to Note 9 – Subsequent Events for a discussion of the termination of the Management Consulting Agreement, at and contingent upon the closing of the acquisition of Ninety Nine, if and when the transaction is consummated.

Under the Management Consulting Agreement discussed in Note 1 above, J. Alexander’s Holdings, LLC has issued Black Knight non-voting Class B Units and is required to pay Black Knight an annual fee equal to 3% of the Company’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement.  J. Alexander’s Holdings, LLC is also required to reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC.  Under the Management Consulting Agreement, “Adjusted EBITDA” means the Company’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.

The Management Consulting Agreement will continue in effect for an initial term of seven years and be renewed for successive one-year periods thereafter unless earlier terminated (i) by J. Alexander’s Holdings, LLC upon at least six months’ prior notice to Black Knight or (ii) by Black Knight upon 30 days’ prior notice to J. Alexander’s Holdings, LLC.  In the event that the Management Consulting Agreement is terminated by J. Alexander’s Holdings, LLC prior to the tenth anniversary thereof, or Black Knight terminates the Management Consulting Agreement within 180 days after a change of control of J. Alexander’s Holdings, LLC, J. Alexander’s Holdings, LLC will be obligated to pay to Black Knight an early termination payment equal to the product of (i) the annual base fee for the most recently completed fiscal year multiplied by (ii) the difference between 10 and the number of years that have elapsed under the Management Consulting Agreement, adjusted to the net present value of such fees calculated using a discount rate equal to the 10-year treasury rate at the close of business or the business day immediately preceding the date of termination, provided that in the event of such a termination following a change of control event, the multiple of the annual base fee to be paid shall not exceed three.

During the quarters ended July 2, 2017 and July 3, 2016, consulting fees of $174 and $158, respectively, were recorded relative to the Black Knight Management Consulting Agreement. During the six-month periods ended July 2, 2017 and July 3, 2016, consulting fees of $439 and $318, respectively, were recorded relative to the aforementioned agreement.  Such costs are presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.  The consulting fees associated with fiscal year 2016 and 2015 of approximately $729 and $207, respectively, were paid by the Company during the six-month periods ended July 2, 2017 and July 3, 2016, respectively.

As discussed in Note 1 above, a grant of 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”). The Black Knight Grant has a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of the Company’s common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of the Company’s common stock over the five trading days following the Distribution date of September 28, 2015. The Class B Units granted to Black Knight vest in equal installments on the first, second, and third anniversaries of the grant date, and will be subject to acceleration upon a change in control of the Company or J. Alexander’s Holdings, LLC, the termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC without cause or the termination of the Management Consulting Agreement by Black Knight as a result of J. Alexander’s Holdings, LLC’s breach of the Management Consulting Agreement. The Black Knight Grant is measured at fair value at each reporting date through the date of vesting, and the related non-cash expense is recognized as a component of continuing income in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. The valuation of the Black Knight Grant as of July 2, 2017 was $7,533.  Vested Class B Units held by Black Knight may be exchanged for shares of common stock of the Company. However, upon termination of the Management Consulting Agreement for any reason, Black Knight must exchange its Class B Units within 90 days or such units will be forfeited for no consideration.

During the quarters ended July 2, 2017 and July 3, 2016, profits interest expense of $1,714 and $318, respectively, was recorded relative to the Black Knight Grant.  During the six-month periods ended July 2, 2017 and July 3, 2016, profits interest expense of $1,676 and $912, respectively, was recorded relative to the grant.  Such expense is presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Note 9 – Subsequent Events

On August 3, 2017, the Company entered into an agreement to acquire Ninety Nine from Fidelity Newport Holdings, LLC (“FNH”) and FNFV in exchange for the issuance of 16.3 million shares of Class B Common Stock of the Company and an equal number of partnership units of J. Alexander’s Holdings, LLC to FNH and FNFV.  The Company will also incur $20,000 of net debt associated with the proposed transaction. After the closing of the transaction, Ninety Nine will be a wholly-owned subsidiary of the Company.

The transaction has been approved by our Board of Directors and is subject to a shareholder vote and other customary closing conditions.  If the shareholder approval is obtained and the other closing conditions are satisfied, the transaction is expected to be completed during the fourth quarter of 2017.

The Company has also negotiated for the termination of the Management Consulting Agreement currently in place with Black Knight and discussed in detail above in Note 8 – Related Party Transactions. If the shareholder approval of the acquisition is obtained and the other closing conditions are satisfied, the termination of the Management Consulting agreement will be effective upon the closing of the transaction. This event will eliminate for future years the annual consulting fees associated with the Management Consulting Agreement and will also initiate, within no more than 90 days after the closing of the transaction, an election by Black Knight to settle the profits interest grant issued to it in fiscal year 2015. Once the grant is settled in shares of J. Alexander’s common stock, we will no longer be required to recalculate the fair value associated with the Black Knight profits interest grant on a quarterly basis as has occurred since the Company’s spin-off from FNFV in fiscal year 2015.

Refer to our Current Report on Form 8-K filed with the SEC on August 7, 2017 for additional information.

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

•	our ability to successfully develop and improve our Stoney River Steakhouse and Grill (“Stoney River”) concept;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations and any other future concept locations;
•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	the significant competition we face for customers, real estate and employees within the markets in which our restaurants are located;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at existing J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of proposed and future government regulation and changes in healthcare, labor and other laws;
•	our expectations regarding litigation or other legal proceedings;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including goodwill;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of adverse weather conditions, including hurricanes and other weather-related disturbances;
•	the impact of public company costs and other requirements, including the Management Consulting Agreement with Black Knight Advisory Services, LLC (“Black Knight”);
•	the uncertainties associated with the proposed Ninety Nine Restaurant and Pub concept (“Ninety Nine”) acquisition; and
•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” discussed herein and in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017 filed with the SEC on March 16, 2017 (the “2016 Annual Report”) and subsequent filings.

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

Overview

The Company, as the sole managing member of its subsidiary J. Alexander’s Holdings, LLC, owns and operates four complementary upscale dining restaurant concepts: J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River.  For more than 20 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance.  In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price point.  Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2017, we successfully converted one of our previous J. Alexander’s locations in Ohio to the Lyndhurst Grill, which will continue to offer a contemporary American menu.

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

While each concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.”  As of July 2, 2017, we operated a total of 44 locations across 15 states.  During 2015, we began a plan of transitioning a total of between 14 and 16 of our J. Alexander’s restaurants to Redlands Grill restaurants.  Other restaurant locations may be added or converted to the Redlands Grill concept or to other concepts in the future as we determine how best to position our multiple concepts in a given geographic market.

We believe our concepts deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 44 restaurants across 15 states as of July 2, 2017.  Our sales growth in recent years has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our concepts, grow our revenue and improve our profitability by:

•	pursuing new restaurant development;
•	expanding beyond our current existing restaurant concepts;
•	increasing our same store sales through providing high quality food and service; and
•	improving our margins and leveraging infrastructure.

We believe there are opportunities to open up to four new restaurants annually.  We are actively pursuing development opportunities within certain of our concepts, and we are currently evaluating approximately 30 locations in approximately 20 separate markets in order to meet our stated growth objectives. The most recent restaurant openings include a J. Alexander’s restaurant in Lexington, Kentucky in March 2017 and a Stoney River restaurant in Chapel Hill, North Carolina in February 2017.

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

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations.  Our same store restaurant base consisted of 40 restaurants at each of July 2, 2017 and July 3, 2016.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.  This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Income Tax (Expense) Benefit.  This represents expense or benefit related to the taxable income allocated to the Company from J. Alexander’s Holdings, LLC at the federal, state and local level.  As a partnership, J. Alexander’s Holdings, LLC generally pays no tax on its income, and each of its members is required to report such member’s allocable share of the partnership’s income on such member’s income tax returns.

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

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended			Six Months Ended
	July 2,	July 3,	Percent Change	July 2,	July 3,	Percent Change
(Dollars in thousands)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$58,216	$53,921	8.0%	$118,038	$110,800	6.5%
Costs and Expenses:
Cost of sales	19,197	17,353	10.6	37,628	35,443	6.2
Restaurant labor and related costs	17,959	16,608	8.1	35,904	33,547	7.0
Depreciation and amortization of restaurant property and equipment	2,500	2,232	12.0	4,878	4,404	10.8
Other operating expenses	11,539	11,064	4.3	23,109	22,076	4.7
Total restaurant operating expenses	51,195	47,257	8.3	101,519	95,470	6.3
Transaction and integration expenses	460	15	NCM	460	62	NCM
General and administrative expenses	6,336	4,750	33.4	11,164	9,859	13.2
Pre-opening expenses	10	77	(87.0)	886	415	113.5
Total operating expenses	58,001	52,099	11.3	114,029	105,806	7.8
Operating income	215	1,822	(88.2)	4,009	4,994	(19.7)
Other income (expense):
Interest expense	(224)	(185)	21.1	(398)	(367)	8.4
Other, net	51	47	8.5	72	56	28.6
Total other expense	(173)	(138)	25.4	(326)	(311)	4.8
Income from continuing operations before income taxes	42	1,684	(97.5)	3,683	4,683	(21.4)
Income tax benefit (expense)	254	(486)	NCM	(590)	(1,089)	(45.8)
Loss from discontinued operations, net	(110)	(111)	(0.9)	(223)	(217)	2.8
Net income	$186	$1,087	(82.9)%	$2,870	$3,377	(15.0)%

Note:  NCM means not considered meaningful.

As a Percentage of Net Sales	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2017	2016	2017	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	33.0	32.2	31.9	32.0
Restaurant labor and related costs	30.8	30.8	30.4	30.3
Depreciation and amortization of restaurant property and equipment	4.3	4.1	4.1	4.0
Other operating expenses	19.8	20.5	19.6	19.9
Total restaurant operating expenses	87.9	87.6	86.0	86.2
Transaction and integration expenses	0.8	0.0	0.4	0.1
General and administrative expenses	10.9	8.8	9.5	8.9
Pre-opening expenses	0.0	0.1	0.8	0.4
Total operating expenses	99.6	96.6	96.6	95.5
Operating income	0.4	3.4	3.4	4.5
Other income (expense):
Interest expense	(0.4)	(0.3)	(0.3)	(0.3)
Other, net	0.1	0.1	0.1	0.1
Total other expense	(0.3)	(0.3)	(0.3)	(0.3)
Income from continuing operations before income taxes	0.1	3.1	3.1	4.2
Income tax benefit (expense)	0.4	(0.9)	(0.5)	(1.0)
Loss from discontinued operations, net	(0.2)	(0.2)	(0.2)	(0.2)
Net income	0.3%	2.0%	2.4%	3.0%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Grills	32	31	32	31
Stoney River Steakhouse and Grill	12	11	12	11

Average weekly sales per restaurant:
J. Alexander's Restaurant / Grills	$112,600	$107,900	$115,400	$111,100
Percent change	4.4%		3.9%
Stoney River Steakhouse and Grill	$73,100	$73,000	$75,400	$75,600
Percent change	0.1%		-0.3%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Grills	$114,000	$109,200	$116,900	$112,400
Percent change	4.4%		4.0%
Stoney River Steakhouse and Grill	$70,400	$68,700	$72,900	$71,900
Percent change	2.5%		1.4%

Net Sales

Net sales increased by $4,295, or 8.0%, in the second quarter of 2017 compared to the second quarter of 2016 due to an increase in same store sales at the J. Alexander’s / Grills restaurants of $1,882 and at Stoney River restaurants of $211.  Sales in the second quarter of 2017 attributable to the four restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $2,376 and $735 for the J. Alexander’s / Grills and Stoney River concepts, respectively.  These sales increases were partially offset by the impact of the closure of the J. Alexander’s restaurant in Houston, Texas in the first quarter of 2017 which resulted in a sales decrease of $909 relative to the second quarter of 2016.  For the first half of 2017, net sales increased by $7,238, or 6.5%, compared to the first half of 2016 due to an increase in same store sales at the J. Alexander’s / Grills restaurants of $3,475 and at Stoney River restaurants of $295. Sales in the first half of 2017 attributable to the four restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $3,710 and $1,261 for the J. Alexander’s / Grills and Stoney River concepts, respectively.  The impact of the J. Alexander’s restaurant closure in Houston, Texas resulted in a sales decrease of $1,503 for the first half of 2017 relative to the corresponding period of 2016.

Average weekly same store sales at J. Alexander’s / Grills restaurants for the second quarter of 2017 increased by 4.4% to $114,000, compared to $109,200 in the second quarter of 2016.  For the first half of 2017, J. Alexander’s / Grills restaurants’ average weekly same store sales totaled $116,900, a 4.0% increase from $112,400 in the first half of 2016.  Average weekly same store sales at Stoney River restaurants for the second quarter of 2017 increased by 2.5% to $70,400 compared to $68,700 in the second quarter of 2016.  For the first half of 2017, Stoney River restaurants average weekly same store sales totaled $72,900, a 1.4% increase from $71,900 in the first half of 2016.

At J. Alexander’s / Grills restaurants, the average check per guest, including alcoholic beverage sales, increased by 3.3% to $30.85 in the second quarter of 2017 from $29.86 in the second quarter of 2016, and by 2.6% to $31.00 for the first half of 2017 from $30.20 for the first half of 2016.  Within the same store base of restaurants, the average check per guest increased by 3.4% and 2.7% for the second quarter and first half of 2017, respectively, relative to the same periods of 2016.  Management estimates that the effect of menu price increases on net sales was approximately 2.3% and 2.2% in the second quarter and first half of 2017, respectively, compared to the corresponding periods of 2016. Management estimates that weekly average guest counts increased by approximately 1.0% and 1.2% in the second quarter and first half of 2017, respectively, compared to the corresponding periods of 2016 within the same store base of restaurants.  On a consolidated basis, management estimates that weekly average guest counts increased by approximately 1.0% and 1.3% in the second quarter and first half of 2017, respectively, compared to the same periods of 2016.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 2.2% to $42.17 in the second quarter of 2017 from $43.13 in the second quarter of 2016.  For the first half of 2017, the Stoney River average check per guest decreased by 2.7% to $42.88 compared to $44.05 in the corresponding period of 2016.  Within the same store base of restaurants, the average check per guest decreased by 2.0% and 1.6% for the second quarter and first half of 2017, respectively, relative to the same periods of 2016.  Management estimates that the effect of menu price decreases on net sales was approximately 0.4% in the second quarter of 2017 compared to the same quarter in 2016. For the six-month period ended July 2, 2017, management estimates that the effect of menu price decreases was approximately 0.3% compared to the corresponding period of 2016. Management estimates that weekly average guest counts increased by approximately 4.5% and 3.0% within the same store base of restaurants during the second quarter and first half of 2017, respectively, compared to the same periods of 2016.  Similarly, management estimates that weekly average guest counts increased by approximately 2.5% and 2.4% on a consolidated basis for the second quarter and first half of 2017, respectively, compared to the corresponding periods of 2016.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 87.9% of net sales in the second quarter of 2017 from 87.6% in the second quarter of 2016, but decreased to 86.0% of net sales in the first half of 2017 from 86.2% of net sales in the first half of 2016. The increase in the second quarter of 2017 compared to the corresponding period of 2016 was due primarily to the effect of higher cost of sales and additional depreciation and amortization of restaurant equipment as a result of the opening of new restaurants as well as the remodeling of certain other restaurants, partially offset by the favorable effect of higher same store sales at each concept.  The decrease in the first half of 2017 as compared to the corresponding period of 2016 was due primarily to the favorable effect of higher same store sales at each concept as well as lower cost of sales and other operating expenses partially offset by increases in restaurant labor and related costs and additional depreciation and amortization of restaurant equipment for the same reasons as discussed above.

Cost of sales, which includes the cost of food and beverages, increased to 33.0% of net sales for the second quarter of 2017 from 32.2% of net sales in the second quarter of 2016.  The increase during the second quarter of 2017 is due primarily to the effect of increases in input costs for beef and produce compared to the second quarter of 2016.  Conversely, cost of sales decreased to 31.9% of net sales for the first half of 2017 from 32.0% of net sales in the first half of 2016. The decrease during the first half of 2017 is due primarily to the effect of lower input costs for beef and pork, which were partially offset by increased input costs for seafood compared to the first half of 2016. Management estimates that inflation in food costs in the second quarter of 2017 for J. Alexander’s / Grills locations and Stoney River restaurants was approximately 3.5% and 4.4%, respectively, compared to the second quarter of 2016.  For the first half of 2017, management estimates that inflation in food costs was 0.3% within the J. Alexander’s / Grills concepts and 0.4% at the Stoney River concept relative to the corresponding period of 2016.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 31% of this expense category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Grills restaurants were higher in the second quarter of 2017 compared to the same period of 2016 by approximately 5.1%.  At Stoney River, prices paid for beef were up approximately 6.9% in the second quarter of 2017 compared to the same period of 2016.  Prices paid for beef within the J. Alexander’s / Grills restaurants were approximately 2.4% lower in the first half of 2017 than in the corresponding period of 2016, and at Stoney River, prices paid for beef were down approximately 0.3% in the first half of 2017 compared to the same period of 2016. Our beef purchases currently remain subject to variable market conditions.  The decreases in the prices paid for beef experienced by the Company during the first quarter of the year were partially offset by increases incurred during the second quarter of 2017.  While beef prices have moderated somewhat thus far during the current quarter, we remain concerned about trends in beef costs for the remainder of the year, and, unless the market shifts significantly in a favorable direction, we will likely take a modest increase in menu pricing between now and year-end to partially offset the impact of beef input costs. We continually monitor the beef market and if attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs totaled 30.8% of net sales in each of the second quarter of 2017 and 2016, respectively, and totaled 30.4% and 30.3% of net sales in the first half of 2017 and 2016, respectively.  The increase noted during the first half of 2017 was due primarily to the impact of higher labor costs incurred in the one new J. Alexander’s restaurant opened during the latter part of the fourth quarter of 2016 and the one new J. Alexander’s restaurant and the one new Stoney River restaurant which opened during the first half of 2017.  Labor costs in our new restaurants generally run higher in the early months of operations as experience is gained by newer restaurant employees and efficiencies are established in both the front and back-of-house operations.  There was only one new Stoney River restaurant that impacted the first half of 2016 labor in a similar fashion.

Depreciation and amortization of restaurant property and equipment increased by $268, or 12.0%, in the second quarter of 2017 and $474, or 10.8%, for the first half of 2017 compared to the corresponding periods of 2016 primarily due to the impact of the three new restaurants opened subsequent to the end of the second quarter of 2016.  Further, we recorded additional depreciation expense associated with restaurant remodels which occurred during the latter part of 2016.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, decreased to 19.8% of net sales in the second quarter of 2017 from 20.5% of net sales in the second quarter of 2016 due primarily to the effect of higher same store sales at each concept for the quarter as well as decreased expense in relation to repairs and maintenance, insurance, menu costs and various other operating costs.  These decreases were partially offset by increased expense for contracted services, credit card fees, rent and utilities.  Other operating expenses decreased to 19.6% of net sales for the first half of 2017 from 19.9% of net sales in the comparable period of 2016 due primarily to the same factors mentioned above.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, costs associated with the Management Consulting Agreement with Black Knight and other costs incurred above the restaurant level, increased by $1,586, or 33.4%, in the second quarter of 2017 compared to the second quarter of 2016.  The more significant components of the increase during the second quarter of 2017 include the impact of the quarterly valuation of the Black Knight profits interest grant issued in October 2015, which resulted in expense of $1,714 during the second quarter of 2017 compared to $318 during the second quarter of 2016, as well as increased expense associated with non-cash share-based compensation for stock option grants made in November of 2016, management training salaries and related payroll taxes, travel, public relations and various other costs. The increase in general and administrative expenses was partially offset by decreased expense relative to accounting and auditing services, incentive compensation and investor relations.

General and administrative expenses increased by $1,305, or 13.2%, for the first half of 2017 compared to the corresponding period of 2016.  The more significant components of the increase during the first half of 2017 include non-cash share-based compensation expense associated with the Black Knight profits interest grant mentioned above, which totaled $1,676 during the first half of 2017 compared to $912 recorded during the first half of 2016.  Consulting fees earned by Black Knight during the first half of 2017 totaled $439 compared to $318 during the first half of 2016.  In addition, general and administrative expense increases were recorded in non-cash share-based compensation related to the aforementioned stock option grant, travel, public relations, legal fees, employee relocation costs and various other costs, which more than offset the favorable impact of lower expense associated with accounting and auditing services, market research and other less significant expense categories.  In addition, we recorded $138 in restaurant closing costs associated with the J. Alexander’s restaurant in Houston, Texas which closed during the first half of 2017 as a component of “General and administrative expenses” in the Condensed Consolidated Statements of Income and Comprehensive Income.  Expenses associated with the closure of the Houston, Texas restaurant have not been included in discontinued operations as its closure does not represent a strategic shift that will have a major effect on our operations and financial results.

Transaction Costs

We incurred non-recurring transaction expenses totaling $460 and $15 during the quarters ended July 2, 2017 and July 3, 2016, respectively, and $460 and $62 during the six-month periods ended July 2, 2017 and July 3, 2016, respectively.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. In the first half of 2016, we incurred transaction costs as a result of the Spin-off distribution discussed in the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements above.  During the first half of 2017, we incurred transaction costs associated with the proposed acquisition of Ninety Nine which consisted primarily of legal fees and other miscellaneous costs.

Pre-opening Expense

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.  For the quarters ended July 2, 2017 and July 3, 2016, pre-opening costs of $10 and $77, respectively, were recorded.  Further, for the six-month periods ended July 2, 2017 and July 3, 2016, preopening costs of $886 and $415, respectively, were recorded. During the first half of 2017, pre-opening expense was primarily associated with a new J. Alexander’s restaurant in Lexington, Kentucky which commenced operations in March 2017 and the Stoney River restaurant in Chapel Hill, North Carolina which opened in February 2017.  Pre-opening expense recorded during the first half of 2016 related primarily to a new Stoney River restaurant, which opened in January 2016 in Germantown, Tennessee.

Other Income (Expense)

Interest expense increased by $39, or 21.1%, in the second quarter of 2017 compared to the second quarter of 2016.  Further, interest expense increased by $31, or 8.4%, in the first half of 2017 compared to the corresponding period in 2016.  The increase in the second quarter and first half of 2017 is due primarily to an increase in interest rates with respect to our credit facilities which are discussed in greater detail below.  These increases were partially offset by the capitalization of interest related to restaurants under construction during the first half of 2017.

Income Taxes

We reported an income tax benefit and expense of $254 and $486, respectively, for the quarters ended July 2, 2017 and July 3, 2016, respectively, and income tax expense of $590 and $1,089 for the six-month periods ended July 2, 2017 and July 3, 2016, respectively, reflecting the Company’s federal, state and local income tax liability for its allocable share of income of J. Alexander’s Holdings, LLC.

Discontinued Operations

In 2013, two J. Alexander’s restaurants were closed that were considered to be discontinued operations.  Losses from discontinued operations totaling $110 and $111 for the quarters ended July 2, 2017 and July 3, 2016, respectively, and $223 and $217 for the six-month periods ended July 2, 2017 and July 3, 2016, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements.  Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility.  As of July 2, 2017, cash and cash equivalents totaled $6,753.  Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants, and meeting debt service requirements and operating lease obligations.  Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures and other operating activities for the next 12 months.

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

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the six-month periods ended July 2, 2017 and July 3, 2016:

	Six Months Ended
	July 2,	July 3,
	2017	2016

Net cash provided by (used in):
Operating activities	$8,104	$3,104
Investing activities	(6,870)	(7,098)
Financing activities	(1,113)	(3,986)
Net increase (decrease) in cash and cash equivalents	$121	$(7,980)

Operating Activities. Net cash flows provided by operating activities increased to $8,104 for the first half of 2017 from $3,104 for the corresponding period of 2016, an increase of $5,000.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first half of 2017, net sales increased by $7,238 compared to the corresponding period of 2016, and total restaurant operating expenses also increased by $6,049 compared to the first half of 2016, resulting in a net increase to cash flow from operations of approximately $1,189.  The additional factors that contributed to increased operating cash inflow include lower payments in the first half of 2017 compared to the first half of 2016 associated with income taxes, incentive compensation, transaction costs and insurance.  Income tax payments were approximately $1,673 lower during the first half of 2017 compared to the corresponding period of 2016.  Further, the incentive compensation related to fiscal year 2016 paid during fiscal year 2017 was approximately $1,006 lower than corresponding payments during the first half of 2016 related to fiscal year 2015.  Payments associated with transaction costs were higher in the first half of 2016 by approximately $497 than in the corresponding period of 2017.  Insurance payments made during the first half of 2017 were $434 less than such payments made during the same period of 2016.  Finally, the Company received construction allowance payments from its lessor at the Stoney River in Chapel Hill, North Carolina pursuant to the terms of its lease agreement during the first half of 2017 which totaled $799.  No such payments were received by the Company during the first half of 2016. Conversely, we made a payment during the first half of 2017 for the annual Black Knight consulting fee of $729 paid pursuant to the Management Consulting Agreement.  This same pro-rated payment was approximately $207 in the first half of 2016, resulting in an additional cash outflow of $522 for the first half of 2017 on a comparative basis.

Investing Activities. Net cash used in investing activities for the first half of 2017 totaled $6,870 compared to $7,098 in the corresponding period of 2016, with the 2017 use of cash being attributed primarily to capital expenditures related to the completion of the two new J. Alexander’s restaurants, which opened in Raleigh, North Carolina during the latter part of the fourth quarter of 2016 and Lexington, Kentucky during the first quarter of 2017, and the Stoney River restaurant which opened in Chapel Hill, North Carolina during the first quarter of 2017 as well as certain remodels of J. Alexander’s / Grills restaurants.  Cash used in investing activities in the first half of 2016 were attributable primarily to capital expenditures related to the completion of a Stoney River restaurant which opened in Germantown, Tennessee during January 2016 as well as remodels of certain J. Alexander’s restaurants.

Financing Activities. Net cash used in financing activities for the first half of 2017 totaled $1,113 compared to $3,986 in the corresponding period of 2016, a decrease of $2,873, which is attributable to repurchases of common stock in 2016.  During the first half of 2016, we repurchased common stock in the amount of $3,153 as a part of the share repurchase program discussed in the Notes to the Condensed Consolidated Financial Statements above for which no such expenditures were made during the first half of 2017.  This decrease in financing cash flows was partially offset by additional debt service payments during the first half of 2017 as the Company began repaying one of its credit facilities, as discussed in greater detail below.

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

In addition to new store development, we plan to remodel three of our J. Alexander’s restaurants and two of our Redlands Grill restaurants while two of our Stoney River restaurants will undergo more modest reimaging projects during 2017.  During 2016, we began remodeling or completed the remodel of one J. Alexander’s restaurant, two Redlands Grill restaurants and one Stoney River restaurant.  The J. Alexander’s / Grills remodels begun in 2016 and expected to be completed in 2017 are routine in nature and resulted in an average cost of approximately $462 as of July 2, 2017.  The one remodel at a Stoney River restaurant started in 2016 and completed in 2017 resulted in a total cost of $414.  We expect to complete four to six J. Alexander’s or Redlands Grill remodels each year at an average cost of approximately $425 per location.

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

An additional long-term capital requirement relates to the funding of the Amended and Restated Salary Continuation Agreements in place with certain current and former officers of the Company.  Due to the Spin-off distribution discussed in the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements above, Fidelity National Financial, Inc. (“FNF”) no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the distribution transaction triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, to establish and fund a “rabbi trust” (the “Trust”) under the Amended and Restated Salary Continuation Agreements.  On October 19, 2015, the Trust was established and funded with a total of $4,304, which was comprised of $2,415 in cash and $1,889 in cash surrender values of whole life insurance policies. These assets are classified as noncurrent within the Company’s financial statements.  The Company has made an additional contribution of $63 to the Trust in fiscal year 2017 and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the agreements.

Additionally, on September 28, 2015, immediately prior to the Spin-off, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provides corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  The principal member of Black Knight is William P. Foley, II, Senior Managing Director of Fidelity National Financial Ventures, LLC (“FNFV”) and Chairman of the Board of FNF.  The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of FNFV and FNF.

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued to Black Knight non-voting Class B Units, and is required to pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement.  J. Alexander’s Holdings, LLC also reimburses Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC.  Under the Management Consulting Agreement, “Adjusted EBITDA” is defined as J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment and pre-opening expenses.  The cash fee associated with the Management Consulting Agreement for fiscal year 2016 was $729, and was paid during the first quarter of 2017.  As currently structured, the Management Consulting Agreement will be terminated immediately following the closing of the proposed acquisition of Ninety Nine at an estimated cost of approximately $2,090 plus fees and expenses incurred for the current year through the applicable closing date.

In conjunction with the previously discussed proposed acquisition of Ninety Nine, the Company will likely incur transaction costs that could be significant to its results of operations and require significant cash outlays in fiscal year 2017.

On October 29, 2015, the Company’s Board of Directors authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  The Company has funded and expects to fund any future share repurchases from cash on hand and operating cash flow.  Repurchases have been made and will continue to be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  No shares were repurchased during the second quarter or first half of 2017.  As of July 2, 2017, we have repurchased 305,059 shares under this program at an aggregate purchase price of $3,203.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.  We had a working capital deficit of $9,344 at July 2, 2017 compared to a deficit of $13,331 at January 1, 2017.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

Credit Facility

Effective September 3, 2013, we obtained a $16,000 credit facility with our lender that provided for two loans.  The borrower under this credit facility was J. Alexander’s, LLC, and the credit facility was guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries.  The credit facility consisted of a three-year $1,000 revolving line of credit which may be used for general corporate purposes, and a seven-year $15,000 mortgage loan (the “Mortgage Loan”).  Effective December 9, 2014, we executed an Amended and Restated Loan Agreement which encompasses the two existing loans discussed above dated September 3, 2013 and also included a five-year, $15,000 development line of credit.  Effective May 20, 2015, we executed a Second Amended and Restated Loan Agreement (the “Loan Agreement”), which increased the development line of credit to $20,000 over a five-year term and also included a five-year, $10,000 term loan (the “Term Loan”), the proceeds of which were used to repay in full an FNF note payable which was scheduled to mature January 31, 2016.  Effective September 3, 2016, J. Alexander’s, LLC executed a modification agreement with respect to the $1,000 revolving line of credit originally entered into on September 3, 2013.  This modification agreement extended the term of this line of credit from September 3, 2016 to September 3, 2019, with no additional significant changes to the terms of the agreement.  The indebtedness outstanding under these facilities is secured by liens on certain personal property of J. Alexander’s Holdings, LLC and its subsidiaries, subsidiary guaranties and a mortgage lien on certain real property.

In connection with the refinancing transactions and loan modifications discussed above, lender and legal fees totaling $463 were incurred, which were capitalized as deferred loan costs and are being amortized over the respective lives of the loans under the credit facility.  The unamortized portion of these fees are currently shown in our financial statements as a reduction of long-term debt consistent with the guidance in Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

Any amount borrowed under the revolving line of credit bears interest at an annual rate of 30 day LIBOR rate plus a margin equal to 2.50%, with a minimum interest rate of 3.25% per annum.  The Mortgage Loan bears interest at an annual rate of 30 day LIBOR rate plus a margin equal to 2.50%, with a minimum and maximum interest rate of 3.25% and 6.25% per annum, respectively.  Both the development line of credit and the Term Loan bear interest at the 30 day LIBOR rate plus 220 basis points.  The Term Loan was structured on an interest only basis for the first 24 months of the term, followed by a 36-month amortization. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, asset sales and liens and encumbrances, and contains certain other provisions customarily included in such agreements.

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  J. Alexander’s, LLC was in compliance with these financial covenants as of January 1, 2017 and each of the reporting periods subsequent to that date as of July 2, 2017.

At July 2, 2017, the amounts outstanding under the development and revolving lines of credit were $4,000 and $0, respectively, and a total of $17,000 was available to us for borrowing under these lines of credit on this date.  At July 2, 2017, $8,750 was outstanding under the Mortgage Loan and an additional $9,722 was outstanding under the Term Loan.  At July 2, 2017, the Loan Agreement is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $32,947.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 2, 2017, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of July 2, 2017, is as follows:

Wendy's restaurants (nine leases)	$1,049
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	101
Total contingent liability related to assigned leases	$1,150

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

Item 1A. Risk Factors

The discussion of the Company’s business and operations should be read together with risk factors contained under the heading “Risk Factors” in our 2016 Annual Report, which describe various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows and prospects in a material adverse manner. As of the date hereof, there have been no material changes to the risk factors set forth in our 2016 Annual Report, except as follows:

Failure to complete the acquisition of Ninety Nine Restaurant & Pub could have a material adverse effect on us.

On August 3, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, our subsidiary J. Alexander’s Holdings, LLC, Nitro Merger Sub, Inc., a wholly owned subsidiary of J. Alexander’s Holdings, LLC, Fidelity Newport Financial Ventures, LLC (“FNFV”), Fidelity Newport Holdings, LLC (“FNH,” and together with FNFV, the “Sellers”), and 99 Restaurants, LLC, pursuant to which the Company will acquire 99 Restaurants, LLC, owner of the Ninety Nine Restaurant & Pub restaurant concept (“Ninety Nine”), a regional competitor in the New England market with 106 restaurants currently in operation (such transaction, the “99 Transaction”). As a result of the 99 Transaction, 99 Restaurants, LLC will become an indirect, wholly owned subsidiary of the Company.

Completion of the 99 Transaction is subject to the terms and conditions of the Merger Agreement, including, but not limited to the approval of the Merger Agreement and related transactions by the Company’s shareholders, including the approval of a majority of the votes cast by disinterested shareholders under applicable law. The 99 Transaction is also subject to other conditions to closing, including the approval of 99 Restaurant, LLC’s lender, the receipt by the Company of a waiver by Fidelity National Financial, Inc. (“FNF”) of various covenants and other provisions under agreements entered into with the Company in connection with its 2015 spin-off from FNF, the audited financial statements of 99 Restaurants, LLC, regulatory approval under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and other customary closing conditions.  The Merger Agreement may be terminated by the Sellers and/or J. Alexander’s under certain circumstances, including if the 99 Transaction is not consummated by February 28, 2018, or upon the failure of any of the forgoing closing conditions to be satisfied.

There can be no assurance that our shareholders will approve the Merger Agreement or that the other conditions to the completion of the Merger will be satisfied. If the Merger is not completed for any reason, the price of our common stock will likely decline to the extent that the market price of our common stock reflects market assumptions that the Merger will be completed. Additionally, we are subject to additional risks in connection with the Merger, including: the risk of shareholder litigation in connection with the transaction and any related significant costs of defense, indemnification and liability; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, including circumstances that may give rise to the payment of a termination fee by J. Alexander’s upon a termination in connection with a competing offer; the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the Merger Agreement and the potential impact of such covenants on our business; the effects of disruptions to respective business operations of J. Alexander’s or Ninety Nine resulting from the transactions, including the ability of the combined company to retain and hire key personnel and maintain relationships with suppliers and other business partners; the risk that the 99 Transaction will divert management’s attention resulting in a potential disruption of the Company’s current business plan; the risks associated with the future performance of the Ninety Nine business; the risks of integration of the Ninety Nine business and the possibility that costs or difficulties related to such integration of the Ninety Nine business and J. Alexander’s will be greater than expected; and the amount of fees, expenses and charges incurred by the Company in connection with the Merger. Finally, even if completed, we may not fully realize the anticipated benefits and synergies from the 99 Transaction, or they may take longer to realize than expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2015, the Company’s Board of Directors approved a three-year stock purchase program, effective on such date, under which the Company can repurchase up to 1,500,000 shares of its common stock through October 29, 2018.  As of July 2, 2017, the number of common stock shares purchased as a part of the program totaled 305,059 at an aggregate purchase price of $3,203.  There was no common stock repurchase activity during the quarter and six-month period ended July 2, 2017.

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

J. ALEXANDER’S HOLDINGS, INC.

Date: August 11, 2017	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2017	/s/ Mark A. Parkey
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

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.