Form 10-Q
period 2017-10-01
J. Alexander's Holdings, Inc.
filed 2017-11-09
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended October 1, 2017

or

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

As of November 8, 2017, 14,695,176 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	October 1,	January 1,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$8,285	$6,632
Accounts and notes receivable	1,997	1,555
Inventories	2,444	2,538
Prepaid expenses and other current assets	1,846	3,648
Total current assets	14,572	14,373
Other assets	5,895	6,012
Property and equipment, at cost, less accumulated depreciation and amortization of $41,019 and $34,164 as of October 1, 2017 and January 1, 2017, respectively	101,915	101,470
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,160	25,155
Deferred charges, less accumulated amortization of $234 and $197 as of October 1, 2017 and January 1, 2017, respectively	196	291
Total assets	$163,475	$163,038

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,398	$6,929
Accrued expenses and other current liabilities	9,457	9,486
Unearned revenue	2,332	3,400
Current portion of long-term debt	9,000	7,889
Total current liabilities	26,187	27,704
Long-term debt, net of portion classified as current and deferred loan costs	12,007	15,418
Deferred compensation obligations	6,213	6,010
Deferred income taxes	3,532	4,031
Other long-term liabilities	6,558	5,555
Total liabilities	54,497	58,718
Stockholders' Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding 14,695,176 shares as of October 1, 2017 and January 1, 2017, respectively	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of October 1, 2017 or January 1, 2017	-	-
Additional paid-in capital	94,964	94,404
Retained earnings	8,155	6,161
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	103,134	100,580
Non-controlling interests	5,844	3,740
Total stockholders' equity	108,978	104,320
Commitments and contingencies
Total liabilities and stockholders' equity	$163,475	$163,038

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Net sales	$53,879	$51,459	$171,917	$162,259
Costs and expenses:
Cost of sales	17,250	16,252	54,878	51,695
Restaurant labor and related costs	17,552	16,540	53,456	50,087
Depreciation and amortization of restaurant property and equipment	2,567	2,232	7,445	6,636
Other operating expenses	11,564	10,833	34,673	32,909
Total restaurant operating expenses	48,933	45,857	150,452	141,327
Transaction and integration expenses	1,975	-	2,435	62
General and administrative expenses	4,315	4,104	15,479	13,963
Pre-opening expenses	48	192	934	607
Total operating expenses	55,271	50,153	169,300	155,959
Operating income (loss)	(1,392)	1,306	2,617	6,300
Other income (expense):
Interest expense	(227)	(147)	(625)	(514)
Other, net	22	18	94	74
Total other expense	(205)	(129)	(531)	(440)
Income (loss) from continuing operations before income taxes	(1,597)	1,177	2,086	5,860
Income tax benefit (expense)	832	(121)	242	(1,210)
Loss from discontinued operations, net	(111)	(111)	(334)	(328)
Net income (loss)	$(876)	$945	$1,994	$4,322

Basic earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.05)	$0.07	$0.16	$0.31
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.02)
Basic earnings (loss) per share	$(0.06)	$0.06	$0.14	$0.29

Diluted earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.05)	$0.07	$0.16	$0.31
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.02)
Diluted earnings (loss) per share	$(0.06)	$0.06	$0.13	$0.29

Weighted-average common shares outstanding:
Basic	14,695	14,700	14,695	14,862
Diluted	14,695	14,700	14,792	14,869

Comprehensive income (loss)	$(876)	$945	$1,994	$4,322

 See accompanying Notes to Condensed Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at January 1, 2017	14,695,176	$15	$94,404	$6,161	$3,740	$104,320
Share-based compensation	-	-	560	-	2,104	2,664
Net income	-	-	-	1,994	-	1,994
Balances at October 1, 2017	14,695,176	$15	$94,964	$8,155	$5,844	$108,978

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine Months Ended
	October 1,	October 2,
	2017	2016
Cash flows from operating activities:
Net income	$1,994	$4,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,661	6,842
Equity-based compensation expense	2,664	1,834
Other, net	19	(403)
Changes in assets and liabilities:
Accounts and notes receivable	(442)	(1,410)
Prepaid expenses and other current assets	1,802	1,125
Accounts payable	(1,097)	(1,539)
Accrued expenses and other current liabilities	(29)	(2,769)
Other assets and liabilities, net	365	207
Net cash provided by operating activities	12,937	8,209

Cash flows from investing activities:
Purchase of property and equipment	(8,657)	(12,153)
Other investing activities	(264)	(244)
Net cash used in investing activities	(8,921)	(12,397)

Cash flows from financing activities:
Proceeds from borrowing under debt agreement	-	4,000
Payments on long-term debt and obligations under capital leases	(2,361)	(1,250)
Purchases of common stock	-	(3,153)
Other financing activities	(2)	(1,319)
Net cash used in financing activities	(2,363)	(1,722)
Increase (decrease) in cash and cash equivalents	1,653	(5,910)
Cash and cash equivalents at beginning of period	6,632	13,424
Cash and cash equivalents at end of period	$8,285	$7,514

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$2,587	$1,845
Property and equipment obligations accrued at end of period	2,153	2,011
Cash paid for interest	605	503
Cash paid for income taxes	579	4,730

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollars in thousands except per share data)

Note 1 – Organization and Business

Separation from FNF

On August 15, 2014, J. Alexander’s Holdings, Inc. (the “Company”) was incorporated in the state of Tennessee as a wholly-owned subsidiary of Fidelity National Financial, Inc. (“FNF”).  On September 16, 2015, the Company entered into a separation and distribution agreement with FNF, pursuant to which FNF agreed to distribute one hundred percent of its shares of the Company’s common stock, par value $0.001, on a pro rata basis, to the holders of Fidelity National Financial Ventures, LLC (“FNFV”) Group common stock, FNF’s tracking stock traded on The New York Stock Exchange (“The NYSE”).  Holders of FNFV Group common stock received, as a distribution from FNF, approximately 0.17271 shares of the Company’s common stock for every one share of FNFV Group common stock held at the close of business on September 22, 2015, the record date for the distribution (the “Distribution”).  Concurrent with the Distribution, certain reorganization changes were made, resulting in the Company owning all of the outstanding Class A Units and becoming the sole managing member of J. Alexander’s Holdings, LLC, the parent company of all operating subsidiaries.  Also concurrent with the Distribution, the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC was entered into, resulting in a total number of Class A Units outstanding of 15,000,235.  Additionally, a total of 833,346 Class B Units, granted to certain members of management effective on January 1, 2015, were also outstanding at the date of Distribution.  The Distribution was completed on September 28, 2015.

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

As a result of the Distribution, effective September 29, 2015, the Company became an independent public company with its common stock listed on The NYSE under the symbol “JAX”.  As of October 1, 2017, a total of 14,695,176 shares of the Company’s common stock, par value $0.001, were outstanding.

On October 29, 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  Share repurchases under the program have been made and are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  No shares have been repurchased by the Company during the first nine months of 2017.  As of October 1, 2017, 305,059 shares have been repurchased under this program at an aggregate purchase price of $3,203.

Business of J. Alexander’s

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants under the J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River Steakhouse and Grill (“Stoney River”) concepts.  At October 1, 2017 and January 1, 2017, restaurants operating within the J. Alexander’s concept consisted of 19 and 20 restaurants in 11 and 10 states, respectively.  During the first nine months of 2017, the Company opened one new J. Alexander’s in Lexington, Kentucky, converted one J. Alexander’s location to Lyndhurst Grill and closed one J. Alexander’s location.  At October 1, 2017 and January 1, 2017, restaurants operating within the Stoney River concept consisted of 12 and 11 locations within seven and six states, respectively, as one new Stoney River restaurant began operations during the first nine months of 2017 in Chapel Hill, North Carolina.  During fiscal year 2015, 12 locations within eight states formerly operated as J. Alexander’s restaurants began the transition to Redlands Grill locations.  Each concept’s restaurants are concentrated primarily in the East, Southeast and Midwest regions of the United States.  The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine-month period ended October 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the Consolidated Financial Statements and footnotes thereto for the fiscal year ended January 1, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2017.

Total comprehensive income (loss) is comprised solely of net income (loss) for all periods presented.

(b)   Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company as well as the accounts of its majority-owned subsidiaries.  All intercompany profits, transactions, and balances between the Company and its subsidiaries have been eliminated.  It is the Company’s policy to reclassify prior year amounts to conform to the current year’s presentation for comparative purposes, if such a reclassification is warranted.

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

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  The quarters and nine-month periods ended October 1, 2017 and October 2, 2016 each included 13 and 39 weeks of operations, respectively.  Fiscal years 2017 and 2016 each include 52 weeks of operations.

(d)	Discontinued Operations and Restaurant Closures

During 2013, three J. Alexander’s restaurants were closed, and two of these restaurants were considered to be discontinued operations.  The $111 loss from discontinued operations included in each of the quarters ended October 1, 2017 and October 2, 2016, respectively, and losses for the nine-month periods ended October 1, 2017 and October 2, 2016 of $334 and $328, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under a lease agreement for one of these closed locations.

The Company closed one J. Alexander’s location during the first quarter of 2017 as the restaurant’s lease had reached the end of its term.  Since the closure of this restaurant does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, its results of operations and expenses associated with its closure have not been included in discontinued operations.  Income (loss) from continuing operations before income taxes associated with this location was $(3) and $(80) for the quarters ended October 1, 2017 and October 2, 2016, respectively, and was $30 and $(129) for the nine-month periods ended October 1, 2017 and October 2, 2016, respectively.  Restaurant closing costs associated with this location of $(5) and $129 were incurred in the quarter and nine-month period ended October 1, 2017, respectively, and such costs are presented in the “General and administrative expenses” line item of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Restaurant closing costs consisted largely of restaurant employee severance, travel costs and various other exit and disposal expenses.

(e)	Transaction Costs

Transaction costs associated with the Distribution and related transactions discussed in Note 1 above were incurred, totaling $0 and $62 for the quarter and nine-month period ended October 2, 2016, respectively.  Transaction costs associated with the Distribution and related transactions consisted primarily of legal and consulting costs, and to a lesser extent other professional fees and miscellaneous costs.

In addition, the Company has incurred transaction costs associated with the proposed acquisition of the Ninety Nine Restaurant and Pub concept (“99 Restaurants”) totaling $1,975 and $2,435 for the quarter and nine-month period ended October 1, 2017, respectively.  Such costs consisted primarily of fairness opinion fees, legal, accounting, and consulting fees as well as other miscellaneous costs.  Refer to Note 9 – 99 Restaurants Transaction for additional discussion of the proposed acquisition.

(f)	Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period.  Diluted earnings (loss) per share gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards.  Diluted earnings (loss) per share of common stock is computed similarly to basic earnings (loss) per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method, if dilutive.  The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive.  Refer to Note 3 – Earnings (Loss) per Share for the basic and diluted earnings (loss) per share calculations and additional discussion.

(g)	Non-controlling Interests

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders. As of October 1, 2017 and January 1, 2017, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $5,844 and $3,740, respectively, and consist solely of the non-cash compensation expense relative to the profits interest awards to management and Black Knight.  The vesting requirements under either grant entitling Class B Unit holders to distributions of earnings of J. Alexander’s Holdings, LLC had not been met as of October 2, 2016 and, therefore, no allocation of net income was made to non-controlling interests for the quarter and nine-month period ended October 2, 2016.  The Hypothetical Liquidation at Book Value method was used as of October 1, 2017 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net income was made to non-controlling interests for the quarter and nine-month period ended October 1, 2017.

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

As stated in Note 1, the Board authorized a share repurchase program on October 29, 2015, pursuant to which a total of 305,059 shares have been repurchased as of October 1, 2017 for an aggregate purchase price of $3,203.  No shares were repurchased during the quarter and nine-month period ended October 1, 2017.  Pursuant to Tennessee state law, the repurchased shares were retired and are now authorized and unissued shares.  The repurchases and retirements were recorded as a reduction to common stock based on the par value of the shares, and the excess over par value was recorded as a reduction to retained earnings in accordance with ASC 505-30, Equity – Treasury Stock.

Note 3 – Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Nine Months Ended
(Dollars and shares in thousands, except per share amounts)	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Numerator:
Income (loss) from continuing operations, net of tax	$(765)	$1,056	$2,328	$4,650
Loss from discontinued operations, net	(111)	(111)	(334)	(328)
Net income (loss)	$(876)	$945	$1,994	$4,322
Denominator:
Weighted average shares (denominator for basic earnings (loss) per share)	14,695	14,700	14,695	14,862
Effect of dilutive securities	-	-	97	7
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings (loss) per share)	14,695	14,700	14,792	14,869

Basic earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.05)	$0.07	$0.16	$0.31
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.02)
Basic earnings (loss) per share	$(0.06)	$0.06	$0.14	$0.29
Diluted earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.05)	$0.07	$0.16	$0.31
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.02)
Diluted earnings (loss) per share	$(0.06)	$0.06	$0.13	$0.29

Note: Per share amounts may not sum due to rounding.

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period.  Diluted earnings (loss) per share of common stock is computed similarly to basic earnings (loss) per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive.  The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method.  The Class B Units associated with management’s profits interest awards are considered to be anti-dilutive and, therefore, have been excluded from the diluted earnings (loss) per share calculations for the quarter and nine-month period ended October 1, 2017 and October 2, 2016.  The Black Knight profits interest Class B Units were also considered anti-dilutive for the third quarter of 2017, and are, therefore, excluded from the diluted earnings (loss) per share calculation for the quarter.  However, the Black Knight profits interest Class B Units were considered dilutive for the nine-month period ended October 1, 2017, and the impact for the period then ended on the diluted earnings (loss) per share calculation was 96,669.  Similarly, the Black Knight Class B Units were considered anti-dilutive for the quarter ended October 2, 2016, but were dilutive for the nine-month period ended October 2, 2016, and the impact on the number of weighted average shares in the diluted earnings (loss) per share calculation was 7,069.

The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive.  The 985,750 and 450,750 stock option awards outstanding as of October 1, 2017 and October 2, 2016, respectively, were considered antidilutive and, therefore, are excluded from the diluted earnings (loss) per share calculation for the quarters and nine-month periods then ended.

Note 4 – Income Taxes

The estimated annual effective tax rate (before discrete items) for the nine-month periods ended October 1, 2017 and October 2, 2016 was 4.8% and 22.0%, respectively.  The impact on the effective tax rate for discrete items for the nine-month periods ended October 1, 2017 and October 2, 2016 was (18.6)% and (0.1)%, respectively, which resulted in a net effective tax rate of (13.8)% and 21.9% for the nine-month periods ended October 1, 2017 and October 2, 2016, respectively.

The factors that cause the net effective tax rate to vary from the federal statutory rate of 35% for the nine-month periods ended October 1, 2017 and October 2, 2016 include the impact of the Federal Insurance Contribution Act (“FICA”) tip and other credits, partially offset by state income taxes and certain non-deductible expenses.  The decrease in the estimated annual effective tax rate from 22.0% for the nine-month period ended October 2, 2016 to 4.8% for the nine-month period ended October 1, 2017 is due primarily to the decrease in pre-tax book income during the same periods.  Because the decrease in pre-tax book income is due primarily to the impact of transaction costs, the decreased pre-tax book income has no effect on the FICA tip credit benefit, but does amplify its rate effect when it is compared with a significantly lower pre-tax book income number in fiscal year 2017.

If the proposed acquisition of 99 Restaurants, as discussed in Note 9 below, is successfully completed, a portion of the related transaction costs that have been treated as a deferred tax asset could become permanently non-deductible for income tax purposes, and significantly increase the applicable annual effective tax rate.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these six leases at October 1, 2017 was approximately $703.  In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease.  The total estimated amount of lease payments remaining on this lease at October 1, 2017 was approximately $83.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to three years.  The total estimated amount of lease payments remaining on these three leases as of October 1, 2017 was approximately $232.  There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company.  Management does not believe any significant loss is likely.

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

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2017 and January 1, 2017:

	October 1, 2017
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust as defined below)	$41	$-	$-
U.S. government obligations (as held in the Trust)	500	-	-
Corporate bonds (as held in the Trust)	1,958	-	-
Cash surrender value - life insurance (as held in the Trust)	-	2,043	-
Total	$2,499	$2,043	$-

	January 1, 2017
	Level 1	Level 2	Level 3
Cash and cash equivalents (as held in the Trust)	$45	$-	$-
U.S. government obligations (as held in the Trust)	700	-	-
Corporate bonds (as held in the Trust)	1,683	-	-
Cash surrender value - life insurance (as held in the Trust)	-	2,017	-
Total	$2,428	$2,017	$-

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

There were no transfers between the levels listed above during either of the reporting periods.

The following table sets forth unrealized gains and losses on investments held in the Trust:

	Quarter Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Unrealized gain (loss) on investments held in the Trust	$(1)	$(3)	$17	$22

Unrealized gains or losses on investments held in the Trust are presented as a component of “Other, net” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As of October 1, 2017 and January 1, 2017, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature.  The carrying amounts of the long-term debt approximate fair value as interest rates, and negotiated terms and conditions are consistent with current market rates, because of the close proximity of recent refinancing transactions to the dates of these Condensed Consolidated Financial Statements.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the quarters ended October 1, 2017 and October 2, 2016.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU No. 2016-02”), which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases.  This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet.  The update also expands the required quantitative and qualitative disclosures surrounding leases.  This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted.  This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company anticipates that the adoption of ASU No. 2016-02 will materially increase the assets and liabilities on the Company’s Condensed Consolidated Balance Sheets and related disclosures since the Company has a significant number of operating lease arrangements for which it is the lessee.  The Company is still evaluating the impact that the adoption of this ASU will have on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The impact of this ASU is non-cash in nature, and as such, it is not expected to have a material impact on the Company’s cash flows and liquidity.  We are still assessing this ASU’s impact, if any, on our existing debt covenants.  However, we anticipate that consideration will be given by our lender with respect to the adoption of this ASU and its impact on components within the related debt covenant calculation once the ASU becomes effective in fiscal year 2019.

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

Note 8 – Related Party Transactions

As discussed in Note 1 above, on September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provides corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  The principal member of Black Knight is William P. Foley, II, Senior Managing Director of FNFV and non-Executive Chairman of the board of FNF.  The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of FNFV and FNF.  Refer to Note 9 – 99 Restaurants Transaction for a discussion of the termination of the Management Consulting Agreement, at and contingent upon the closing of the acquisition of 99 Restaurants, if and when the transaction is consummated.

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

During the quarters ended October 1, 2017 and October 2, 2016, consulting fees of $120 and $133, respectively, were recorded relative to the Black Knight Management Consulting Agreement. During the nine-month periods ended October 1, 2017 and October 2, 2016, consulting fees of $559 and $451, respectively, were recorded relative to the aforementioned agreement.  Such costs are presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The consulting fees associated with fiscal year 2016 and 2015 of approximately $729 and $207, respectively, were paid by the Company during the nine-month periods ended October 1, 2017 and October 2, 2016, respectively.

As discussed in Note 1 above, a grant of 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”). The Black Knight Grant has a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of the Company’s common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of the Company’s common stock over the five trading days following the Distribution date of September 28, 2015. The Class B Units granted to Black Knight vest in equal installments on the first, second, and third anniversaries of the grant date, and will be subject to acceleration upon a change in control of the Company or J. Alexander’s Holdings, LLC, the termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC without cause or the termination of the Management Consulting Agreement by Black Knight as a result of J. Alexander’s Holdings, LLC’s breach of the Management Consulting Agreement. The Black Knight Grant is measured at fair value at each reporting date through the date of vesting, and the related non-cash expense is recognized as a component of continuing income in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The valuation of the Black Knight Grant as of October 1, 2017 was $6,650.  Vested Class B Units held by Black Knight may be exchanged for shares of common stock of the Company. However, upon termination of the Management Consulting Agreement for any reason, Black Knight must exchange its Class B Units within 90 days or such units will be forfeited for no consideration.

During the quarters ended October 1, 2017 and October 2, 2016, profits interest expense of $40 and $246, respectively, was recorded relative to the Black Knight Grant.  During the nine-month periods ended October 1, 2017 and October 2, 2016, profits interest expense of $1,715 and $1,158, respectively, was recorded relative to the grant.  Such expense is presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 9 – 99 Restaurants Transaction

On August 3, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 99 Restaurants from Fidelity Newport Holdings, LLC (“FNH”) and FNFV in exchange for the issuance of 16.3 million shares of Class B Common Stock of the Company and an equal number of Class B partnership units of J. Alexander’s Holdings, LLC to FNH and FNFV.  The Company will also incur $20,000 of additional debt, which is composed of $60,000 in assumed debt, offset by a $40,000 cash contribution by FNFV to 99 Restaurants prior to the closing of the proposed transaction.  After the closing of the proposed transaction, 99 Restaurants will be a wholly-owned subsidiary of the Company.

Further, the Company’s existing outstanding common stock will be reclassified as Class A Common Stock, which will represent approximately 47.5% of the total outstanding shares of capital stock and voting power of the Company after issuance of the shares of Class B Common Stock as consideration for 99 Restaurants. The shares of Class B Common Stock outstanding at that time will have voting rights, but no economic rights, and will represent approximately 52.5% of the total outstanding shares of capital stock and voting power of the Company. Similarly, the new Class B Units issued by J. Alexander’s Holdings, LLC will represent approximately 52.5% of the economic interest in J. Alexander’s Holdings, LLC.  Existing Class B profits interest units will be renamed Class C Units of the partnership.

The transaction has been approved by our Board, and is subject to a shareholder vote and other customary closing conditions. In addition, because the transactions may constitute conflicting interest transactions under Tennessee law as a result of certain interests and relationships between the Company and its Board members and FNFV and FNH, the Company and its Board determined that the Merger Agreement and the transactions should be approved by, and the Merger Agreement requires, the affirmative vote of a majority of the votes cast by a quorum of the holders of the outstanding shares of Company common stock that constitute “qualified shares” within the meaning of Section 48-18-704 of the Tennessee Business Corporation Act.  If shareholder approval is obtained and the other closing conditions are satisfied, the transaction is expected to be completed during either the fourth quarter of 2017 or the first quarter of 2018. In connection with the transaction, it is expected that William P. Foley, II, non-Executive Chairman of the board of directors of FNF, will join the Company’s Board.

The Company has determined that, although the Company is the legal acquirer in this transaction, 99 Restaurants will be considered the accounting acquirer. Therefore, we expect this transaction will be accounted for as a reverse acquisition under the acquisition method of accounting.

The Company has also negotiated for the termination of the Management Consulting Agreement currently in place with Black Knight and discussed in detail herein in Note 8 – Related Party Transactions. If shareholder approval of the acquisition is obtained and the other closing conditions are satisfied, the termination of the Management Consulting agreement will be effective upon the closing of the transaction. This event will eliminate for future years the annual consulting fees associated with the Management Consulting Agreement, and will also initiate, within no more than 90 days after the closing of the transaction, an election by Black Knight to settle the profits interest grant issued to it in fiscal year 2015. Once the grant is settled in shares of the Company’s common stock, we will no longer be required to recalculate the fair value associated with the Black Knight profits interest grant on a quarterly basis as has occurred since the Company’s spin-off from FNFV in fiscal year 2015.

Refer to our Current Report on Form 8-K filed with the SEC on August 7, 2017 and our Preliminary Proxy Statement on Form 14A filed with the SEC on October 11, 2017 for additional information.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

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

•	our ability to successfully develop and improve our Stoney River Steakhouse and Grill (“Stoney River”) concept;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations and any other future concept locations;
•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	the significant competition we face for customers, real estate and employees within the markets in which our restaurants are located;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at existing J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of proposed and future government regulation and changes in healthcare, labor and other laws;
•	our expectations regarding litigation or other legal proceedings;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including goodwill and our tradename;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of adverse weather conditions, including hurricanes and other weather-related disturbances;
•	the impact of public company costs and other requirements, including the Management Consulting Agreement with Black Knight Advisory Services, LLC (“Black Knight”);
•	the uncertainties associated with the proposed Ninety Nine Restaurant and Pub concept (“99 Restaurants”) acquisition (the “Transactions”);
•

the risk of integration of the business of 99 Restaurants and the possibility that costs or difficulties related to such integration of the business of 99 Restaurants with the Company will be greater than expected;

•	the possibility that the anticipated benefits and synergies from the Transactions cannot be fully realized or may take longer to realize than expected;

•

the effects of disruptions to respective business operations of the Company and 99 Restaurants resulting from the Transactions, including the ability of the combined company to retain and hire key personnel and maintain relationships with suppliers and other business partners;

•

the fact that the Agreement and Plan of Merger (the “Merger Agreement”) subjects the Company and 99 Restaurants to restrictions on their respective business activities prior to the completion of the Transactions, which could have an adverse effect on the Company’s or 99 Restaurants’ results of operations, financial conditions, or cash flow; and

•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” discussed herein and in the Annual Report on Form 10-K for the fiscal year ended January 1, 2017 filed with the SEC on March 16, 2017 (the “2016 Annual Report”) and subsequent filings.

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

Overview

The Company, as the sole managing member of its subsidiary J. Alexander’s Holdings, LLC, owns and operates four complementary upscale dining restaurant concepts: J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River.  For more than 25 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance.  In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price.  Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2017, we successfully converted one of our previous J. Alexander’s locations in Ohio to the Lyndhurst Grill, which will continue to offer a contemporary American menu.

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

While each concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.”  As of October 1, 2017, we operated a total of 44 locations across 15 states.  During 2015, we began a plan of transitioning a total of between 14 and 16 of our J. Alexander’s restaurants to Redlands Grill restaurants.  Other restaurant locations may be added or converted to the Redlands Grill concept or to other concepts in the future as we determine how best to position our multiple concepts in a given geographic market.

We believe our concepts deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 44 restaurants across 15 states as of October 1, 2017.  Our sales growth in recent years has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our concepts, grow our revenue and improve our profitability by:

•	pursuing new restaurant developments;
•	expanding beyond our current existing restaurant concepts;
•	increasing our same store sales through providing high quality food and service; and
•	improving our margins and leveraging infrastructure.

We believe there are opportunities to open up to approximately four new restaurants annually.  We are actively pursuing development opportunities within certain of our concepts, and we are currently evaluating approximately 30 locations in approximately 20 separate markets in order to meet our stated growth objectives. The most recent restaurant openings include a J. Alexander’s restaurant in Lexington, Kentucky in March 2017 and a Stoney River restaurant in Chapel Hill, North Carolina in February 2017.

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

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations.  Our same store restaurant base consisted of 41 restaurants at each of October 1, 2017 and October 2, 2016.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.  This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended			Nine Months Ended
	October 1,	October 2,	Percent Change	October 1,	October 2,	Percent Change
(Unaudited, dollars in thousands)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Net sales	$53,879	$51,459	4.7%	$171,917	$162,259	6.0%
Costs and Expenses:
Cost of sales	17,250	16,252	6.1	54,878	51,695	6.2
Restaurant labor and related costs	17,552	16,540	6.1	53,456	50,087	6.7
Depreciation and amortization of restaurant property and equipment	2,567	2,232	15.0	7,445	6,636	12.2
Other operating expenses	11,564	10,833	6.7	34,673	32,909	5.4
Total restaurant operating expenses	48,933	45,857	6.7	150,452	141,327	6.5
Transaction and integration expenses	1,975	-	100.0	2,435	62	NCM
General and administrative expenses	4,315	4,104	5.1	15,479	13,963	10.9
Pre-opening expenses	48	192	(75.0)	934	607	53.9
Total operating expenses	55,271	50,153	10.2	169,300	155,959	8.6
Operating income (loss)	(1,392)	1,306	(206.6)	2,617	6,300	(58.5)
Other income (expense):
Interest expense	(227)	(147)	54.4	(625)	(514)	21.6
Other, net	22	18	22.2	94	74	27.0
Total other expense	(205)	(129)	58.9	(531)	(440)	20.7
Income (loss) from continuing operations before income taxes	(1,597)	1,177	(235.7)	2,086	5,860	(64.4)
Income tax benefit (expense)	832	(121)	NCM	242	(1,210)	(120.0)
Loss from discontinued operations, net	(111)	(111)	-	(334)	(328)	1.8
Net income (loss)	$(876)	$945	(192.7)%	$1,994	$4,322	(53.9)%

Note:  NCM means not considered meaningful.

As a Percentage of Net Sales	Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	32.0	31.6	31.9	31.9
Restaurant labor and related costs	32.6	32.1	31.1	30.9
Depreciation and amortization of restaurant property and equipment	4.8	4.3	4.3	4.1
Other operating expenses	21.5	21.1	20.2	20.3
Total restaurant operating expenses	90.8	89.1	87.5	87.1
Transaction and integration expenses	3.7	-	1.4	0.0
General and administrative expenses	8.0	8.0	9.0	8.6
Pre-opening expenses	0.1	0.4	0.5	0.4
Total operating expenses	102.6	97.5	98.5	96.1
Operating income (loss)	(2.6)	2.5	1.5	3.9
Other income (expense):
Interest expense	(0.4)	(0.3)	(0.4)	(0.3)
Other, net	0.0	0.0	0.1	0.0
Total other expense	(0.4)	(0.3)	(0.3)	(0.3)
Income (loss) from continuing operations before income taxes	(3.0)	2.3	1.2	3.6
Income tax benefit (expense)	1.5	(0.2)	0.1	(0.7)
Loss from discontinued operations, net	(0.2)	(0.2)	(0.2)	(0.2)
Net income (loss)	(1.6)%	1.8%	1.2%	2.7%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Grills	32	31	32	31
Stoney River Steakhouse and Grill	12	11	12	11

Average weekly sales per restaurant:
J. Alexander's Restaurant / Grills	$105,500	$104,200	$112,100	$108,800
Percent change	1.2%		3.0%
Stoney River Steakhouse and Grill	$67,600	$66,300	$72,700	$72,500
Percent change	2.0%		0.3%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Grills	$107,000	$105,500	$113,600	$110,100
Percent change	1.4%		3.2%
Stoney River Steakhouse and Grill	$67,300	$64,900	$70,900	$69,400
Percent change	3.7%		2.2%

Net Sales

Net sales increased by $2,420, or 4.7%, in the third quarter of 2017 compared to the third quarter of 2016 due to an increase in same store sales at the J. Alexander’s / Grills restaurants of $97 and at Stoney River restaurants of $299.  Sales in the third quarter of 2017 attributable to the three restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $2,144 and $745 for the J. Alexander’s / Grills and Stoney River concepts, respectively.  These sales increases were partially offset by the impact of the closure of the J. Alexander’s restaurant in Houston, Texas in the first quarter of 2017 which resulted in a sales decrease of $865 relative to the third quarter of 2016.  For the first nine months of 2017, net sales increased by $9,658, or 6.0%, compared to the first nine months of 2016 due to an increase in same store sales at the J. Alexander’s / Grills restaurants of $3,571 and at Stoney River restaurants of $827.  Sales in the first nine months of 2017 attributable to the three restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $5,854 and $1,774 for the J. Alexander’s / Grills and Stoney River concepts, respectively.  The impact of the J. Alexander’s restaurant closure in Houston, Texas resulted in a sales decrease of $2,368 for the first nine months of 2017 relative to the corresponding period of 2016.

During the third quarter and first nine months of 2017, six of the Company’s restaurants in Florida were closed for a total of 36 days due to the impact of Hurricane Irma.  Management estimates the impact of such closures was approximately $650 in lost revenue, and a decrease to income from continuing operations before income taxes of approximately $400, consisting of approximately $300 of lost restaurant operating income and approximately $100 of food spoilage losses, cleanup costs and expenses associated with reopening the restaurants.

Average weekly same store sales at J. Alexander’s / Grills restaurants for the third quarter of 2017 increased by 1.4% to $107,000, compared to $105,500 in the third quarter of 2016.  For the first nine months of 2017, J. Alexander’s / Grills restaurants’ average weekly same store sales totaled $113,600, a 3.2% increase from $110,100 in the first nine months of 2016.  Average weekly same store sales at Stoney River restaurants for the third quarter of 2017 increased by 3.7% to $67,300 compared to $64,900 in the third quarter of 2016.  For the first nine months of 2017, Stoney River restaurants average weekly same store sales totaled $70,900, a 2.2% increase from $69,400 in the first nine months of 2016.

At J. Alexander’s / Grills restaurants, the average check per guest, including alcoholic beverage sales, increased by 2.6% to $30.90 in the third quarter of 2017 from $30.11 in the third quarter of 2016, and by 2.7% to $30.97 for the first nine months of 2017 from $30.17 for the first nine months of 2016.  Within the same store base of restaurants, the average check per guest increased by 2.7% and 2.6% for the third quarter and first nine months of 2017, respectively, relative to the same periods of 2016.  Management estimates that the effect of menu price increases on net sales was approximately 1.5% and 2.1% in the third quarter and first nine months of 2017, respectively, compared to the corresponding periods of 2016.  Management estimates that weekly average guest counts decreased by approximately 1.2% in the third quarter of 2017, but increased 0.5% in the first nine months of 2017, compared to the corresponding periods of 2016 within the same store base of restaurants.  On a consolidated basis, management estimates that weekly average guest counts decreased by approximately 1.3% in the third quarter of 2017, but increased by approximately 0.4% in the first nine months of 2017, compared to the same periods of 2016.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 2.9% to $42.19 in the third quarter of 2017 from $43.44 in the third quarter of 2016.  For the first nine months of 2017, the Stoney River average check per guest decreased by 2.7% to $42.66 compared to $43.86 in the corresponding period of 2016.  Within the same store base of restaurants, the average check per guest decreased by 2.6% for each of the third quarter and first nine months of 2017, relative to the same periods of 2016.  Management estimates that the effect of menu price decreases on net sales was approximately 0.2% in the third quarter of 2017 compared to the same quarter in 2016.  For the nine-month period ended October 1, 2017, management estimates that the effect of menu price decreases was approximately 0.4% compared to the corresponding period of 2016.  Management estimates that weekly average guest counts increased by approximately 6.0% and 4.3% within the same store base of restaurants during the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016.  Similarly, management estimates that weekly average guest counts increased by approximately 5.0% and 3.2% on a consolidated basis for the third quarter and first nine months of 2017, respectively, compared to the corresponding periods of 2016.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 90.8% of net sales in the third quarter of 2017 from 89.1% in the third quarter of 2016, and increased to 87.5% of net sales in the first nine months of 2017 from 87.1% of net sales in the first nine months of 2016. The increase in the third quarter of 2017 compared to the corresponding period of 2016 was due to the effect of higher cost of sales, restaurant labor and related costs, other operating expenses and additional depreciation and amortization of restaurant equipment as a result of the opening of new restaurants as well as the remodeling of certain other restaurants, partially offset by the favorable effect of higher same store sales at each concept.  The increase in the first nine months of 2017 as compared to the corresponding period of 2016 was due primarily to the effect of higher restaurant labor and related costs and additional depreciation and amortization of restaurant equipment for the same reasons as discussed above partially offset by lower other operating expenses as well as the favorable effect of higher same store sales at each concept.

Cost of sales, which includes the cost of food and beverages, increased to 32.0% of net sales for the third quarter of 2017 from 31.6% of net sales in the third quarter of 2016.  The increase during the third quarter of 2017 is due primarily to the effect of increases in input costs for seafood, produce and dairy, the impact of which was partially offset by lower input cost for beef when compared to the third quarter of 2016.  Cost of sales was unchanged at 31.9% of net sales for each of the first nine months of 2017 and 2016, respectively.  Management estimates that inflation in food costs in the third quarter of 2017 for J. Alexander’s / Grills locations and Stoney River restaurants was approximately 0.8% and 0.4%, respectively, compared to the third quarter of 2016.  For the first nine months of 2017, management estimates that inflation in food costs was 0.4% within each of the J. Alexander’s / Grills and Stoney River concepts, respectively, relative to the corresponding period of 2016.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 30% of this expense category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Grills restaurants were lower in the third quarter of 2017 compared to the same period of 2016 by approximately 3.3%.  At Stoney River, prices paid for beef decreased by approximately 1.8% in the third quarter of 2017 compared to the same period of 2016.  Prices paid for beef within the J. Alexander’s / Grills restaurants were approximately 2.7% lower in the first nine months of 2017 than in the corresponding period of 2016, and at Stoney River, prices paid for beef were down approximately 0.8% in the first nine months of 2017 compared to the same period of 2016.  Our beef purchases currently remain subject to variable market conditions, and we anticipate a modest increase in beef prices during the fourth quarter of 2017.  We continually monitor the beef market and if attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs totaled 32.6% and 32.1% of net sales in the third quarter of 2017 and 2016, respectively, and totaled 31.1% and 30.9% of net sales in the first nine months of 2017 and 2016, respectively.  The increase noted during both the third quarter and the first nine months of 2017 was due primarily to the impact of higher labor costs incurred in the one new J. Alexander’s restaurant opened during the latter part of the fourth quarter of 2016 and the one new J. Alexander’s restaurant and the one new Stoney River restaurant which opened during the first quarter of 2017.  Labor costs in our new restaurants generally run higher in the early months of operations while experience is gained by newer restaurant employees and efficiencies are established in both the front and back-of-house operations.  There was only one new Stoney River restaurant that impacted the first nine months of 2016 labor in a similar fashion.

Depreciation and amortization of restaurant property and equipment increased by $335, or 15.0%, in the third quarter of 2017 and $809, or 12.2%, for the first nine months of 2017 compared to the corresponding periods of 2016 primarily due to the impact of the three new restaurants which opened subsequent to the end of the third quarter of 2016.  Further, we recorded additional depreciation expense in the first nine months of 2017 associated with restaurant remodels which occurred during the latter part of 2016 and during 2017.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 21.5% of net sales in the third quarter of 2017 from 21.1% of net sales in the third quarter of 2016 due primarily to increased expense in relation to contracted services, repairs and maintenance, rent and various other operating costs as well as additional expenses incurred for labor and clean up at our Florida locations due to the impact of Hurricane Irma.  These increases were partially offset by decreased expense for insurance and laundry and linen costs, as well as the effect of higher same store sales at each concept for the quarter.  Other operating expenses decreased to 20.2% of net sales for the first nine months of 2017 from 20.3% of net sales in the comparable period of 2016 due primarily to the effect of higher same store sales at each concept for the quarter as well as decreased expense in relation to repairs and maintenance, insurance, menu costs, laundry and linen costs and various other operating costs.  These decreases were partially offset by increased expense for contracted services, rent and utilities.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, costs associated with the Management Consulting Agreement with Black Knight and other costs incurred above the restaurant level, increased by $211, or 5.1%, in the third quarter of 2017 compared to the third quarter of 2016.  The more significant components of the increase during the third quarter of 2017 include increased expense associated with non-cash share-based compensation for stock option grants made in November 2016, salaries, including those for restaurant management trainees, and related payroll taxes, incentive compensation, travel, payroll processing expenses and legal fees. The increase in general and administrative expenses was partially offset by decreased expense relative to employee education and training, accounting and auditing services, benefit plan administration, franchise taxes and temporary services. Further, the impact of the quarterly valuation of the Black Knight profits interest grant issued in October 2015, resulted in expense of $40 during the third quarter of 2017 compared to $246 during the third quarter of 2016.

General and administrative expenses increased by $1,516, or 10.9%, for the first nine months of 2017 compared to the corresponding period of 2016.  The more significant components of the increase during the first nine months of 2017 include non-cash share-based compensation expense associated with the Black Knight profits interest grant mentioned above, which totaled $1,715 during the first nine months of 2017 compared to $1,158 recorded during the first nine months of 2016.  Consulting fees earned by Black Knight during the first nine months of 2017 totaled $559 compared to $451 during the first nine months of 2016.  In addition, general and administrative expense increases were recorded in non-cash share-based compensation related to the aforementioned stock option grant in November 2016, salaries, including those for restaurant management trainees, incentive compensation, travel, legal fees, public relations, payroll processing fees, employee relocation costs and various other costs, which more than offset the favorable impact of lower expense associated with accounting and auditing services, market research, temporary services, employee education and training and other less significant expense categories.  In addition, we recorded $129 in restaurant closing costs associated with the J. Alexander’s restaurant in Houston, Texas which closed during the first quarter of 2017 as a component of “General and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Expenses associated with the closure of the Houston, Texas restaurant have not been included in discontinued operations as its closure does not represent a strategic shift that will have a major effect on our operations and financial results.

Transaction Costs

We recorded non-recurring transaction expenses totaling $1,975 and $0 during the quarters ended October 1, 2017 and October 2, 2016, respectively, and $2,435 and $62 during the nine-month periods ended October 1, 2017 and October 2, 2016, respectively.  Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs.  In the first nine months of 2016, we incurred transaction costs as a result of the Spin-off distribution discussed in the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements above.  During the third quarter and first nine months of 2017, we incurred transaction costs associated with the proposed acquisition of 99 Restaurants which consisted primarily of fees associated with obtaining a fairness opinion, legal, consulting and other professional fees as well as other miscellaneous costs.

Pre-opening Expense

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.  For the quarters ended October 1, 2017 and October 2, 2016, pre-opening costs of $48 and $192, respectively, were recorded.  Further, for the nine-month periods ended October 1, 2017 and October 2, 2016, preopening costs of $934 and $607, respectively, were recorded.  During the first nine months of 2017, pre-opening expense was primarily associated with a new J. Alexander’s restaurant in Lexington, Kentucky which commenced operations in March 2017 and the Stoney River restaurant in Chapel Hill, North Carolina which opened in February 2017.  A smaller portion of this expense pertained to pre-opening costs recorded during the third quarter of 2017 relative to the J. Alexander’s restaurant in King of Prussia, Pennsylvania, which commenced construction during the quarter as well as the Stoney River restaurant in Troy, Michigan, each of which we currently plan to open in 2018.  Pre-opening expense recorded during the first nine months of 2016 related to a new J. Alexander’s restaurant, which opened in December 2016 in Raleigh, North Carolina and a new Stoney River restaurant, which opened in January 2016 in Germantown, Tennessee.

Other Income (Expense)

Interest expense increased by $80, or 54.4%, in the third quarter of 2017 compared to the third quarter of 2016.  Further, interest expense increased by $111, or 21.6%, in the first nine months of 2017 compared to the corresponding period in 2016.  The increase in the third quarter and first nine months of 2017 is due primarily to an increase in interest rates with respect to our credit facilities which are discussed in greater detail below.  These increases were partially offset by the capitalization of interest related to restaurants under construction during the first nine months of 2017.

Income Taxes

We reported an income tax benefit of $832 and expense of $121 for the quarters ended October 1, 2017 and October 2, 2016, respectively, and income tax benefit of $242 and expense of $1,210 for the nine-month periods ended October 1, 2017 and October 2, 2016, respectively, reflecting the Company’s federal, state and local income tax liability for its allocable share of income of J. Alexander’s Holdings, LLC.  If the proposed acquisition of 99 Restaurants is successfully completed, a portion of the related transaction costs that have been treated as a deferred tax asset in the provision for income taxes calculation for the nine-month period ended October 1, 2017 could become permanently non-deductible for income tax purposes, and significantly increase the applicable annual effective tax rate.

Discontinued Operations

In 2013, two J. Alexander’s restaurants were closed that were considered to be discontinued operations.  Losses from discontinued operations totaling $111 for each of the quarters ended October 1, 2017 and October 2, 2016, respectively, and $334 and $328 for the nine-month periods ended October 1, 2017 and October 2, 2016, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements.  Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility.  As of October 1, 2017, cash and cash equivalents totaled $8,285.  Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants, and meeting debt service requirements and operating lease obligations.  Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures and other operating activities for the next 12 months.

Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants.  We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in detail in the 2016 Annual Report, under the heading “Risk Factors.”

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the nine-month periods ended October 1, 2017 and October 2, 2016:

	Nine Months Ended
	October 1,	October 2,
	2017	2016

Net cash provided by (used in):
Operating activities	$12,937	$8,209
Investing activities	(8,921)	(12,397)
Financing activities	(2,363)	(1,722)
Net increase (decrease) in cash and cash equivalents	$1,653	$(5,910)

Operating Activities. Net cash flows provided by operating activities increased to $12,937 for the first nine months of 2017 from $8,209 for the corresponding period of 2016, an increase of $4,728.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first nine months of 2017, net sales increased by $9,658 compared to the corresponding period of 2016, and total restaurant operating expenses also increased by $9,125 compared to the first nine months of 2016, resulting in a net increase to cash flow from operations of approximately $533.  The additional factors that contributed to increased operating cash inflow include lower payments in the first nine months of 2017 compared to the first nine months of 2016 associated with income taxes, incentive compensation and insurance, which were partially offset by increased payments in 2017 over 2016 for transaction costs and consulting fees.  Cash used for income tax payments was approximately $4,151 lower during the first nine months of 2017 compared to the corresponding period of 2016 due partially to lower expected taxable income in fiscal year 2017 as compared to fiscal year 2016 and also to the receipt of a refund related to our 2016 federal income tax return.  Insurance payments made during the first nine months of 2017 were $453 less than such payments made during the same period of 2016.  Further, the incentive compensation related to fiscal year 2016 paid during fiscal year 2017 was approximately $1,006 lower than corresponding payments during the first nine months of 2016 related to fiscal year 2015.  However, incentive compensation payments made in the third quarter of 2017 to restaurant management related to the first half of fiscal year 2017 were $147 higher than such payments made in the prior year.  Payments associated with transaction costs were higher in the first nine months of 2017 by approximately $1,538 than in the corresponding period of 2016, thereby reducing cash flow from operations. Additionally, we made a payment during the first nine months of 2017 for the annual Black Knight consulting fee of $729 paid pursuant to the Management Consulting Agreement.  This same pro-rated payment was approximately $207 in the first nine months of 2016, resulting in an additional cash outflow of $522 for the first nine months of 2017 on a comparative basis. Finally, the Company received tenant improvement allowance payments from its lessor at the Stoney River in Chapel Hill, North Carolina pursuant to the terms of its lease agreement during the first nine months of 2017 which totaled $799.  During the first nine months of 2016, the Company also received a tenant improvement allowance payment from its lessor at the Stoney River in Germantown, Tennessee pursuant to the terms of its lease agreement which totaled $590. The difference between these two payments served to increase cash flow from operations during the first nine months of fiscal year 2017 by $209.

Investing Activities. Net cash used in investing activities for the first nine months of 2017 totaled $8,921 compared to $12,397 in the corresponding period of 2016, with the 2017 use of cash being attributed primarily to capital expenditures related to the completion of the two new J. Alexander’s restaurants, which opened in Raleigh, North Carolina during the latter part of the fourth quarter of 2016 and Lexington, Kentucky during the first quarter of 2017, and the Stoney River restaurant which opened in Chapel Hill, North Carolina during the first quarter of 2017 as well as certain remodels of J. Alexander’s / Grills restaurants. Additionally, certain capital expenditures in the first nine months of 2017 relate to the two restaurants on which we began construction in the third quarter of 2017 in King of Prussia, Pennsylvania, which will be a J. Alexander’s restaurant, and in Troy, Michigan, which will be a Stoney River restaurant.  Cash used in investing activities in the first nine months of 2016 were attributable primarily to capital expenditures related to the completion of a Stoney River restaurant which opened in Germantown, Tennessee during January 2016 as well as remodels of certain J. Alexander’s restaurants, and the commencement of construction on the three newest restaurants mentioned above, which opened in the fourth quarter of 2016 and the first quarter of 2017.

Financing Activities. Net cash used in financing activities for the first nine months of 2017 totaled $2,363 compared to $1,722 in the corresponding period of 2016, an increase of $641.  During the first nine months of 2016, in addition to funding debt obligations, we also made tax distributions to former members of J. Alexander’s Holdings, LLC in the amount of $1,319, and we repurchased common stock in the amount of $3,153 as a part of the share repurchase program discussed in Part I, Item 1. Financial Statements, Notes to the Condensed Consolidated Financial Statements, for which no such expenditures were made during the first nine months of 2017.  Additionally, cash used in financing activities in 2016 was partially offset by borrowings on the development line of credit for $4,000 to fund new restaurant development. Debt service payments during the first nine months of 2017 were higher compared to the same period of 2016 as the Company began repaying one of its credit facilities, as discussed in greater detail below.

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

The capital resources required for a new restaurant depend on the concept, the size of the building and whether the restaurant is a ground-up build-out or a conversion.  We estimate development costs, net of landlord contributions and excluding pre-opening costs, will typically range from $4,750 to $5,750 for a new J. Alexander’s or Redlands Grill, and $3,750 to $4,750 for a new Stoney River.  In addition, we expect to spend approximately $650 per restaurant for pre-opening expenses and pre-opening rent expense, and anticipate that such expenses will approximate $1,020 in fiscal year 2017.

In addition to new store development, we plan to remodel one of our J. Alexander’s restaurants and two of our Redlands Grill restaurants while two of our Stoney River restaurants will undergo more modest reimaging projects during 2017.  During 2016, we began remodeling or completed the remodel of one J. Alexander’s restaurant, two Redlands Grill restaurants and one Stoney River restaurant.  The J. Alexander’s / Grills remodels that began in 2016 and completed in 2017 were routine in nature and resulted in an average cost of approximately $466 as of October 1, 2017.  The one remodel at a Stoney River restaurant started in 2016 and completed in 2017 resulted in a total cost of $414.  We expect to complete four to six J. Alexander’s or Redlands Grill remodels each year at an average cost of approximately $425 per location.

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

Additional long-term capital requirements include the funding of the Amended and Restated Salary Continuation Agreements in place with certain current and former officers of the Company.  Due to the Spin-off distribution discussed in the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements above, Fidelity National Financial, Inc. (“FNF”) no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the distribution transaction triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, to establish and fund a “rabbi trust” (the “Trust”) under the Amended and Restated Salary Continuation Agreements.  On October 19, 2015, the Trust was established and funded with a total of $4,304, which was comprised of $2,415 in cash and $1,889 in cash surrender values of whole life insurance policies.  These assets are classified as noncurrent within the Company’s financial statements.  The Company has made an additional contribution of $63 to the Trust in fiscal year 2017 and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the agreements.

Additionally, on September 28, 2015, immediately prior to the Spin-off, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provides corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  The principal member of Black Knight is William P. Foley, II, Senior Managing Director of Fidelity National Financial Ventures, LLC (“FNFV”) and non-Executive Chairman of the board of FNF.  The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of FNFV and FNF.

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued to Black Knight non-voting Class B Units, and is required to pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement.  J. Alexander’s Holdings, LLC also reimburses Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC.  Under the Management Consulting Agreement, “Adjusted EBITDA” is defined as J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment and pre-opening expenses.  The cash fee associated with the Management Consulting Agreement for fiscal year 2016 was $729, and was paid during the first quarter of 2017.  As currently structured, the Management Consulting Agreement will be terminated immediately following the closing of the proposed acquisition of 99 Restaurants at an estimated cost of approximately $2,090 plus fees and expenses incurred for the current year through the applicable closing date.

In conjunction with the previously discussed proposed acquisition of 99 Restaurants, the Company has incurred, and expects to continue to incur, transaction costs that are significant to its results of operations and require significant cash outlays in fiscal years 2017 or 2018 until the closing of the proposed transaction. During the first nine months of fiscal 2017, the Company has incurred a total of $2,435 related to the proposed acquisition.

On October 29, 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  The Company has funded and expects to fund any future share repurchases from cash on hand and operating cash flow.  Repurchases have been made and will continue to be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  No shares were repurchased during the third quarter or first nine months of 2017.  As of October 1, 2017, we have repurchased 305,059 shares under this program at an aggregate purchase price of $3,203.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.  We had a working capital deficit of $11,615 at October 1, 2017 compared to a deficit of $13,331 at January 1, 2017.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  J. Alexander’s, LLC was in compliance with these financial covenants as of January 1, 2017, and each of the reporting periods subsequent to that date as of October 1, 2017.

At October 1, 2017, the amounts outstanding under the development and revolving lines of credit were $4,000 and $0, respectively, and a total of $17,000 was available to us for borrowing under these lines of credit on this date.  At October 1, 2017, $8,333 was outstanding under the Mortgage Loan and an additional $8,889 was outstanding under the Term Loan.  At October 1, 2017, the Loan Agreement is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $32,942.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 1, 2017, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of October 1, 2017, is as follows:

Wendy's restaurants (nine leases)	$935
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	83
Total contingent liability related to assigned leases	$1,018

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

Failure to complete the proposed acquisition of 99 Restaurants and the Transactions could have a material adverse effect on us.

On August 3, 2017, the Company entered into the Merger Agreement, by and among the Company, our subsidiary J. Alexander’s Holdings, LLC, Nitro Merger Sub, Inc., a wholly owned subsidiary of J. Alexander’s Holdings, LLC, FNFV, Fidelity Newport Holdings, LLC (“FNH,” and together with FNFV, the “Sellers”), and 99 Restaurants, LLC, pursuant to which the Company will acquire 99 Restaurants, LLC, owner of 99 Restaurants, a regional competitor in the New England market with 106 restaurants currently in operation (such transaction, the “99 Transaction”). As a result of the 99 Transaction, 99 Restaurants, LLC will become an indirect, wholly owned subsidiary of the Company.

Completion of the 99 Transaction is subject to the terms and conditions of the Merger Agreement, including, but not limited to the approval of the Merger Agreement and related transactions by the Company’s shareholders, including the approval of a majority of the votes cast by disinterested shareholders under applicable law. The 99 Transaction is also subject to other conditions to closing, including the approval of 99 Restaurant, LLC’s lender, the receipt by the Company of a waiver by FNF of various covenants and other provisions under agreements entered into with the Company in connection with its 2015 spin-off from FNF, the audited financial statements of 99 Restaurants, LLC, regulatory approval under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and other customary closing conditions.  The Merger Agreement may be terminated by the Sellers and/or J. Alexander’s under certain circumstances, including if the 99 Transaction is not consummated by February 28, 2018, or upon the failure of any of the forgoing closing conditions to be satisfied.

There can be no assurance that our shareholders will approve the Merger Agreement or that the other conditions to the completion of the merger will be satisfied. If the merger is not completed for any reason, the price of our common stock will likely decline to the extent that the market price of our common stock reflects market assumptions that the merger will be completed. Additionally, we are subject to additional risks in connection with the merger, including: the risk of shareholder litigation in connection with the transaction and any related significant costs of defense, indemnification and liability; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including circumstances that may give rise to the payment of a termination fee by J. Alexander’s upon a termination in connection with a competing offer; the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the Merger Agreement and the potential impact of such covenants on our business; the effects of disruptions to respective business operations of J. Alexander’s or 99 Restaurants resulting from the transactions, including the ability of the combined company to retain and hire key personnel and maintain relationships with suppliers and other business partners; the risk that the 99 Transaction will divert management’s attention resulting in a potential disruption of the Company’s current business plan; the risks associated with the future performance of the 99 Restaurants business; the risks of integration of the 99 Restaurants business and the possibility that costs or difficulties related to such integration of the 99 Restaurants business and J. Alexander’s will be greater than expected; and the amount of fees, expenses and charges incurred by the Company in connection with the merger. Finally, even if completed, we may not fully realize the anticipated benefits and synergies from the 99 Transaction, or they may take longer to realize than expected.

We may fail to complete the Transactions if certain required conditions (including the approval of the Transactions by the Company’s disinterested shareholders), many of which are outside of our control, are not satisfied.

Completion of the Transactions is subject to various customary closing conditions, including, but not limited to, the approval of the Transactions by the Company’s disinterested shareholders and the approval by the Company’s shareholders of each of the remaining proposals subject to vote, the absence of legal orders prohibiting the consummation of the Transactions, the absence of conditions or circumstances constituting a material adverse effect with respect to the business of 99 Restaurants, the accuracy of the representations and warranties of the parties, the parties’ performance and compliance in all material respects with the agreements and covenants contained in the Merger Agreement and the parties’ attainment of certain third-party consents.

Despite our best efforts, we may not be able to satisfy or timely obtain the various closing conditions, and such failure or delay in completing the Transactions may cause uncertainty or other negative consequences that may materially and adversely affect our performance, financial condition, results of operations, share price and the perceived acquisition value.

Failure to complete the Transactions could adversely affect our business.

If the conditions to completion of the Transactions are not met, or if the Transactions are not completed for any other reason, we will be subject to several risks, including, (a) the price of our current common stock may decline if the Transactions are not completed, to the extent our current stock price reflects a market assumption that the Transactions will occur, (b) we will remain liable for significant transaction costs that would be payable even if the Transactions are not completed, (c) a failed transaction may result in negative publicity and a negative impression of us in the investment community, and (d) our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Transactions. For these and other reasons, failure to consummate the Transactions could adversely impact our business, financial condition, results of operations, and share price.

There might be difficulties in integrating 99 Restaurants’ business and operations into our business and operations, and the integration process will place an additional burden on our management and internal resources.

We contemplate that the Transactions will be accretive to the Company’s earnings and result in increased earnings and cash flows for us following the integration of 99 Restaurants into our business. This expectation is based on presumed synergies from consolidation and assumptions based on the projected future performance of the 99 Restaurants’ business. These anticipated benefits will depend in part on whether 99 Restaurants’ operations can be integrated in an efficient and effective manner into our operations, and whether the expected bases or sources of synergies produce the benefits anticipated. Many operational and strategic decisions with respect to 99 Restaurants following its acquisition by us have not been made and may not have been fully identified. These decisions may present significant challenges to management, including the integration of systems and personnel of the two companies, and special risks, including possible unanticipated liabilities, significant one-time write-offs or restructuring charges, unanticipated costs and the loss of key employees. Additionally, we will rely in part upon services provided by ABRH, LLC and FNH under a transition services agreement (“TSA”) for a period of six-to-twelve months following the closing to support many of our integration activities. If the parties are unable to complete the transition within that time frame, the TSA may be renewed for additional periods as discussed therein. There can be no assurance that those parties will continue to perform those services at a level satisfactory to us or that such services may not be required for a longer period of time or at a higher cost than anticipated by our management.

In addition, successful integration of the Company’s and 99 Restaurants’ operations and personnel will place an additional burden on our management and our internal resources. The additional burden could lead to significant diversion of management attention, which could lead to a decline in the Company’s future operating results and thereby negatively impact its share price.

It is possible that the anticipated benefits and synergies from the proposed Transactions cannot be fully realized, may take longer to realize than expected, or may not be realized at all.

While we believe that our expectations regarding the achievement of synergies and other benefits of the Transactions are reasonable, there can be no assurance that the integration of 99 Restaurants’ assets, operations, vendors, management team and culture into ours will be timely or effectively accomplished, and accordingly the anticipated synergies and benefits of the Transactions may not be realized on the timeframe expected, or at all. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses and inconsistencies in standards, controls, procedures and policies that could adversely affect the Company’s ability to maintain relationships with guests, all of which would negatively impact our financial condition, results of operations and cash flows, thereby minimizing or eliminating any anticipated synergies. Further, 99 Restaurants has not historically been operated on a stand-alone basis and, accordingly, there can be no assurance that our assumptions regarding possible synergies are correct.

We have and will continue to incur substantial transaction-related costs in connection with the Transactions.

We have incurred, and expect to continue to incur, a number of non-recurring transaction-related costs in initiating and completing the Transactions, integrating the operations of 99 Restaurants and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees paid to investment bankers, legal and accounting advisors, filing fees and printing costs, public relations costs and transition costs, such as information technology and other back-office transition costs. Additional unanticipated costs may be incurred in the integration process. These costs may be higher than expected and could have a material adverse effect on our financial condition, operating results or value.

The Merger Agreement subjects the Company and 99 Restaurants to restrictions on their respective business activities prior to completion of the Transactions.

The Merger Agreement subjects the Company and 99 Restaurants to restrictions on their respective business activities and obligates the Company and 99 Restaurants to generally operate their respective businesses in the ordinary course consistent with past practice prior to completion of the Transactions. These restrictions could prevent the Company and 99 Restaurants from pursuing attractive business opportunities that arise prior to the completion of the Transactions and are outside the ordinary course of business, or otherwise have an adverse effect on the Company’s or 99 Restaurants’ results of operations, cash flows and financial condition.

The Transactions may be subject to litigation, which could delay the Transactions and prevent the Transactions from being completed.

The Company, the Sellers or 99 Restaurants may in the future be party to legal proceedings and claims related to the Transactions. Legal challenges to the Transactions could result in an injunction, preventing or delaying the completion of the Transactions.

The Merger Agreement limits the ability of the Company to pursue alternatives to the Transactions and may discourage other companies from trying to acquire the Company prior to completion of the Transactions.

The Merger Agreement contains provisions that make it more difficult for the Company to pursue alternatives to the Transactions and limit the ability of the Company to terminate the Merger Agreement prior to completion of the Transactions. These provisions include a general prohibition on the Company from soliciting alternatives to the Transactions and, subject to certain exceptions, entering into discussions relating to an alternative to the Transactions. The Merger Agreement also contains provisions that make it more difficult for the Board to change, withhold, withdraw, qualify or modify its recommendation that Company shareholders approve the Merger Agreement. Subject to certain rights of 99 Restaurants, LLC to match the terms of proposed alternative transactions, the Board may change, withhold, withdraw, qualify or modify its recommendation only if the Board determines in good faith that the failure to change, withhold, withdraw, qualify or modify its recommendations would be inconsistent with its fiduciary duties under applicable law.

In certain cases, including upon termination of the Merger Agreement following a change, withholding, withdrawal, qualification or modification of the recommendation of the Board, the Company will be required to pay to 99 Restaurants, LLC a termination fee of $4,000.

If the Merger Agreement is terminated and the Company determines to seek another business combination or other transaction, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Transactions. In certain circumstances, a termination fee of $4,000 may be payable by the Company if the Merger Agreement is terminated and the Company enters into a definitive agreement with respect to an alternative proposal.

The debt that the Company will assume in connection with the Transactions could adversely affect the Company’s business, financial condition and results of operations.

The Company intends to incur $20,000 of net debt in connection with the Transactions, which the Company intends to promptly repay and refinance following the Closing with the proceeds from increased borrowings pursuant to an amendment to its existing credit facility. The Company expects to be able to meet the estimated principal and interest payments on its debt following the consummation of the Transactions through a combination of cash on hand and future cash flows from operations. Additionally, the Company may incur further indebtedness in the future for other corporate purposes.

The potential significant negative consequences on the Company’s business, financial condition and results of operation that could result from its debt following the completion of the Transactions include:

•

limitations on the Company’s ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•

instances in which the Company is unable to meet the financial covenants contained in its debt agreements or to generate cash sufficient to make required debt payments, which circumstances would have the potential of accelerating the maturity of some or all of the Company’s outstanding indebtedness;

•

the allocation of a substantial portion of the Company’s cash flow from operations to service the Company’s debt, thus reducing the amount of the Company’s cash flow available for other purposes, including operating costs and capital expenditures, that could improve the Company’s competitive position, results of operations or share price;

•	requiring the Company to sell debt or equity securities or to sell some of its core assets, possibly on unfavorable terms, to meet payment obligations;

•	exposing the Company to the risk of increased interest rates, as all of its current borrowings are at variable rates of interest;

•	compromising the Company’s flexibility to plan for, or react to, competitive challenges in its business and limit the Company’s ability to adjust to changing market conditions; and

•	limitations on the Company’s ability to execute business development and acquisition activities to support its strategies.

We will issue a large number of shares of our Class B Common Stock and J. Alexander’s Holdings, LLC will issue Class B Units in connection with the Transactions, which will result in substantial dilution to percentage ownership of the holders of our current common stock. In addition, after the Company registers the resale of the Company’s Class A Common Stock issuable upon exchange of the Class B Units (and the cancellation of a corresponding number of shares of Class B Common Stock), with the SEC, or if the Sellers elect to resell their shares of Class A Common Stock pursuant to an exemption from registration under the Securities Act, the Sellers may elect to sell shares of the Company’s Class A Common Stock on the open market or transfer shares to persons that in turn may sell them on the open market, which may have an adverse effect on the market price of the Company’s Class A Common Stock.

The issuance of the Class B Units and shares of Class B Common Stock will result in substantial dilution of the ownership interests of our existing shareholders (although such ownership will be of a larger company). Because a substantial portion of the purchase price could be classified as goodwill and other intangible assets, the tangible net book value per share of our common stock may be materially lower after the completion of the Transactions. In addition, the Company has agreed to prepare and file with the SEC a Registration Statement on Form S-3 registering the resale of any shares of the Company’s Class A Common Stock issued, at its election, upon exchange of the Class B Units (and the cancellation of a corresponding number of shares of Class B Common Stock) with the SEC. After such shares of the Company’s Class A Common Stock have been registered for resale, or if such resales are made pursuant to an exemption from registration under the Securities Act, the Sellers may elect to sell shares of the Company’s Class A Common Stock in the open market or transfer shares to persons that may then sell such shares in the open market. If the Sellers choose to sell shares of the Company’s Class A Common Stock or the market perceives that such sales could occur, it could have an adverse effect on the market price of the Company’s Class A Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2015, the Company’s Board approved a three-year stock purchase program, effective on such date, under which the Company can repurchase up to 1,500,000 shares of its common stock through October 29, 2018.  As of October 1, 2017, the number of common stock shares purchased as a part of the program totaled 305,059 at an aggregate purchase price of $3,203.  There was no common stock repurchase activity during the quarter and nine-month period ended October 1, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger, dated August 3, 2017, by and among the Company, J. Alexander’s Holdings, LLC, Nitro Merger Sub, Inc., Fidelity National Financial Ventures, LLC, Fidelity Newport Holdings, LLC and 99 Restaurants, LLC (Exhibit 2.1 of Current Report on 8-K filed August 7, 2017 (File No.001-37473), is incorporated herein by reference).

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

10.1

Termination Agreement, dated August 3, 2017, by and between Black Knight Advisory Services, LLC and J. Alexander’s Holdings, LLC (Exhibit 10.1 of Current Report on 8-K filed August 7, 2017 (File No.001-37473), is incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended October 1, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: November 9, 2017	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	/s/ Mark A. Parkey
Mark A. Parkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)