Form 10-K
period 2017-12-31
J. Alexander's Holdings, Inc.
filed 2018-03-15
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2017.

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

As of July 2, 2017, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates was approximately $155,823,981.  For the purpose of this calculation, shares held by affiliates include those shares held by officers and directors of J. Alexander’s Holdings, Inc. as well as controlled companies of such directors.

The number of shares of the Company’s Common Stock, $0.001 par value, outstanding at March 14, 2018 was 14,695,176.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III hereof.

Dollar amounts within this Annual Report on Form 10-K (“Annual Report”) are presented in thousands except for average weekly sales per restaurant, average weekly same store sales per restaurant, average check per guest and per share amounts.

PART I

Item 1. Business

Overview

J. Alexander’s Holdings, Inc. (also referred to herein as “the Company”, “we”, “us” or “our”) owns and operates through its subsidiaries four complementary upscale dining restaurant concepts: J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River Steakhouse and Grill (“Stoney River”). For more than 25 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept. Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In fiscal year 2017, we successfully converted one of our previous J. Alexander’s locations in Ohio to a Lyndhurst Grill, which will continue to offer a contemporary American menu.

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

While each concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings restaurant”. As of December 31, 2017, we operated a total of 44 locations across 15 states. During 2017, we closed one J. Alexander’s location, opened one J. Alexander’s location and opened one Stoney River location. Additionally, as discussed above, during 2017, we converted one J. Alexander’s location to Lyndhurst Grill.

We operate on a 52- or 53-week fiscal year calendar ending on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  For purposes of this Annual Report, references to 2017 generally refer to our fiscal year 2017, which ended on December 31, 2017.  Fiscal years 2017 and 2016 each included 52 weeks of operations, respectively, while fiscal year 2015 included 53 weeks, and the fourth quarter of 2015 included 14 weeks. Our next 53-week fiscal year will occur in 2020.

History and Corporate Structure

The first J. Alexander’s restaurant opened in 1991 in Nashville, Tennessee. From 1991 to 2012, J. Alexander’s restaurants were owned and operated by J. Alexander’s Corporation (“JAC”), the predecessor to J. Alexander’s, LLC. As of March 14, 2018, we operated 19 J. Alexander’s restaurants located in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Michigan, North Carolina, Ohio, Tennessee and Texas.

Stoney River was founded in Atlanta, Georgia in 1996.  From 2000 until 2012, Stoney River was owned and operated by O’Charley’s, Inc., a multi-concept restaurant company that was acquired in April 2012 by affiliates of Fidelity National Financial, Inc. (“FNF”).  In September 2012, JAC was acquired by then Fidelity National Financial Ventures, LLC (“FNFV”, and now conducting business independently as Cannae Holdings, Inc., or “Cannae”), a former wholly owned subsidiary of FNF, and in February 2013, ownership of Stoney River Management Company, LLC and its subsidiaries and related restaurant assets (the “Stoney River Assets”) were transferred to J. Alexander’s Holdings, LLC, then a newly formed, wholly owned subsidiary of FNFV and the principal holding company for the J. Alexander’s restaurant operations. As of March 14, 2018, we operated 12 Stoney River restaurants located in Georgia, Illinois, Kentucky, Maryland, Missouri, North Carolina and Tennessee.

Redlands Grill is a restaurant concept that we launched in the first quarter of 2015 and expanded through the conversion of 12 J. Alexander’s restaurants during the course of fiscal years 2015 and 2016. As of March 14, 2018, we operated 12 Redlands Grill restaurants located in Alabama, Colorado, Florida, Georgia, Illinois, Kentucky, Ohio and Tennessee.

As noted above, the Company also operates a Lyndhurst Grill as of March 14, 2018 in Lyndhurst, Ohio.

J. Alexander’s Holdings, Inc. was incorporated in the State of Tennessee on August 15, 2014. Following certain internal restructuring transactions, J. Alexander’s Holdings, Inc. became the ultimate parent holding company for J. Alexander’s Holdings, LLC’s assets and operations. In the fourth quarter of fiscal year 2015, J. Alexander’s Holdings, Inc. became an independent, publicly-traded company as a result of the “Spin-off” distribution (the “Spin-off”) by FNF of all shares of the Company’s common stock owned by FNF to all holders of FNF’s FNFV Group common stock, as it was known at the time of the Spin-off.

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

In further execution of this strategy, we have transitioned 12 locations to the Redlands Grill concept. We anticipate transitioning a total of between 14 to 16 J. Alexander’s locations to Redlands Grill locations. The benefits of converting existing J. Alexander’s restaurants to Redlands Grill are twofold. In larger metropolitan areas and midsize markets, we can operate an additional restaurant and, in other markets, conversions will reduce the number of J. Alexander’s national locations. This multiple concept strategy will allow us to expand the number of units we operate without directly competing with ourselves in major metropolitan markets and offer our consumers a differentiated look and feel while preserving the made-from-scratch and upscale service our guests have come to expect. During 2017, we transitioned one J. Alexander’s location to the Lyndhurst Grill concept. We do not anticipate transitioning any additional locations to that concept.

The objective of our strategy is to have less of a chain image and allow us to compete more effectively with independently owned upscale American-style dining restaurants. Determining the specific number of restaurants that should operate under the name J. Alexander’s, Redlands Grill, Stoney River or another concept name requires ongoing evaluation, which we expect to refine over time. The Patient Protection and Affordable Healthcare Act of 2010 (the “PPACA”) defines any restaurant with 20 or more locations as being a chain and requires such restaurants to post the caloric content of each menu item. To the extent that this law grouped us with national fast food and casual dining restaurants, it affirmed our belief that being identified as a chain is inconsistent with our upscale concept.

Our Concepts

J. Alexander’s

The first J. Alexander’s restaurant was opened in 1991 in Nashville, Tennessee. Since its inception, J. Alexander’s has been a quality-focused upscale dining restaurant offering a contemporary American menu in a lively environment with attentive, courteous and professional service. J. Alexander’s menu centers around made-from-scratch items with a focus on fresh ingredients providing guests a variety of high quality menu options. We believe J. Alexander’s restaurants have a low table to server ratio which, when coupled with our intensive training program and team approach to table service, allows our servers to provide better, more detail-oriented and attentive service. As of March 14, 2018, we had 19 J. Alexander’s locations in 11 states.

The J. Alexander’s menu features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads; soups; and assorted sandwiches, appetizers and desserts. We place special emphasis on high quality and sustainable seafood and daily specials which enable us to efficiently take advantage of variances in food costs. We also incorporate local “farm-to-table” produce to provide menu variety to our guests. As a part of our commitment to quality, the majority of our soups, sauces, salsa, salad dressings and desserts are made daily from scratch; our steaks are cut in house; and our beef, chicken, seafood and select vegetable offerings are grilled over a genuine hardwood fire. All of our steaks are U.S.D.A. choice beef (or higher) with a targeted aging of 21 to 38 days. We use only Certified Angus Beef ® for all strip steaks and chuck rolls.  We grind chuck fresh daily for our hand-pattied burgers. The J. Alexander’s food menu is complemented by a comprehensive wine list that offers both familiar varietals as well as wines labeled exclusively for our restaurants.

J. Alexander’s restaurants are open for lunch and dinner, seven days a week. The breadth of our menu offering helps generate significant traffic at both lunch and dinner.  Lunch entrées range in price from approximately $11.00 to $36.00, while appetizers and entrée salads range from approximately $8.00 to $20.00. Dinner entrée prices range from approximately $12.00 to $36.00, and dinner appetizers and entrée salads range from approximately $8.00 to $21.00. In 2017, lunch and dinner represented approximately 31% and

69% of sales, respectively. Alcohol was 18% of sales for the same period. Our average unit volumes were approximately $5,900 in 2017, and our highest volume restaurant exceeded $9,100 in annual sales. The average check for J. Alexander’s in 2017 was $31.21.

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

Stoney River Steakhouse and Grill

Stoney River is an upscale steakhouse concept that seeks to provide the quality and service of fine dining steakhouses at a lower price point. Stoney River offers a high quality steakhouse menu and a broad selection of non-steak entrées with an emphasis on featured items. We believe Stoney River restaurants have a low table to server ratio in line with that of “white tablecloth” steakhouses. This, coupled with our intensive training program and team approach to table service, allows our servers to provide highly attentive service. As of March 14, 2018, we had 12 Stoney River restaurants in seven states.

Stoney River offers a high quality steakhouse menu, but unlike menus of many of its more expensive competitors, the menu is not à la carte, and a side item is included with all filets and steaks. Stoney River’s menu features its popular Coffee-Cured Filet Mignon, as well as other U.S.D.A. top choice (or higher) aged beef options. Particularly when compared to steakhouse competitors, Stoney River places special emphasis on a broad selection of steak alternatives including baby back ribs, ahi tuna, pasta, chicken, salmon and other popular non-steak dishes. Beef currently accounts for approximately 73% of our entrée sales. Stoney River also offers an extensive wine list, including high quality and unique selections. The quality of the beef and inclusion of a side item offers our guests a premium offering at a more reasonable price than many steakhouse competitors.

Each restaurant is open for dinner seven days a week, and several are open for lunch or Sunday brunch. Entrées range in price from approximately $12.00 to $44.00, and appetizers and entrée salads range in price from approximately $8.00 to $21.00. Each location has a full bar, and alcohol and wine represented approximately 21% of sales in 2017. Our average weekly same store sales for 2017 were $74,700. During 2017, the average check for Stoney River was $43.05. Stoney River’s basic restaurant design is modeled after an elite and modern mountain lodge-style building. As we executed our recent remodeling program, we elevated the decor to a more updated contemporary feel. We have completed extensive remodels at eight restaurants to date with additional significant exterior remodels at certain locations planned for 2018. Stoney River locations range in size from 6,400 to 8,000 square feet and can accommodate up to 260 guests on average, including private dining spaces. Most locations offer private dining as an option, and private dining accounted for approximately 6.0% of net sales in 2017. Beginning with the opening of the new Stoney River restaurant in Troy, Michigan expected to commence operations in the fourth quarter of 2018, we anticipate that each new Stoney River location will operate as a lunch and dinner service restaurant.

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

Since 1997, we have specifically designed restaurants with different architecture to meet the needs of individual markets. When a restaurant is transitioned from a J. Alexander’s to a Redlands Grill, the architecture remains unique to that site. The J. Alexander’s on West End Avenue in Nashville was the first location we transitioned to a Redlands Grill. The architecture has a contemporary urban streetscape similar to a restaurant in San Francisco or New York. It is the only restaurant in our portfolio with this architectural design. As of March 14, 2018, we operated 12 Redlands Grills in eight states and plan to transition a total of 14 to 16 locations to this concept.

Our Competitive Strengths

Over the more than 25-year operating history of our restaurants, we have developed and refined the following strengths:

Distinct Yet Complementary Concepts

Our concepts have more than 45 years of combined history, strong brand value and exceptional guest loyalty in their core markets. They blend what we believe are the best attributes of fine and casual dining: a focus on high quality food made with fresh ingredients in a scratch kitchen, exceptional service, diverse menus and individualized interior and exterior design unique to each community. Each concept has a distinct identity, and the differentiation in menu and restaurant design is substantial enough that they can successfully operate in the same markets or retail locations.

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

Premium, Freshly Made Cuisine. All of our concepts are committed to preparing high quality food from innovative menus. We are selective in our choice of ingredients and menu offerings, including the grades of beef and the freshness of seafood and vegetables we serve. Substantially all protein and vegetable offerings are delivered fresh to our restaurants and are not frozen in transport or in storage prior to being served, and are predominantly preservative and additive-free. We offer made-to-order items prepared from scratch, with approximately 95% of our items, including stocks, sauces and desserts, made in-house daily. Our food menu is complemented by comprehensive wine lists that offer both familiar varietals as well as wines labeled exclusively for our restaurants. While each restaurant concept’s menu has its own distinctive profile, we strive to continuously innovate with new ingredients and local “farm-to-table” produce to provide specials and limited time featured items to keep the experience new and interesting for our guests. All of our new menu items are developed through a process designed to meet our high standards. An important component of the quality assurance system is the preparation of taste plates. Within each concept, 100% of menu items are taste-tested daily by a manager to ensure that only the highest quality, properly prepared food meeting or exceeding our specifications is served in each restaurant. A key position in each restaurant is the Quality Control coordinator (“QC”). This position is always staffed by a fully-trained manager who inspects every plate of food before it is served to our guests. We believe that the QC inspection by a member of management is a significant and vital factor in maintaining consistent, high food quality.

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

Attractive Unit Economics and Consistent Execution

We believe that we have a long standing track record of consistently producing high average weekly sales and average unit sales volumes and have proven the viability of our concepts in multiple markets and regions. Since the end of the recession, we have successfully increased our average weekly sales from $82,300 in fiscal year 2009 to $112,900 in fiscal year 2017 for the J. Alexander’s / Grills restaurant concepts. Our highest volume J. Alexander’s / Grills restaurant generated net sales of approximately $9,100 in 2017. Since we began operating Stoney River, we have been able to increase the average weekly sales at the Stoney River restaurants even while implementing significant operational improvements and remodeling eight locations. We believe that additional remodels of locations in each of our concepts will contribute to increases in same store sales.

Strong Cultural Focus on Continuous Training

We believe that our stringent employee hiring standards, coupled with our extensive and continuous training programs for all employees, provide outstanding service to our guests at each of our concepts. We prefer to promote our restaurant general managers and regional management from within the organization, and over 60% of those roles are currently filled by individuals promoted from within. We believe that this helps to ensure that our unique focus and culture of excellent service are thoroughly disseminated throughout our restaurants. We seek to hire management prospects from top culinary programs nationwide and to train them in our service levels and processes. It can take three to five years of experience in our system for a management trainee to be qualified for promotion to general manager in one of our locations. We also provide ongoing training opportunities for our back of the house and kitchen staff to ensure they maintain and improve their skills and learn how best to prepare our current and new menu items.

Sophisticated and Scalable Back Office and Operations

We have been in operation for over 25 years and have a long history of operating high volume restaurants. We employ a sophisticated menu development process that has successfully created replicable recipes with a focus on maximizing gross margin by highly efficient use of perishable food inventories to create unique and inviting recipes. Our recipes are developed to use premium ingredients sourced from long standing relationships with high quality vendors. Most of our protein purchases are negotiated directly with our suppliers. We believe this not only reduces overall food costs but enables us to enforce strict standards on orders and adherence to the detailed instruction manual we provide to producers. Because we deal directly with producers, we are also able to take advantage of seasonal products and provide “farm-to-table” options that change with the seasons and ingredient availability through our unique “featured items” menu. Direct relationships with vendors also provide us cost and flexibility advantages that may not be available from third party distributors. We also have a shared services model for our back-office that centralizes certain functionality at our corporate headquarters. Services shared between our concepts include staff training, real estate development, purchasing, human resources, information technology and finance and accounting, further contributing to the complementary nature of our concepts. We believe that the teams we have put in place to manage these functions, and other non-restaurant operations functions, are capable of managing the number of restaurants in our current growth plan with limited additional hires.

From high quality food vendors to technology and maintenance vendors, we believe that we have developed long-term relationships with a highly sophisticated team of vendors capable of effectively servicing our needs as we execute our growth plan. The quality and depth of both our vendor relationships and our shared services have resulted in a scalable platform with the bench strength to support our planned growth with limited adjustments.

Experienced Management Team

We are led by a management team with significant experience in all aspects of restaurant operations. Our experienced team of industry veterans at the executive level has an average of 24 years of restaurant experience, and our 44 general managers, as of December 31, 2017, have an average tenure at J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River of approximately 11.8 years, 12.6 years, 7.1 years and 8.5 years, respectively.

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

We are constantly evaluating potential sites for new restaurant openings and currently have more than 20 locations in more than 15 separate markets under various stages of review and development. We believe that having a large number of sites under review at any one time is necessary in order to meet our development goals. In our experience, sites under analysis often will not result in a new restaurant location for any number of reasons, including the delay or cancelation of larger development projects on which a future restaurant may depend, the loss of potential site locations to competitors or our ultimate determination that a site under review is not appropriate for one of our concepts. We believe that the number of available and potential sites under review by us, the anticipated costs of opening a new restaurant location and our current capital resources will support up to four new store openings annually. However, our ability to open any particular number of restaurants in any calendar year is dependent upon many factors, risks and uncertainties beyond our control as discussed more fully elsewhere in this Annual Report under the heading “Item 1A. Risk Factors”.  The most recent restaurant openings include a J. Alexander’s restaurant in Lexington, Kentucky during March 2017 and a Stoney River restaurant in Chapel Hill, North Carolina in February 2017.  In addition, the Company has announced the signing of leases for its next J. Alexander’s restaurant in King of Prussia, Pennsylvania and its next Stoney River restaurant in Troy, Michigan, which are currently scheduled to open in the second quarter and fourth quarter of 2018, respectively.

We expect that the development of our Redlands Grill and other concepts will further accelerate growth by allowing us to expand into certain markets which currently have a J. Alexander’s and/or Stoney River restaurant that might not otherwise have been considered viable for expansion opportunities.

Improve Margins and Leverage Infrastructure

We believe that our corporate infrastructure can support a restaurant base greater than our existing footprint. As we continue to grow, we expect to drive greater efficiencies in our supply chain and leverage our technology and existing support infrastructure. As we grow our restaurant base, we expect to leverage our corporate infrastructure to enhance margins as we anticipate that general and administrative expenses will grow at a slower rate than our restaurant base and revenues.

Restaurant Design and Site Selection Process

Site Selection

We have developed a targeted site acquisition and qualification process incorporating management’s experience as well as extensive data collection, analysis and interpretation. We are actively developing restaurants in both new and existing markets, and we will continue to expand in selected regions throughout the U.S. We identify and work with local brokers to conduct preliminary research regarding each potential market and location. The preliminary research includes an analysis of traffic patterns, parking, access, demographic characteristics, population density, level of affluence, consumer attitudes or preferences and current or expected co-retail and restaurant tenants. The brokers then present potential sites to our real estate department. If our financial criteria for the site are satisfied, our Chief Executive Officer and Chief Operating Officer visit the site, and, once approved, our management negotiates the lease.

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

Many of our J. Alexander’s and Redlands Grill building designs utilize craftsman-style architecture, featuring natural materials such as stone, wood and weathered copper. Others reflect a blend of international and craftsman architecture featuring elements such as steel, concrete, stone and glass, subtly incorporated to give a contemporary feel. Several of our restaurants also feature a patio complemented by an exposed fire pit. J. Alexander’s, Redlands Grill and Lyndhurst Grill locations typically contain approximately 6,900 to 9,000 square feet with seating for an average of approximately 220 guests. For J. Alexander’s and Redlands Grill locations, we estimate that a new build, excluding land, will require a total cash investment of $5,000 to $6,000 (excluding pre-opening costs and any tenant incentives).

Stoney River locations typically contain approximately 6,400 to 8,000 square feet with seating for an average of approximately 260 guests. Most of our Stoney River locations include private dining spaces, which represented 6.0% of sales at Stoney River in 2017.  Historically, the majority of our Stoney River locations have operated as a dinner service only concept traditionally found within the steakhouse category of restaurants. Beginning with the opening of the new Stoney River restaurant in Troy, Michigan expected to commence operations in the fourth quarter of 2018, we anticipate that each new Stoney River location will operate as a lunch and dinner service restaurant. For Stoney River locations, we estimate that each new build, under the assumption noted above, will require a total cash investment of $5,000 to $6,000 (excluding pre-opening costs and any tenant incentives).

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

Suppliers

To ensure that we maintain consistent price and quality throughout our restaurants, we use centralized contracts or pricing agreements with a network of third-party vendors, suppliers and distributors to provide selected items. We provide each vendor with a set of specifications to ensure that our food quality is maintained at the highest level. Where possible, we also take advantage of local farms or purveyors to provide in-season products to supplement our regular menu with recipes featuring high quality local or “farm-to-table” products. When prices rise on any of our commodities, we work with our menu development team to create new and unique menu additions that can make the most efficient use of the products we have purchased or to improve the food margin of products on the menu.

Beef is the largest percentage of our food costs, representing approximately 30% of total food and beverage costs in 2017. We purchase the majority of our beef directly from the producers, rather than through a distributor or third party supplier. We believe that direct relationships with these vendors provide us cost and flexibility advantages that may not be available from third party distributors. We have purchased beef from our current primary beef supplier for multiple consecutive years and anticipate this will continue for the foreseeable future. We do not hedge our beef purchases, and instead rely on our direct purchases and menu innovation to offset potential price increases.

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

Intellectual Property and Trademarks

We own a number of trademarks and service marks registered with the United States Patent and Trademark Office (“PTO”). We have registered the following marks with the PTO, among others: “J. Alexander’s Restaurant,” “Redlands Grill,” “Black River Angus Beef,” “Black River Premium Beef,” “Legendary Steaks,” “Stoney River,” “Stoney River Legendary Steaks,” “Stoney River Steakhouse and Grill”  and “Stoney River Legendary Filet.” In addition, we have also registered the Internet domain names jalexanders.com, jalexandersholdings.com, redlandsgrill.com, lyndhurstgrill.com and stoneyriver.com, among others, and have registered certain copyrights with the U.S. Copyright Office, including copyrights with respect to the J. Alexander’s menu and the J. Alexander’s cocktail menu.

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

Information Technology

All of our restaurants use computerized point-of-sale systems created by Micros Systems, which we believe are scalable to support our future growth plans. Our restaurants process credit cards using point-to-point encryption (“P2PE”) technology to ensure the highest level of credit card security protection for our guests.  The company recently implemented EMV chip-card technology to provide an additional layer of credit card security.  We utilize a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of our restaurants utilize touch screen point-of-sale and electronic gift card systems, and also employ a theoretical food costing program, all of which were specifically designed for the restaurant industry. We use our management information systems to develop pricing strategies, identify food cost issues, monitor new product acceptance and evaluate restaurant-level productivity. The system also supplies sales, bank deposit and variance data to our accounting department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly detailed profit and loss statements for each location with final reports following the end of each period. We expect to continue to develop our management information systems to assist management in analyzing business issues and to improve efficiency.

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

Employee Matters

As of December 31, 2017, we employed approximately 3,600 persons, including 50 persons on the corporate staff. We believe that our employee relations are good. We are not a party to any collective bargaining agreements.

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

Name and Age	Position
Lonnie J. Stout II, 71	President, Chief Executive Officer and Director
Mark A. Parkey, 55	Executive Vice President, Chief Financial Officer and Treasurer
J. Michael Moore, 58	Executive Vice President and Chief Operating Officer
Jessica Hagler Root, 38	Vice President, Controller, Chief Accounting Officer and Secretary
Jason S. Parks, 46	Vice President and Chief Information Officer
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

Jessica Hagler Root

Ms. Root was promoted to the position of Vice President, Controller and Chief Accounting Officer of the Company effective October 29, 2015, and became the Secretary of the Company in February 2018.  She previously served as Assistant Vice President and Controller of the Company since its formation in August 2014 and held the same positions with J. Alexander’s Holdings, LLC and its subsidiaries since May 2013. Prior to that time, she served JAC in the role of Director of Financial Reporting and Compliance from March 2012 through May 2013 and as Director of Compliance from November 2010 to March 2012. Prior to joining the Company, Ms. Root was a Senior Manager in Audit at KPMG LLP.

Jason S. Parks

Mr. Parks was promoted to Vice President and Chief Information Officer of the Company in February 2018. Prior to that time, Mr. Parks served the Company as the Director of Information Systems since its formation in August 2014, and he held the same position with J. Alexander’s Holdings, LLC and subsidiaries from February 2013 to February 2018 and with JAC from July 1996 to February 2013. Mr. Parks also served in restaurant management from January 1992 to July 1996.  Mr. Parks joined JAC in May 1991 as a server in the first J. Alexander’s restaurant, and was later promoted as the first internal management hire.

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

Cautionary Statement Regarding Forward-Looking Statements

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

•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations and any other future concept locations;
•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	the significant competition we face for guests, real estate and employees;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at existing J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of proposed and future government regulation and changes in healthcare, labor and other laws;
•	our expectations regarding litigation or other legal proceedings;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including tradename and goodwill;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of hurricanes and other weather-related disturbances;
•	the impact of the Management Consultant Agreement with Black Knight; and
•	the other matters described under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Purchases at our restaurants are discretionary for consumers, and we are, therefore, susceptible to economic slowdowns. We believe that consumers generally are more willing to make discretionary purchases, including upscale and high-end restaurant meals, during favorable economic conditions. The most recent economic downturn, uncertainty and disruptions in the overall economy, including high unemployment, reduced access to credit and financial market volatility and unpredictability, and the related reduction in consumer confidence, negatively affected guest traffic and sales throughout our industry, including our category. If the economy experiences a new downturn or there are continued uncertainties regarding U.S. budgetary and fiscal policies, our guests, particularly price-sensitive families and couples and cost-conscious business clientele, may reduce their level of discretionary spending, impacting the frequency with which they choose to dine out or the amount they spend on meals while dining out.

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

•	successfully promoting our new locations and competing in their markets;

•	acquiring food, alcohol and other supplies for new restaurants from local suppliers at reasonable pricing levels; and

•	addressing unanticipated problems or risks that may arise during the development or opening of a new restaurant or entering a new market.

It has generally been our experience that new restaurants generate operating losses while they build sales levels to maturity, with maturity typically achieved within 36 months after opening, but in certain instances it has taken considerably longer. This is due to lower sales generated by new restaurants compared to our restaurants operated in other areas, the costs associated with opening a new restaurant and higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants. For example, there are a number of factors which may impact the amount of time and money we commit to the construction and development of new restaurants, including landlord delays, shortages of skilled labor, labor disputes, shortages of materials, delays in obtaining necessary permits, local government regulations and weather interference. Once the restaurant is open, how quickly it achieves a desired level of profitability is impacted by many factors, including the level of market awareness and acceptance of our concepts when we enter new markets, as well as the availability of experienced, professional staff. Our business and profitability may be adversely affected if it takes longer than expected for our new restaurants to achieve the desired level of profitability.

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

We believe that the required capital investment in our upscale restaurants is high compared to more casual dining restaurants. Failure of a new restaurant to generate satisfactory net sales and profits in relation to its investment could result in our failure to achieve the desired financial return on the restaurant. Additionally, we may require capital beyond the cash flow provided from operations in order to open new units, which may be difficult to obtain on favorable terms, if at all. The terms of any financing we may obtain could impose restrictions on our operations, development and new financings. Further, after a restaurant is opened, we continue to incur significant capital costs associated with our strategy to reinvest in our restaurants in order to maintain the highly attractive, contemporary and comfortable environment in each of our locations that we believe our guests expect. For example, during 2016, we began remodeling one J. Alexander’s restaurant, two Redlands Grill restaurants and one Stoney River restaurant, each of which were completed in 2017. The J. Alexander’s / Grills remodels that began in 2016 and completed in 2017 were routine in nature and resulted in an average cost of approximately $526 as of December 31, 2017. The one remodel at a Stoney River restaurant started in 2016 and was completed in 2017 resulted in a total cost of $414.  During 2017, we began and completed the remodel of one J. Alexander’s restaurant and two Redlands Grill restaurants.  The J. Alexander’s / Redlands Grill remodels were routine in nature and resulted in an average cost of approximately $515 as of the fiscal year end.  For 2018, we intend to complete reinvestments and improvements at our existing locations across all of our concepts at an approximate total cost of $8,900 and to invest approximately $10,000 in new locations. Consequently, our ability to carry out our growth strategy and to execute on development and capital expenditure decisions that we believe to be in our long-term best interest could be limited by the availability of additional financing sources and could involve additional borrowing which would further increase our long-term debt and interest expense.

Our growth, including the development and improvement of our Stoney River and Redlands Grill concepts, may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.

We believe there are opportunities to open up to four restaurants annually beginning in 2019. Our targeted growth will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. We also need to develop concept identity and concept awareness of our Redlands Grill concept. This may require the commitment of a significant amount of human capital and marketing expenditures. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls and information systems, if this infrastructure is insufficient to support our anticipated expansion, our ability to open new restaurants and to manage our existing restaurants could be adversely affected. If we fail to continue to improve our infrastructure or if our infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing restaurants.

If we are unable to successfully transition certain of our J. Alexander’s locations to Redlands Grill locations, we may experience reduced revenue and margins at these locations, which could materially and adversely affect our financial condition and results of operation.

A key element of our business model is to pursue a multiple concept strategy consisting of the development of a number of restaurant concepts competing in the upscale casual dining segment of the restaurant industry. This is intended to, among other things, allow us to avoid being identified as a chain restaurant and to operate multiple concepts in the same market. In furtherance of this strategy, over the past three years we have developed the Redlands Grill concept and have transitioned 12 J. Alexander’s restaurants into Redlands Grills. These conversions are being undertaken in markets and particular locations where we believe the Redlands Grill concept will be successful. However, we may experience a decrease in traffic, revenue or margins related to our strategy.

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

At March 14, 2018, we operated 44 restaurants in 15 states. Because of our relatively small restaurant base, unsuccessful restaurants could have a more adverse effect in relation to our financial condition and results of operations than would be the case in a restaurant company with a greater number of restaurants. For example, our J. Alexander’s locations in Franklin, Tennessee and Plantation, Florida represented approximately 3.6% and 3.9% of our revenues in 2017, respectively.

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

Another key aspect of our growth strategy is increasing same store sales across all restaurants and improving the restaurant-level margins at our Stoney River restaurants to the level achieved at our existing J. Alexander’s and Redlands Grill restaurants. Improving same store sales and restaurant-level margins depends in part on whether we achieve revenue growth through increases in the average check or guest counts. Our ability to improve margins at Stoney River is further impacted by the costs that we have incurred, and will continue to incur, as we strive to improve the quality standards at Stoney River to make them consistent with those at our J. Alexander’s, Redlands Grill and Lyndhurst Grill restaurants. We believe that there are opportunities to increase the average check at our restaurants through, for example, selective introduction of new profitable menu items and increases in menu pricing. However, these strategies may prove unsuccessful, especially in times of economic hardship, as guests may not order new or higher priced items. Further, we believe that part of the appeal of our concepts is the opportunity to experience outstanding, professional service and high-quality menu items at reasonable prices. Consequently, any price increases must be balanced with our desire to meet guest expectations with respect to service and quality at a reasonable value. Modest price increases generally have not adversely impacted guest traffic; however, we expect that there is a price level at which point guest traffic would be adversely affected, and these changes could cause our revenues to decrease. If we are not able to increase our sales at existing restaurants for any reason, our profitability and results of operations could be adversely affected.

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

Beef costs represented approximately 30% of our food and beverage costs during 2017. We currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The beef market is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. We expect that beef prices in 2018 will be consistent with or perhaps experience modest increases due to a potential rise in shipping and freight costs relative to fiscal year 2017.

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

Finally, the prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and, therefore, affect the price of beef. Additional factors beyond our control, including adverse weather and market conditions, disease and governmental food safety regulation and enforcement, may also affect food costs and product availability. Energy prices can also affect our bottom line, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each restaurant. Historically, we have passed increased commodity and other costs on to our guests by increasing the prices of our menu items. There can be no assurance that additional price increases would not affect future guest traffic. Although we believe that our integrated cost systems allows us to anticipate and quickly respond to fluctuations in commodity prices, including beef prices, if prices increase in the future and we are unable to anticipate or react to these increases, or if there are beef shortages, our business and results of operations could be adversely affected.

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

Such changes have also resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted in, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the PPACA, which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. This component of the PPACA is scheduled to become effective on May 7, 2018.

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

In 2010, the PPACA was signed into law in the United States to require healthcare coverage for many uninsured individuals and expand coverage to those already insured. As a result of the elections which took place in November 2016 and related recently proposed legislation, it appears that certain changes to the PPACA might be forthcoming, although there can be no assurances that such changes will be successfully implemented. We currently offer and subsidize a portion of comprehensive healthcare coverage, primarily for our salaried employees. Starting in 2015, the PPACA required us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. It is also possible that by making changes or failing to make changes in our healthcare plans we will become less competitive in the market for our labor. Finally, implementing the requirements of the PPACA is likely to impose additional administrative costs. The costs and other effects of new healthcare requirements did not have a significant effect on our business, financial condition or results of operations in fiscal year 2017, and based on current rules, are not expected to significantly impact us in fiscal year 2018, but they may significantly increase our healthcare coverage costs in future periods and could materially adversely affect our business, financial condition and results of operations.

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

Recently enacted legislation may significantly affect our results of operations, cash flows and financial condition.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017, significantly reforming the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, includes changes to U.S. Federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of certain capital expenditures and modifies or repeals many business deductions and credits. We continue to examine the impact the Tax Act may have on our business. The estimated impact of the Tax Act is based on our management’s current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. We revalued our net deferred tax assets and liabilities at the newly enacted corporate tax rate in fiscal year 2017. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and we continue to assess the impact of the recently enacted federal tax reform legislation on our business and our consolidated financial statements.

A failure to recruit, develop and retain effective leaders, the loss or shortage of personnel with key capacities and skills, could jeopardize our ability to meet growth targets.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff, hosts and servers necessary to meet the needs of our existing restaurants and anticipated expansion schedule, and who can meet the high standards necessary to deliver the levels of food quality, service and professionalism on which our concepts are based. Qualified individuals of the caliber and number needed to fill these positions are in short supply in some communities and competition for qualified employees could require us to pay higher wages and provide greater benefits to attract a sufficient number of skilled employees. Any inability to recruit and retain qualified individuals may also delay the planned openings of new restaurants and could adversely impact our existing restaurants. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in restaurant openings could adversely affect our business and results of operations. Further, increases in employee turnover could have an adverse effect on food quality and guest service resulting in an adverse effect on net sales and results of operations.

Restaurant companies, including ours, have been the target of claims and lawsuits. Proceedings of this nature, if successful, could result in our payment of substantial costs and damages.

In recent years, we and other restaurant companies have been subject to claims and lawsuits alleging various matters, including those that follow. Claims and lawsuits may include class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, the sharing of tips among certain employees, overtime eligibility of assistant managers and failure to pay for all hours worked. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these matters. Accordingly, if we are required to pay substantial damages and expenses as a result of these types or other lawsuits, our business and results of operations would be adversely affected.

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

We may be subject to transaction-related claims such as the claims filed in connection with our proposed acquisition of Ninety Nine Restaurant and Pub (“99 Restaurants”).

Additionally, certain of our tax returns and employment practices are subject to audits by the U.S. Internal Revenue Service (the “IRS”) and various state tax authorities. Such audits could result in disputes regarding tax matters that could lead to litigation that would be costly to defend or could result in the payment of additional taxes, which could affect our business, results of operations and financial condition. Additionally, we could be liable for tax liabilities resulting from tax audits of our partners that were in place during the time prior to our Spin-off when we were taxed as a partnership.

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

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, Hepatitis A, avian flu or “SARS”, H1N1 or “swine flu” or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” If a virus or disease is foodborne, or perceived to be foodborne, future outbreaks may adversely affect the price and availably of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. If a virus is transmitted by human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which events could adversely affect our restaurant guest volume, and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level.

We occupy most of our restaurants under long-term, non-cancelable leases for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms.

At March 14, 2018, we are a lessee under both ground leases (under which we lease the land and build our own restaurants on such land) and improved leases (where the lessor owns the land and the building) with respect to 26 current restaurant locations as well as two restaurant locations to be opened during 2018, two restaurant locations closed in 2013 and leased corporate office space in Nashville, Tennessee. Many of our current leases are non-cancelable and typically have terms ranging from approximately 15 to 20 years and provide for rent escalations and for one or more five-year renewal options. We are generally obligated to pay the cost of property taxes, insurance and maintenance under such leases, and certain of our leases provide for contingent rentals based upon a percentage of sales at the leased location. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments under one of our leases after a restaurant closes, or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

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

Payments under our operating leases account for a significant portion of our operating expenses, and we expect the new restaurants we open in the future will similarly be leased by us. Specifically, cash payments under our operating leases accounted for approximately 3.0% of our restaurant operating expenses in 2017. Our substantial operating lease obligations could have significant negative consequences, including:

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

J. Alexander’s, LLC is currently the borrower on a Second Amended and Restated Loan Agreement with Pinnacle Bank which consists of the following loans:

•	a seven-year $15,000 mortgage loan dated September 3, 2013;

•	a five-year $20,000 development line of credit (“Development Line of Credit”) dated May 20, 2015;

•	a five-year $10,000 term loan dated May 20, 2015; and

•	a three-year $1,000 revolving line of credit (“Revolving Line of Credit”) dated September 3, 2016.

Our outstanding indebtedness under these loans is $19,972 as of December 31, 2017, and $17,000 is available for borrowing under the above stated lines of credit. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may significantly impact our business, including the following:

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

Our credit facility may limit our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Specifically, these covenants require that we have a fixed charge coverage ratio of at least 1.25:1 and maintain a leverage ratio (adjusted debt to EBITDAR (as defined in the credit facility)) that may not exceed 4.0:1, in each case, as of the end of any fiscal quarter on a trailing four quarters basis. As of December 31, 2017, we were in compliance with each of these covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these debt covenants or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected.

Our credit facility carries floating interest rates, thereby exposing us to market risk related to changes in interest rates. Accordingly, our business and results of operations may be adversely affected by changes in interest rates. Assuming a 100 basis point increase on our base interest rate on our credit facility and a full drawdown on both of the Revolving Line of Credit and Development Line of Credit, our interest expense would increase by approximately $370 over the course of 12 months. As of December 31, 2017, the balance outstanding under the $15,000 term loan was $7,917, no borrowings were outstanding under the $1,000 Revolving Line of Credit and $4,000 in borrowings was outstanding under the $20,000 Development Line of Credit. At December 31, 2017, we also had $8,055 outstanding under the $10,000 term loan dated May 20, 2015, which was used to refinance the remaining outstanding balance under a $20,000 related party promissory note assumed from then FNFV and payable to FNF (“FNF Note”).

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

We have registered the names J. Alexander’s Restaurant, Redlands Grill, Lyndhurst Grill, Stoney River Steakhouse and Grill and certain other names and logos used by our restaurants as trade names, trademarks or service marks with the PTO. The success of our business depends in part on our continued ability to utilize our existing trade names, trademarks and service marks as currently used in order to increase our restaurant concept awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our restaurant concepts and may cause a decline in our revenues and force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets. While we may take protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Any such unauthorized usage or imitation of our intellectual property, including the costs related to enforcing our rights, could adversely affect our business and results of operations.

Information technology system failures or breaches of our network security, including with respect to confidential information, could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants and integrated cost systems that are instrumental in our procurement processes and in managing our food costs. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could limit our ability to anticipate and react quickly to changing food costs and could subject us to litigation or actions by regulatory authorities. In addition, the majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their guests has been stolen or compromised. If this or another type of breach occurs at one of our restaurants, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card information. Although we have made significant efforts to secure our computer network and to update and maintain our systems and procedures to meet the payment card industry data security standards, including the implementation of P2PE and EMV credit card security systems, our computer network could nevertheless be compromised and confidential information, such as guest credit card information, could be misappropriated. Any such claim, proceeding or action by a regulatory authority, or any adverse publicity resulting from such breaches and disruptions, or allegations of such breaches and disruptions, could adversely affect our business and results of operations. Although we maintain a cyber-risk insurance program, available coverage and policy limits may not adequately cover or compensate us in the event of a security incident.

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

Certain of our restaurants are located in regions of the country which are commonly affected by hurricanes and tropical storms or extreme winter weather. Restaurant closures resulting from evacuations, damage or power or water outages caused by hurricanes, tropical storms, other natural disasters and winter weather could adversely affect our net sales and profitability. To the extent we maintain insurance policies or programs to mitigate the impact of these risks, our cash flows may be adversely impacted by delay in the receipt of proceeds under those policies or the proceeds may not fully offset any such losses.

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

The continued ownership of FNF common stock and Cannae common stock by some of our directors may create, or may create the appearance of, conflicts of interest.

Because of their current or former positions with FNF, certain of our non-employee directors own FNF common stock and Cannae common stock. These holdings in FNF common stock and Cannae common stock may be significant for some of these persons compared to that person’s total assets. Even though our Board includes directors who are independent from both FNF and our Company under the applicable rules of the SEC and New York Stock Exchange (“NYSE”), ownership of FNF common stock and Cannae common stock by our directors and officers after the separation may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for FNF than they do for us.  In addition, some of our directors are members of the board of directors of FNF and/or Cannae or subsidiaries of FNF or Cannae, which may in the future create, or may create the appearance of, conflicts of interests.

We could have potentially received better terms from unaffiliated third parties than the terms we received in our agreements with FNF and its affiliates.

The agreements we entered into with FNF or its affiliates in connection with the separation include the Separation and Distribution Agreement and the Management Consulting Agreement, each of which were negotiated in the context of the separation while we were still a majority-owned subsidiary of FNF. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or a management team independent of FNF. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third-parties. The terms of the agreements negotiated in the context of the separation relate to, among other things, the consideration to be paid to Black Knight Advisory Services, LLC (“Black Knight” or “Management Consultant”) for management services under the Management Consulting Agreement. Arm’s-length negotiations between FNF and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to us.

Under our Management Consulting Agreement with Black Knight Advisory Services, LLC, we have agreed to pay cash compensation equal to 3% of our annual Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) which could result in significant increases in management fees and our expenses.

Under our Management Consulting Agreement with Black Knight, we have agreed to pay 3% of our annual Adjusted EBITDA to the Management Consultant in consideration for management consulting services. As we continue to execute our business plan and grow our concepts, we expect to generate increased Adjusted EBITDA which would result in automatic increases in the amounts payable to the Management Consultant under the Management Consulting Agreement. We have also issued Class B Units to the Management Consultant reflecting profits interest in J. Alexander’s Holdings, LLC. Although these arrangements are designed to align the interests of the Management Consultant with our public shareholders, the compensation payable to the Management Consultant could be substantial as we generate increased levels of Adjusted EBITDA. In such circumstances, the amount of profits allocable to our shareholders and the amount of cash flow otherwise available to us for other corporate purposes, including dividends or other distributions to our shareholders, would be reduced.

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

If we elect to have J. Alexander’s Holdings, LLC make cash payments for future exchanges of Class B Units in lieu of issuing shares of common stock, such payments may reduce the amount of cash that would otherwise be available for our business.

If we elect to have J. Alexander’s Holdings, LLC make cash payments in lieu of issuing shares of common stock upon exchanges of Class B Units made by members of our management, such payments may require the payment of significant amounts of cash and may reduce the amount of overall cash flow that would otherwise be available for use in our business. In such event, our ability to successfully execute our growth strategy may be negatively affected.

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

United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Any such change could have a significant effect on our reported financial results.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company as defined under the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of Sarbanes-Oxley, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We may take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), (2) the last day our first fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period and (4) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter.

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

We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of some of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we are unable to implement and maintain the effectiveness of our internal control over financial reporting, our independent registered public accounting firm may not be able to provide an unqualified report on our internal controls, which could adversely affect our stock price.

Pursuant to Section 404 of Sarbanes-Oxley and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management is required to report on the effectiveness of our internal control over financial reporting. In addition, once we no longer qualify as an emerging growth company under the JOBS Act and lose the ability to rely on the exemptions related thereto discussed above, our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting under Section 404. We may encounter problems or delays in completing the implementation of any changes necessary to our internal control over financial reporting to conclude such controls are effective. If we conclude and, once we no longer qualify as an emerging growth company under the JOBS Act, our independent registered public accounting firm concludes, that our internal control over financial reporting is not effective, investor confidence and our stock price could decline.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NYSE rules, and result in a breach of the covenants under our financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our common stock.

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

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both, and may result in future limitations under the tax code that could reduce the rate at which we utilize any net operating loss carryforwards to reduce our taxable income. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control and may have the effect of reducing the market price of our common stock and diluting the ownership interest of existing stockholders in J. Alexander’s Holdings, Inc.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 14, 2018, we operated 19 J. Alexander’s restaurants, 12 Redlands Grill restaurants, one Lyndhurst Grill restaurant and 12 Stoney River restaurants. The following table gives the locations of, and describes our interest in, the land and buildings used in connection with our restaurants:

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

Our corporate offices are located in leased office space in Nashville, Tennessee. In addition to the properties listed in the table above, we remain party to two additional leases for closed locations, one of which we have subleased to a third party through the term of the original lease. We are also party to two additional leases for restaurants expected to open in King of Prussia, Pennsylvania and Troy, Michigan in the second and fourth quarters of 2018, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of J. Alexander’s Holdings, Inc. trades on the NYSE under the symbol “JAX.” The following table details the per share range of high and low sales prices for shares of our common stock for the quarterly periods indicated, as reported in price quotations from the NYSE:

2017:	Low	High
First Quarter	$9.00	$10.85
Second Quarter	9.65	12.25
Third Quarter	9.30	12.30
Fourth Quarter	9.00	12.25

2016:	Low	High
First Quarter	$8.52	$11.03
Second Quarter	9.18	10.90
Third Quarter	9.16	10.35
Fourth Quarter	8.35	11.00

The closing sale price of our common stock on March 14, 2018 was $11.45.

 Holders of Our Common Stock

The number of record holders of J. Alexander’s Holdings, Inc. common stock at March 14, 2018, was approximately 3,700. A substantially greater number of shareholders hold our stock in “street name” and such shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

The Company has not paid a dividend since listing its common stock on the NYSE during the fourth quarter of 2015. We currently intend to retain all available funds and any future earnings to fund the development, operations and growth of our business and to repay indebtedness and repurchase shares, and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on shares of our common stock is limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of current agreements governing our indebtedness. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors deemed relevant by our board of directors.

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

Share Repurchase Program

On October 29, 2015, J. Alexander’s Holdings, Inc.’s Board of Directors (the “Board”) approved a three-year stock purchase program, effective on such date, under which the Company can repurchase up to 1,500,000 shares of its common stock through October 29, 2018.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of March 14, 2018, the number of shares that have been repurchased and retired under this program totaled 305,059 for an aggregate purchase price of $3,203.  There was no common stock repurchase activity during fiscal year 2017 or in fiscal year 2018 through the date of this Annual Report.

Equity Compensation Plan Information

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2017. On March 15, 2017, our Board approved the First Amendment to the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan (the “Plan”) which was included in the 2016 Annual Report on Form 10-K as Exhibit 10.9, and incorporated herein by reference.  The amendment made certain clarifying changes to the Plan and updated certain provisions.

Recent Sales of Unregistered Securities

In August 2014, in connection with our formation, we issued 1,000 shares of common stock to then FNFV for an aggregate consideration of $1.00. These securities were issued in reliance on the exemption contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the sale.

In connection with the reorganization transaction, prior to the Spin-off, we issued to then FNFV, Newport Global Opportunities Fund AIV-A LP (operating under a new fund name “Newport Global Opportunities Fund I-A LP” effective January 7, 2016) and each other person holding membership interests of J. Alexander’s Holdings, LLC, approximately 15 million shares of common stock in consideration of the delivery to us of all of the outstanding limited liability company membership interests of J. Alexander’s Holdings, LLC held by such persons. These shares of common stock were issued in reliance on the exemption contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Comparison of Cumulative Total Return

The following graph compares the cumulative stockholders return on our common stock from September 29, 2015 (the effective date on which we began trading under the symbol “JAX” on the NYSE) through December 31, 2017 to that of the total return index for the S&P 500, S&P Smallcap 600 and S&P Restaurants industry sector assuming an investment of $100 on September 29, 2015. In calculating total stockholder return for this period, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data

The following table summarizes consolidated financial information of J. Alexander’s Holdings, Inc. Our financial results for the years ended December 28, 2014 and December 29, 2013 are the historical results of J. Alexander’s Holdings, LLC, including the earnings prior to and up to September 27, 2015. The selected historical financial data set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of Part II to this Annual Report.

(Dollars in thousands, except Per Share Data)	Year Ended December 31, 2017 (1)	Year Ended January 1, 2017 (1)	Year Ended January 3, 2016 (1)	Year Ended December 28, 2014 (1)	Year Ended December 29, 2013 (1)
Statement of Operations Data:
Net Sales	$233,255	$219,582	$217,914	$202,233	$188,223
Depreciation and amortization of restaurant property and equipment	9,999	8,834	8,222	7,652	7,228
Pre-opening expenses	1,038	1,443	275	681	-
Transaction and integration expenses	3,529	64	7,181	785	(217)
Asset impairment charges and restaurant closing costs	132	3	5	5	2,094
Income from continuing operations before income taxes	6,426	9,539	7,339	9,286	7,824
Loss from discontinued operations	(439)	(434)	(429)	(443)	(4,785)
Net income	7,334	7,043	5,355	8,515	2,901
Balance Sheet Data:
Cash and cash equivalents	10,711	6,632	13,424	13,301	18,069
Working capital (deficit) (2)	(11,297)	(13,331)	(3,574)	(4,102)	1,001
Total assets	169,651	163,038	155,836	150,638	150,981
Total debt	19,781	23,307	20,893	22,651	34,520
Total members' / stockholders' equity	113,861	104,320	98,803	96,889	88,455
Other Financial Data:
Net cash provided by operating activities	21,260	16,417	16,010	17,955	15,907
Net cash used in investing activities	(13,568)	(21,016)	(13,986)	(10,693)	(6,126)
Net cash used in financing activities	(3,613)	(2,193)	(1,901)	(12,030)	(2,839)
Capital expenditures	13,312	20,777	11,431	10,536	6,610
Per Share Data:
Basic earnings per share:
Income from continuing operations, net of tax	$0.53	$0.50	$0.39	$0.60	$0.51
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)	(0.03)	(0.32)
Basic earnings per share (3)	$0.50	$0.48	$0.36	$0.57	$0.19
Diluted earnings per share:
Income from continuing operations, net of tax	$0.53	$0.50	$0.38	$0.60	$0.51
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)	(0.03)	(0.32)
Diluted earnings per share (3)	$0.50	$0.47	$0.36	$0.57	$0.19
(1)

We utilize a 52- or 53-week accounting period which ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. Fiscal years 2017, 2016, 2014 and 2013 each included 52 weeks of operations.  Fiscal year 2015 included 53 weeks of operations, including 14 weeks in the fourth quarter.

(2)	Defined as total current assets minus total current liabilities.
(3)	Per share amounts may not sum due to rounding.

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

While each concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.”  As of December 31, 2017, we operated a total of 44 locations across 15 states. During 2017, we closed one J. Alexander’s location, opened one J. Alexander’s location and opened one Stoney River location. Additionally, as discussed above, during 2017, we converted one J. Alexander’s location to Lyndhurst Grill.

We believe our concepts deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant with architecture and design that varies from location to location.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 44 restaurants across 15 states as of March 14, 2018.  Our net sales growth since 2009 has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants, and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our concepts, grow our revenue and improve our profitability by:

•	pursuing new restaurant development;
•	expanding beyond our current existing restaurant concepts;
•	increasing our same store sales through providing high quality food and service; and
•	improving our margins and leveraging infrastructure.

We believe there are opportunities to open up to four new restaurants annually.  We are actively pursuing development opportunities within certain of our concepts, and we are currently evaluating approximately 20 locations in approximately 15 separate markets in order to meet our stated growth objectives. The most recent restaurant openings include a J. Alexander’s restaurant in Lexington, Kentucky in March 2017 and a Stoney River restaurant in Chapel Hill, North Carolina in February 2017.  In addition, the Company has announced the signing of leases for its next J. Alexander’s restaurant in King of Prussia, Pennsylvania currently expected to open during the second quarter of 2018 and its next Stoney River restaurant in Troy, Michigan currently expected to open during the fourth quarter of 2018.

The locations that have been transitioned from a J. Alexander’s restaurant to a Redlands Grill restaurant and the location which converted to Lyndhurst Grill during 2017 have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales. We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations. Our same store restaurant base consisted of 41 restaurants at each of December 31, 2017 and January 1, 2017. Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Average Weekly Same Store Sales. Average weekly same store sales per restaurant is computed by dividing total restaurant same store sales for the period by the total number of days all same store restaurants were open for the period to obtain a daily sales average. The daily same store sales average is then multiplied by seven to arrive at average weekly same store sales per restaurant. Days on which restaurants are closed for business for any reason other than scheduled closures on Thanksgiving and Christmas are excluded from this calculation. Sales and sales days used in this calculation include only those for restaurants in operation at the end of the period which have been open for more than 18 months. Revenue associated with reduction in liabilities for gift cards which are considered to be only remotely likely to be redeemed (based on historical redemption rates) is not included in the calculation of average weekly same store sales per restaurant.

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

Pre-opening Expenses. Pre-opening expenses are costs incurred prior to opening a restaurant, and primarily consist of manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities, as well as lease costs incurred prior to opening. We currently target pre-opening costs per restaurant at approximately $675.

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

Results of Operations

Year Ended December 31, 2017 (52 weeks) Compared to Year Ended January 1, 2017 (52 weeks)

The following tables set forth, for the periods indicated, (i) the items in the Company’s Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Year Ended
	December 31,	January 1,	Percent Change
(Dollars in thousands)	2017	2017	2017 vs. 2016

Net sales	$233,255	$219,582	6.2%
Costs and expenses:
Cost of sales	74,548	69,320	7.5
Restaurant labor and related costs	71,541	67,102	6.6
Depreciation and amortization of restaurant property and equipment	9,999	8,834	13.2
Other operating expenses	46,590	43,873	6.2
Total restaurant operating expenses	202,678	189,129	7.2
Transaction and integration expenses	3,529	64	NCM
General and administrative expenses	18,886	18,852	0.2
Pre-opening expenses	1,038	1,443	(28.1)
Total operating expenses	226,131	209,488	7.9
Operating income	7,124	10,094	(29.4)
Other income (expense):
Interest expense	(816)	(662)	23.3
Other, net	118	107	10.3
Total other expense	(698)	(555)	25.8
Income from continuing operations before income taxes	6,426	9,539	(32.6)
Income tax benefit (expense)	1,347	(2,062)	NCM
Loss from discontinued operations, net	(439)	(434)	1.2
Net income	$7,334	$7,043	4.1%

Note: NCM means not considered meaningful.

	Year Ended
As a Percentage of Net Sales:	December 31,	January 1,
	2017	2017
Costs and expenses:
Cost of sales	32.0%	31.6%
Restaurant labor and related costs	30.7	30.6
Depreciation and amortization of restaurant property and equipment	4.3	4.0
Other operating expenses	20.0	20.0
Total restaurant operating expenses	86.9	86.1
Transaction and integration expenses	1.5	0.0
General and administrative expenses	8.1	8.6
Pre-opening expenses	0.4	0.7
Total operating expenses	96.9	95.4
Operating income	3.1	4.6
Other income (expense):
Interest expense	(0.3)	(0.3)
Other, net	0.1	0.0
Total other expense	(0.3)	(0.3)
Income from continuing operations before income taxes	2.8	4.3
Income tax benefit (expense)	0.6	(0.9)
Loss from discontinued operations, net	(0.2)	(0.2)
Net income	3.1%	3.2%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Grills	32	32
Stoney River Steakhouse and Grill	12	11

Average weekly sales per restaurant:
J. Alexander's Restaurant / Grills	$112,900	$109,800
Percent change	2.8%
Stoney River Steakhouse and Grill	$75,400	$74,200
Percent change	1.6%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Grills	$114,500	$111,200
Percent change	3.0%
Stoney River Steakhouse and Grill	$74,700	$72,000
Percent change	3.8%

Net Sales

Net sales increased by $13,673, or 6.2%, in fiscal year 2017 compared to fiscal year 2016 due, in part, to an increase in same store sales at the J. Alexander’s / Grills restaurants of $4,714 and at Stoney River restaurants of $1,619.  Further, sales in fiscal year 2017 attributable to the three restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $7,947 and $2,613 for the J. Alexander’s / Grills and Stoney River concepts, respectively.  These sales increases were partially offset by the impact of the closure of the J. Alexander’s restaurant in Houston, Texas in the first quarter of 2017 which resulted in a sales decrease of $3,220 relative to fiscal year 2016.

During fiscal year 2017, six of the Company’s restaurants in Florida were closed for a total of 36 days due to the impact of Hurricane Irma.  Management estimates the impact of such closures was approximately $650 in lost revenue, and a decrease to income from continuing operations before income taxes of approximately $400, consisting of approximately $300 of lost restaurant operating income and approximately $100 of food spoilage losses, cleanup costs and expenses associated with reopening the restaurants.

We recognize revenue from reductions in liabilities for gift cards which, although they do not expire, are considered to be only remotely likely to be redeemed (based on historical redemption rates). These revenues are included in net sales in the amounts of

$311 for 2017 and $347 for 2016. Based on our historical experience, we consider the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.

Average weekly same store sales at J. Alexander’s / Grills restaurants for 2017 increased by 3.0% to $114,500, compared to $111,200 in 2016.  Average weekly same store sales at Stoney River restaurants for 2017 increased by 3.8% to $74,700, compared to $72,000 in 2016.

At J. Alexander’s / Grills, the average check per guest, including alcoholic beverage sales, increased by 2.6% to $31.21 in 2017 up from $30.41 in 2016. Within the same store base of restaurants, the average check per guest also increased by 2.6% in fiscal year 2017 relative to fiscal year 2016. Management estimates that the effect of menu price increases was approximately 1.9% in 2017 compared to 2016. This price increase estimate reflects nominal amounts of menu price changes, without regard to any change in product mix because of price changes, and may not reflect amounts actually paid by guests.  Management estimates that weekly average guest counts increased by approximately 0.3% in 2017 compared to 2016 within the same store base of restaurants as well as on a consolidated basis.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 2.4% to $43.05 in 2017 from $44.13 in 2016, with the decrease due to notable increases in day part sales with the introduction of lunch and dinner service at certain locations and brunch offerings at other locations as well as certain other initiatives to increase guest traffic. Because brunch and lunch items generally are at a lower price point, these initiatives served to decrease the average check per guest as a concept. For the 11 locations in the same store base of restaurants the average check per guest in 2017 totaled $43.17 compared to $44.13 in 2016, a decrease of 2.2%. Management estimates that the effect of menu price increases was even in 2017 compared to 2016.  Management estimates that weekly average guest counts within the same store base of restaurants increased by approximately 5.5% in 2017 compared to 2016. For all locations, weekly average guest counts increased by 4.2% in 2017 compared to 2016.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 86.9% of net sales in 2017 from 86.1% in 2016. The increase in 2017 was due primarily to the effect of higher cost of sales, labor costs and additional depreciation and amortization of restaurant equipment as a result of the opening of two new restaurants and the remodeling of other restaurants.

Cost of sales, which includes the cost of food and beverages, increased to 32.0% of net sales in 2017 compared to 31.6% of net sales in 2016. The Company was impacted by higher input costs in certain food categories including seafood, primarily crab, poultry, produce and dairy, partially offset by decreases in certain other food categories as well as higher input costs for alcoholic beverages.  Management estimates that inflation totaled 1.6% within the J. Alexander’s / Grills locations and 2.0% at the Stoney River concept for 2017.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 30% of the food and beverage cost category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Grills restaurants were lower in 2017 than 2016 by approximately 0.6%, and at Stoney River, prices paid for beef were up 1.5% in 2017 compared to 2016. Our beef purchases currently remain subject to variable market conditions. We expect that beef prices in 2018 will be consistent with or perhaps experience modest increases due to a potential rise in shipping and freight costs relative to fiscal year 2017. We continually monitor the beef market and if there are significant changes in market conditions or if attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs totaled 30.7% and 30.6% of net sales in 2017 and 2016, respectively, with the increase in 2017 due primarily to the impact of higher labor costs as a percentage of net sales incurred in the one new J. Alexander’s restaurant opened during the latter part of the fourth quarter of 2016 and the one new J. Alexander’s restaurant and the one new Stoney River restaurant which opened during the first quarter of 2017.  Labor costs in our new restaurants generally run higher in the early months of operations while experience is gained by newer restaurant employees and efficiencies are established in both the front and back-of-house operations.  There was only one new Stoney River restaurant and, to a lesser extent, one new J. Alexander’s restaurant opened in December 2016 that impacted fiscal year 2016 labor in a similar fashion.

Depreciation and amortization of restaurant property and equipment increased by $1,165, or 13.2%, in 2017 compared to 2016 primarily due to the impact of the three new restaurants which opened in the fourth quarter of 2016 and the first quarter of 2017.  Further, we recorded additional depreciation expense in fiscal year 2017 associated with restaurant remodels which occurred during the latter part of 2016 and during 2017.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, remained consistent as a percentage of net sales in fiscal year 2017 relative to fiscal year 2016 at 20.0%. While the Company recorded increased expense in 2017 with respect to contracted services, rent and various other operating costs as well as additional expenses incurred for labor and clean up at our Florida locations due to the impact of Hurricane Irma, these increases were offset by decreased expense for insurance, menu, laundry and linen and repairs and maintenance costs, as well as the effect of higher same store sales at each concept for the year.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $34, or 0.2%, in 2017 compared to 2016. The more significant increases in fiscal year 2017 included non-cash share-based compensation related to stock option grants made in November 2016, salaries, including those for restaurant management trainees, incentive compensation, deferred compensation, travel, legal fees, franchise taxes, payroll processing fees, public relations, employee relocation costs and less significant expense categories, which partially offset the favorable impact of lower expense associated with accounting and auditing services, workers’ compensation insurance, employee education and training, market research, temporary services and other less significant expense categories. Further, non-cash share-based compensation expense associated with the Black Knight profits interest grant totaled $942 during fiscal year 2017 compared to $2,039 recorded during fiscal year 2016, while consulting fees earned by Black Knight during fiscal year 2017, totaled $809 compared to $700 during fiscal year 2016. Finally, we recorded $125 in restaurant closing costs associated with the J. Alexander’s restaurant in Houston, Texas which closed during the first quarter of 2017 as a component of “General and administrative expenses” in the Consolidated Statements of Income and Comprehensive Income. Expenses associated with the closure of the Houston, Texas restaurant have not been included in discontinued operations as its closure does not represent a strategic shift that will have a major effect on our operations and financial results.

Transaction Costs

We incurred non-recurring transaction and integration expenses totaling $3,529 and $64 during fiscal years 2017 and 2016, respectively.  Transaction costs consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. Integration costs consist primarily of consulting and legal costs. The $64 of transaction costs incurred in fiscal year 2016 related to the finalization of the Spin-off distribution transaction that occurred in fiscal year 2015. During fiscal year 2017, we incurred transaction costs associated with the proposed acquisition of 99 Restaurants, which consisted primarily of fees associated with obtaining a fairness opinion, legal, consulting and other professional fees as well as other miscellaneous costs. Refer to Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 20 – Subsequent Events for more information.

Pre-opening Expenses

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and includes manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant. During fiscal years 2017 and 2016, preopening costs of $1,038 and $1,443, respectively, were recorded.    During fiscal year 2017, pre-opening expense was primarily associated with a new J. Alexander’s restaurant in Lexington, Kentucky which commenced operations in March 2017 and the Stoney River restaurant in Chapel Hill, North Carolina which opened in February 2017. A smaller portion of this expense pertained to the J. Alexander’s restaurant in King of Prussia, Pennsylvania, which commenced construction during the year, and the Stoney River restaurant in Troy, Michigan, each of which we currently plan to open in 2018. For fiscal year 2016, the Company incurred pre-opening costs which were the result of the opening of the Stoney River location in Germantown, Tennessee in January 2016 and a new J. Alexander’s restaurant in Raleigh, North Carolina in December 2016. Also, a portion of the pre-opening costs in 2016 related to the commencement of construction for the J. Alexander’s restaurant in Lexington as well as the Stoney River restaurant in Chapel Hill.

Other Income (Expense)

Interest expense increased by $154, or 23.3%, in 2017 compared to 2016, primarily as a result of an increase in interest rates with respect to our credit facilities which are discussed in greater detail below.  These increases were partially offset by the capitalization of interest related to restaurants under construction during fiscal year 2017.

Income Taxes

We reported an income tax benefit of $1,347 in 2017 compared to income tax expense of $2,062 in 2016, reflecting the Company’s federal, state and local income tax liability for its allocable share of income of J. Alexander’s Holdings, LLC. The decrease of $3,409 in fiscal year 2017 as compared to fiscal year 2016 primarily relates to the impact of lower pre-tax income as well as the estimated impact of the Tax Act enacted in December 2017.

Discontinued Operations

In 2013, two J. Alexander’s restaurants were closed that were considered to be discontinued operations.  Losses from discontinued operations totaling $439 and $434 for fiscal years 2017 and 2016, respectively, consist solely of exit and disposal costs which are primarily related to continuing obligations under leases.

Year Ended January 1, 2017 (52 weeks) Compared to Year Ended January 3, 2016 (53 weeks)

The following tables set forth, for the periods indicated, (i) the items in the Company’s Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Year Ended
	January 1,	January 3,	Percent Change
(Dollars in thousands)	2017	2016	2016 vs. 2015
	(52 weeks)	(53 weeks)
Net sales	$219,582	$217,914	0.8%
Costs and expenses:
Cost of sales	69,320	68,806	0.7
Restaurant labor and related costs	67,102	65,860	1.9
Depreciation and amortization of restaurant property and equipment	8,834	8,222	7.4
Other operating expenses	43,873	43,076	1.9
Total restaurant operating expenses	189,129	185,964	1.7
Transaction and integration expenses	64	7,181	NCM
General and administrative expenses	18,852	16,094	17.1
Pre-opening expenses	1,443	275	NCM
Total operating expenses	209,488	209,514	(0.0)
Operating income	10,094	8,400	20.2
Other income (expense):
Interest expense	(662)	(1,158)	(42.8)
Other, net	107	97	10.3
Total other (expense) income	(555)	(1,061)	(47.7)
Income from continuing operations before income taxes	9,539	7,339	30.0
Income tax expense	(2,062)	(1,555)	32.6
Loss from discontinued operations, net	(434)	(429)	1.2
Net income	$7,043	$5,355	31.5%

Note: NCM means not considered meaningful.

	Year Ended
As a Percentage of Net Sales	January 1,	January 3,
	2017	2016
Costs and expenses:	(52 weeks)	(53 weeks)
Cost of sales	31.6%	31.6%
Restaurant labor and related costs	30.6	30.2
Depreciation and amortization of restaurant property and equipment	4.0	3.8
Other operating expenses	20.0	19.8
Total restaurant operating expenses	86.1	85.3
Transaction and integration expenses	0.0	3.3
General and administrative expenses	8.6	7.4
Pre-opening expenses	0.7	0.1
Total operating expenses	95.4	96.1
Operating income	4.6	3.9
Other income (expense):
Interest expense	(0.3)	(0.5)
Other, net	0.0	0.0
Total other (expense) income	(0.3)	(0.5)
Income from continuing operations before income taxes	4.3	3.4
Income tax expense	(0.9)	(0.7)
Loss from discontinued operations, net	(0.2)	(0.2)
Net income	3.2%	2.5%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Redlands Grill	32	31
Stoney River Steakhouse and Grill	11	10

Average weekly sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$109,800	$110,400
Percent change	(0.5)%
Stoney River Steakhouse and Grill	$74,200	$70,200
Percent change	5.7%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Redlands Grill	$110,100	$110,600
Percent change	(0.5)%
Stoney River Steakhouse and Grill	$70,400	$70,200
Percent change	0.3%

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

Beef purchases represented the largest component of consolidated cost of sales and comprised approximately 31% of the food and beverage cost category in 2016.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Redlands Grill restaurants were lower in 2016 than 2015 by approximately 4.6%, and at Stoney River, prices paid for beef were down 5.3% in 2016 compared to 2015. Our beef purchases currently remain subject to variable market conditions. We continually monitor the beef market and if there are significant changes in market conditions or if attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

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

Depreciation and amortization of restaurant property and equipment increased by $612, or 7.4%, in 2016 compared to 2015 primarily due to additional depreciation expense related to capital expenditures within each concept, including an extensive remodel of one our J. Alexander’s locations in the first quarter of 2015, additional restaurant remodels during the latter part of 2015 coupled with those remodels that occurred in 2016, and the impact of the new Stoney River restaurant opened in the first quarter of 2016.

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

Transaction and Integration Expenses

We incurred non-recurring transaction and integration expenses totaling $64 and $7,181 during fiscal years 2016 and 2015, respectively.  Transaction costs consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. Integration costs consist primarily of consulting and legal costs. During fiscal year 2015, we incurred transaction costs related to the Spin-off totaling $5,888, which included the payment of an event bonus and related payroll taxes of $2,537, legal fees of approximately $986, and various other professional consulting, accounting and other miscellaneous costs. Further, due to the abandonment of the initial public offering in the second quarter of 2015, deferred offering costs totaling $1,293 previously capitalized as other current assets were expensed during the second quarter of 2015. The $64 of transaction costs incurred in fiscal 2016 related to the finalization of the Spin-off distribution transaction that occurred in fiscal 2015.

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

Other Income (Expense)

Interest expense decreased by $496, or 42.8%, in 2016 compared to 2015, primarily as a result of the refinancing of the remaining $10,000 balance of the FNF Note on May 20, 2015 at a substantially lower interest rate the benefit of which was experienced for the entirety of fiscal year 2016, as well as debt service payments made over the course of fiscal year 2016 and the capitalization of interest related to the restaurants under construction during a portion of fiscal year 2016.

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

Liquidity and Capital Resources

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC. As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our consolidated financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of December 31, 2017, cash and cash equivalents totaled $10,711. Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants and meeting debt service requirements and operating lease obligations. Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures, any stock repurchases and other operating activities for the next 12 months.

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

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended
	December 31,	January 1,	January 3,
	2017	2017	2016

Net cash provided by (used in):
Operating activities	$21,260	$16,417	$16,010
Investing activities	(13,568)	(21,016)	(13,986)
Financing activities	(3,613)	(2,193)	(1,901)
Net increase (decrease) in cash and cash equivalents	$4,079	$(6,792)	$123

Operating Activities. Net cash flows provided by operating activities increased to $21,260 for fiscal year 2017 from $16,417 for fiscal year 2016, an increase of $4,843. Our operations generate receipts from guests in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period. In fiscal year 2017, net sales increased by $13,673 compared to 2016, and total restaurant operating expenses also increased by $13,549 compared to fiscal year 2016, resulting in a net increase to cash flow from operations of approximately $124. The additional factors that contributed to increased operating cash inflow include lower payments in 2017 compared to 2016 associated with income taxes and incentive compensation, which were partially offset by increased payments in 2017 over 2016 for transaction costs and consulting fees. Cash used for income tax payments was approximately $4,136 lower during 2017 compared to 2016 due partially to lower expected taxable income in fiscal year 2017 as compared to fiscal year 2016 and also to the receipt of a refund related to our 2016 federal income tax return. Further, the incentive compensation related to fiscal year 2016 paid during fiscal year 2017 was approximately $1,006 lower than corresponding payments during fiscal year 2016 related to fiscal year 2015.  However, incentive compensation payments made in the third quarter of 2017 to restaurant management related to the first half of fiscal year 2017 were $147 higher than such payments made in the prior year.  Payments associated with transaction costs were higher in fiscal year 2017 by approximately $1,912 than in fiscal year 2016, thereby reducing cash flow from operations. Additionally, we made a payment during fiscal year 2017 for the annual Black Knight consulting fee of $729 paid pursuant to the Management Consulting Agreement. This same pro-rated payment was approximately $207 in fiscal year 2016, resulting in an additional cash outflow of $522 for 2017 on a comparative basis. Finally, the Company received tenant improvement allowance payments from its lessor at the Stoney River in Chapel Hill, North Carolina pursuant to the terms of its lease agreement during 2017 which totaled $799. During fiscal year 2016, the Company also received a tenant improvement allowance payment from its lessor at the Stoney River in Germantown, Tennessee pursuant to the terms of its lease agreement which totaled $590. The difference between these two payments served to increase cash flow from operations during fiscal year 2017 by $209.

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

Investing Activities. Net cash used in investing activities for 2017 totaled $13,568 compared to $21,016 in 2016, with the 2017 use of cash being attributed primarily to capital expenditures related to the completion of the two new J. Alexander’s restaurants, which opened in Raleigh, North Carolina during the latter part of the fourth quarter of 2016 and Lexington, Kentucky during the first quarter of 2017, and the Stoney River restaurant which opened in Chapel Hill, North Carolina during the first quarter of 2017 as well as certain remodels of J. Alexander’s / Grills restaurants. Additionally, certain capital expenditures in fiscal year 2017 relate to the two restaurants on which we began construction in the third quarter of 2017 in King of Prussia, Pennsylvania, which will be a J. Alexander’s restaurant, and in Troy, Michigan, which will be a Stoney River restaurant.

Net cash used in investing activities for 2016 totaled $21,016 compared to $13,986 in 2015, with the cash flow in 2016 being attributed primarily to capital expenditures related to the completion of the Stoney River restaurant which opened in Germantown, Tennessee in January 2016 and the J. Alexander’s restaurant which opened in Raleigh, North Carolina in December 2016.  Additionally, we remodeled three J. Alexander’s / Redlands Grill restaurants and one Stoney River restaurant.  Further, there were capital expenditures associated with the two restaurants under construction as of fiscal year end 2016 with operations beginning in the first quarter of 2017.

Net cash used in investing activities for 2015 totaled $13,986 with the 2015 cash outflow being attributed primarily to capital expenditures related to the completion of the J. Alexander’s restaurant which opened in Columbus, Ohio during November 2014, a major remodel of a J. Alexander’s restaurant which took place during the first quarter of 2015 and the commencement of construction of the Stoney River restaurant which opened in Germantown, Tennessee in January 2016.  The remaining portion of the cash outflows related to the funding of a Rabbi trust during the fourth quarter of 2015.

Financing Activities. Net cash used in financing activities for 2017 totaled $3,613 compared to $2,193 in 2016. During fiscal year 2017, cash used for financing activities relates primarily to the servicing of the Company’s outstanding debt.

Net cash used in financing activities for 2016 totaled $2,193 compared to $1,901 in 2015. During fiscal year 2016, cash was used to service the Company’s outstanding debt as well as repurchase J. Alexander’s Holdings, Inc. common stock under the Company’s stock repurchase program in the amount of $3,203.  Further, the Company made tax distributions of $1,319 in 2016 to former members of J. Alexander’s Holdings LLC.  Finally, cash used in financing activities in 2016 was partially offset by borrowings on the Development Line of Credit for $4,000 to fund new restaurant development.

Net cash used in financing activities for 2015 totaled $1,901 which primarily related to servicing of the outstanding debt.  Further, the Company refinanced $10,000 of the FNF Note with a new term loan by our lender on May 20, 2015, resulting in debt issuance costs associated with the refinancing of $161.

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

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s, Redlands Grill, or Stoney River, and anticipate that all new Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend approximately $675 per restaurant for pre-opening expenses and pre-opening rent expense, and expect that such expenses will approximate $1,340 in fiscal year 2018.  We anticipate that such costs will be somewhat higher in 2018 as a result of higher rents and other costs anticipated at the restaurant being constructed in King of Prussia, Pennsylvania.

In addition to new store development, we plan to remodel one of our J. Alexander’s restaurants and two of our Redlands Grill restaurants in 2018.  Further, three of our Stoney River restaurants will undergo extensive exterior reimaging projects and two restaurants will undergo more modest interior reimaging projects during 2018. During 2016, we began remodeling one J. Alexander’s restaurant, two Redlands Grill restaurants and one Stoney River restaurant, each of which were completed in 2017. The J. Alexander’s / Redlands Grill remodels that began in 2016 and completed in 2017 were routine in nature and resulted in an average cost of approximately $526 as of December 31, 2017. The one remodel at a Stoney River restaurant started in 2016 and completed in 2017 resulted in a total cost of $414.  During 2017, we began and completed the remodel of one J. Alexander’s restaurant and two Redlands Grill restaurants.  The J. Alexander’s / Redlands Grill remodels were routine in nature and resulted in an average cost of approximately $515 as of the fiscal year end. We expect to complete three to six J. Alexander’s or Redlands Grill remodels each year at an average cost of approximately $425 per location.

For 2018, we currently estimate capital expenditure outlays will range between $18,000 and $20,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the completion of the new J. Alexander’s restaurant in King of Prussia, Pennsylvania which is expected to open in the second quarter of 2018 and the completion of the new Stoney River in Troy, Michigan, which is expected to open during the fourth quarter of 2018. Additional capital expenditures will be incurred in connection with the remodels discussed above and to maintain our existing restaurants and for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

Additional long-term capital requirements include the funding of the Amended and Restated Salary Continuation Agreements (the “Agreements”) in place with certain current and former officers of the Company.  Due to the Spin-off, FNF no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the Spin-off triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, to establish and fund a “rabbi trust” (the “Trust”) under the Agreements.  On October 19, 2015, the Trust was established and funded with a total of $4,304, which was comprised of $2,415 in cash and $1,889 in aggregate cash surrender value of whole life insurance policies.  These assets are classified as noncurrent within the Company’s consolidated financial statements.  The Company has made an additional contribution of $63 to the Trust in fiscal year 2017, and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the agreements.

Additionally, on September 28, 2015, immediately prior to the Spin-off, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provides corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  The principal member of Black Knight is William P. Foley, II, Chairman of the board and Chief Executive Officer of Cannae and non-Executive Chairman of the board of FNF. The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of Cannae and FNF.

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued to Black Knight non-voting Class B Units, and is required to pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC also reimburses Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the Management Consulting Agreement, “Adjusted EBITDA” means J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment and pre-opening expenses.  Future cash outlays associated with the Management Consulting Agreement could be significant.  The cash fees associated with fiscal years 2017, 2016 and 2015 were approximately $749, $729 and $207, respectively, and we anticipate the payout will be approximately $825 for fiscal year 2018.

On October 29, 2015, the Company’s Board authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of December 31, 2017, a total of 305,059 shares have been repurchased and retired under this program at an aggregate purchase price of $3,203. There was no common stock repurchase activity during fiscal year 2017 or in fiscal year 2018 through the date of this Annual Report.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. We had a working capital deficit of $11,297 at December 31, 2017 compared to a deficit of $13,331 at January 1, 2017.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

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

In connection with the refinancing transactions or loan modifications discussed above, lender and legal fees totaling $465 were incurred, which were capitalized as deferred loan costs and are being amortized over the respective lives of the loans under the credit facility.

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated, and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of December 31, 2017 and all reporting periods under each covenant prior to that date in fiscal year 2017.

At December 31, 2017, the amounts outstanding under the Development Line of Credit and Revolving Line of Credit were $4,000 and $0, respectively, and a total of $17,000, was available to us for borrowing under these lines of credit on this date.  At December 31, 2017, $7,917 was outstanding under the Mortgage Loan, and an additional $8,055 was outstanding under the Term Loan. The Second Amended and Restated Loan Agreement in place at December 31, 2017 is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $32,789 at December 31, 2017.

As of December 31, 2017, the aggregate principal amounts of long-term debt maturing for the five fiscal years succeeding December 31, 2017 are as follows:

•	2018—$9,000;

•	2019—$5,000;

•	2020—$5,972;

•	2021—$0; and

•	2022 and thereafter—$0.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$19,972	$9,000	$10,972	$-	$-
Interest payments on long-term debt (1)	1,129	665	464	-	-
Operating leases	43,837	7,774	12,839	8,431	14,793
Total	$64,938	$17,439	$24,275	$8,431	$14,793

(1) Interest payments on the Mortgage and Term Loan are estimated at 3.94% and 3.64%, respectively, through the maturity date of each respective loan.

Off Balance Sheet Arrangements

As of December 31, 2017, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contingent Obligations

From 1975 through 1996, JAC operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of December 31, 2017, is as follows:

Wendy's restaurants (nine leases)	$820
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	65
Total contingent liability related to assigned leases	$885

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements, which have been prepared in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for gift card revenue, property and equipment, investments, leases, impairment of long-lived and indefinite-lived assets, income taxes, share-based compensation, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are defined as those (a) where the nature of the estimate is material due to the levels of subjectivity and judgement necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (b) the impact of the estimate on financial condition or operating performance is material. Management believes the following critical accounting estimates are those which involve the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

Lease Accounting

We are obligated under various lease agreements for certain restaurant facilities and our corporate office. We recognize rent expense on a straight-line basis over the expected lease term. Certain of our leases include rent holidays and/or escalations in payments over the base lease term, as well as the renewal periods. The effects of the rent holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which begins when we take possession of or are given control of the leased property and includes cancelable option periods when it is deemed to be reasonably assured that we will exercise our options for such periods because we would incur an economic penalty for not doing so. Rent expense incurred during the construction period for a leased restaurant is included in pre-opening expense.

Leasehold improvements for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes. Allowances for tenant improvements received from lessors are recorded as deferred rent obligations and credited to rent expense over the term of the lease on a straight-line basis.

Judgments made by management about the probable term for each restaurant facility lease affect the payments that are taken into consideration when calculating straight-line rent expense and the term over which leasehold improvements are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

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

With respect to the management profits interest granted in 2015 and stock option awards granted during fiscal years 2015 and 2016, the grant date fair value was determined using the Black-Scholes-Merton pricing model, and the calculated compensation expense is being recognized on a straight-line basis over the requisite service period under each grant due to their graded vesting schedule. The Black Knight profits interest awards granted on October 6, 2015 are considered non-employee awards as they were granted to the Management Consultant. Therefore, we remeasure the fair value of these awards at each reporting date using the Black-Scholes-Merton pricing model, and the portion of services rendered to each reporting date is applied to the current measure of fair value to determine the expense for the relevant reporting period.  The Black-Scholes-Merton pricing model requires assumptions to be made regarding stock price volatility, expected life of the awards and expected dividend rates.  Using different assumptions in the pricing model could result in a significantly different valuation of awards and affect stock-based compensation as well as results of operations.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes, which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes. The Company recognizes deferred tax assets and liabilities for the future consequences of events that have been recognized in its Consolidated Financial Statements or tax returns. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Any effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date.  In establishing deferred tax assets and liabilities, judgements and interpretations are made based on enacted tax laws and published tax guidance applicable to our operations.

In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of the Company’s ability to realize the future benefits of such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management assesses the likelihood of realization of our net deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. Such evidence includes future projected taxable income, the expiration dates of operating loss carryforwards and any pre-tax losses. As of December 31, 2017, management determined that a valuation allowance of $105 was necessary relative to certain state net operating loss carryforwards which are not expected to be realized.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements may be found in Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 2 – Summary of Significant Accounting Policies in this Annual Report.

Impact of Inflation and Other Factors

Over the past three years, inflation has not significantly impacted our operations. However, the impact of inflation on labor, food, energy and occupancy costs could, in the future, significantly impact our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable (with the exception of beef discussed in greater detail below) due to our continued focus on procurement efficiencies and menu price adjustments, although no assurance can be made that we can continue to improve our procurement or that we will be able to raise menu prices in the future. Utilities account for a sizeable portion of operating expense at the restaurant level, a component of which is impacted by fluctuations in energy costs. As a result, utilities impact operating income.  By owning a number of our properties, we avoid certain increases in occupancy costs. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe our current strategy, which seeks to maintain operating margins through a combination of menu price increases, strategic lunch and dinner features, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices has been an effective tool for dealing with inflation. There can be no assurances that future inflation or other cost pressures will be offset by this strategy. With respect to beef, prices have fluctuated over the past year.  Our beef purchases currently remain subject to variable market conditions. We expect that beef prices in 2018 will be consistent with or perhaps experience modest increases due to a potential rise in shipping and freight costs relative to fiscal year 2017. We continually monitor the beef market and if there are significant changes in market conditions or attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, which represents all borrowings outstanding or available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of the date of this Annual Report, we had no outstanding borrowings on our Revolving Line of Credit and $4,000 in outstanding borrowings relative to our Development Line of Credit. Both the Mortgage Loan and Revolving Line of Credit bear interest at an annual rate of 30 day LIBOR plus a margin of 2.5%, with a minimum of 3.25% per annum, whereas the Term Loan and the Development Line of Credit bear interest at a rate of 30 day LIBOR plus a margin of 2.2%. Assuming a full drawdown on the $1,000 Revolving Line of Credit and the $20,000 Development Line of Credit, and assuming that the variable rate debt was at the minimum rate of 3.25% per annum, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $370 over the course of 12 months.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

J. Alexander’s Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of J. Alexander’s Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and January 1, 2017, the related consolidated statements of income and comprehensive income, members’ / stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Nashville, Tennessee
March 15, 2018

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2017 and January 1, 2017

(In thousands, except share and per share amounts)

	December 31,	January 1,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$10,711	$6,632
Accounts and notes receivable	1,446	1,555
Inventories	2,804	2,538
Prepaid expenses and other current assets	3,769	3,648
Total current assets	18,730	14,373
Other assets	6,183	6,012
Property and equipment, at cost, less accumulated depreciation and amortization of $43,484 and $34,164 as of December 31, 2017 and January 1, 2017, respectively	103,615	101,470
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,202	25,155
Deferred charges, less accumulated amortization of $247 and $197 as of December 31, 2017 and January 1, 2017, respectively	184	291
Total assets	$169,651	$163,038

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,587	$6,929
Accrued expenses and other current liabilities	10,745	9,486
Unearned revenue	3,695	3,400
Current portion of long-term debt	9,000	7,889
Total current liabilities	30,027	27,704
Long-term debt, net of portion classified as current and deferred loan costs	10,781	15,418
Deferred compensation obligations	6,451	6,010
Deferred income taxes	2,075	4,031
Other long-term liabilities	6,456	5,555
Total liabilities	55,790	58,718
Stockholders' Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding 14,695,176 shares as of December 31, 2017 and January 1, 2017, respectively	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of December 31, 2017 or January 1, 2017	-	-
Additional paid-in capital	95,151	94,404
Retained earnings	13,495	6,161
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	108,661	100,580
Non-controlling interests	5,200	3,740
Total stockholders' equity	113,861	104,320
Commitments and contingencies
Total liabilities and stockholders' equity	$169,651	$163,038

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2017, January 1, 2017 and January 3, 2016

(In thousands, except per share amounts)

	Year Ended
	December 31,	January 1,	January 3,
	2017	2017	2016
Net sales	$233,255	$219,582	$217,914
Costs and expenses:
Cost of sales	74,548	69,320	68,806
Restaurant labor and related costs	71,541	67,102	65,860
Depreciation and amortization of restaurant property and equipment	9,999	8,834	8,222
Other operating expenses	46,590	43,873	43,076
Total restaurant operating expenses	202,678	189,129	185,964
Transaction and integration expenses	3,529	64	7,181
General and administrative expenses	18,886	18,852	16,094
Pre-opening expenses	1,038	1,443	275
Total operating expenses	226,131	209,488	209,514
Operating income	7,124	10,094	8,400
Other income (expense):
Interest expense	(816)	(662)	(1,158)
Other, net	118	107	97
Total other expense	(698)	(555)	(1,061)
Income from continuing operations before income taxes	6,426	9,539	7,339
Income tax benefit (expense)	1,347	(2,062)	(1,555)
Loss from discontinued operations, net	(439)	(434)	(429)
Net income	$7,334	$7,043	$5,355

Basic earnings per share:
Income from continuing operations, net of tax	$0.53	$0.50	$0.39
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)
Basic earnings per share	$0.50	$0.48	$0.36

Diluted earnings per share:
Income from continuing operations, net of tax	$0.53	$0.50	$0.38
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)
Diluted earnings per share	$0.50	$0.47	$0.36

Weighted-average common shares outstanding:
Basic	14,695	14,821	15,000
Diluted	14,768	14,840	15,037

Comprehensive income	$7,334	$7,043	$5,355

See accompanying Notes to Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Members’ / Stockholders’ Equity

Years ended December 31, 2017, January 1, 2017 and January 3, 2016

(In thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Members' equity	Non-controlling interests	Total
Balances at December 28, 2014	-	$-	$-	$-	$96,889	$-	$96,889
Tax distributions	-	-	-	-	(68)	-	(68)
Share-based compensation	-	-	-	-	388	-	388
Net income	-	-	-	-	3,034	-	3,034
Balances at September 27, 2015	-	-	-	-	100,243	-	100,243
Effect of reorganizational and distribution transactions	15,000,235	15	99,840	-	(100,243)	388	-
Tax effect of reorganizational and distribution transactions	-	-	(4,629)	-	-	-	(4,629)
Share-based compensation	-	-	72	-	-	796	868
Net income	-	-	-	2,321	-	-	2,321
Balances at January 3, 2016	15,000,235	15	95,283	2,321	-	1,184	98,803
Tax distributions	-	-	(1,319)	-	-	-	(1,319)
Purchases of common stock	(305,059)	-	-	(3,203)	-	-	(3,203)
Share-based compensation	-	-	440	-	-	2,556	2,996
Net income	-	-	-	7,043	-	-	7,043
Balances at January 1, 2017	14,695,176	15	94,404	6,161	-	3,740	104,320
Share-based compensation	-	-	747	-	-	1,460	2,207
Net income	-	-	-	7,334	-	-	7,334
Balances at December 31, 2017	14,695,176	$15	$95,151	$13,495	$-	$5,200	$113,861

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2017, January 1, 2017 and January 3, 2016

(In thousands)

	Year Ended
	December 31,	January 1,	January 3,
	2017	2017	2016
Cash flows from operating activities:
Net income	$7,334	$7,043	$5,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,287	9,110	8,523
Amortization of lease assets and liabilities and deferred charges	404	340	339
Equity-based compensation expense	2,207	2,996	1,256
Deferred income taxes	(2,257)	(895)	334
Other, net	147	251	256
Changes in assets and liabilities:
Accounts and notes receivable	109	(1,136)	(169)
Inventories	(266)	(340)	108
Prepaid expenses and other current assets	(121)	(709)	64
Accounts payable	391	(160)	227
Accrued expenses and other current liabilities	1,259	(1,839)	(781)
Unearned revenue	295	186	(253)
Deferred compensation obligations	441	295	161
Other assets and liabilities, net	1,030	1,275	590
Net cash provided by operating activities	21,260	16,417	16,010

Cash flows from investing activities:
Purchase of property and equipment	(13,312)	(20,777)	(11,431)
Rabbi trust contribution	(63)	-	(2,415)
Other investing activities	(193)	(239)	(140)
Net cash used in investing activities	(13,568)	(21,016)	(13,986)

Cash flows from financing activities:
Proceeds from borrowing under debt agreement	-	4,000	10,000
Payments on long-term debt and obligations under capital leases	(3,611)	(1,667)	(11,671)
Purchases of common stock	-	(3,203)	-
Tax distributions to J. Alexander's Holdings, LLC members	-	(1,319)	-
Other financing activities	(2)	(4)	(230)
Net cash used in financing activities	(3,613)	(2,193)	(1,901)
Increase (decrease) in cash and cash equivalents	4,079	(6,792)	123
Cash and cash equivalents at beginning of year	6,632	13,424	13,301
Cash and cash equivalents at end of year	$10,711	$6,632	$13,424

Supplemental disclosures:
Property and equipment obligations accrued at beginning of year	$2,587	$1,845	$1,444
Property and equipment obligations accrued at end of year	1,854	2,587	1,845
Cash paid for interest	797	691	1,109
Cash paid for income taxes	850	4,986	445

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, January 1, 2017 and January 3, 2016

(Dollars in thousands)

Note 1 – Organization and Business

Separation from FNF and Equity Structure

On August 15, 2014, J. Alexander’s Holdings, Inc. (the “Company”) was incorporated in the state of Tennessee as a wholly-owned subsidiary of Fidelity National Financial, Inc. (“FNF”). On September 16, 2015, the Company entered into a separation and distribution agreement with FNF, pursuant to which FNF agreed to distribute one hundred percent of its shares of the Company’s common stock, par value $0.001, on a pro rata basis, to the holders of then Fidelity National Financial Ventures, LLC (“FNFV”) Group common stock, FNF’s then tracking stock traded on The New York Stock Exchange (“The NYSE”). Holders of then FNFV Group common stock received, as a distribution from FNF, approximately 0.17271 shares of the Company’s common stock for every one share of FNFV Group common stock held at the close of business on September 22, 2015, the record date for the distribution (the “Distribution”). Note that FNFV is now conducting business independently as Cannae Holdings, Inc., (“Cannae”) subsequent to its split-off from FNF effective November 20, 2017. Concurrent with the Distribution, certain reorganization changes were made, resulting in the Company owning all of the outstanding Class A Units and becoming the sole managing member of J. Alexander’s Holdings, LLC, the parent company of all operating subsidiaries. Also concurrent with the Distribution, the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC was entered into, resulting in a total number of Class A Units outstanding of 15,000,235. Additionally, a total of 833,346 Class B Units granted to certain members of management effective on January 1, 2015 were also outstanding at the date of Distribution. The Distribution was completed on September 28, 2015.

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

As a result of the Distribution, effective September 29, 2015, the Company is an independent public company and its common stock is listed on the NYSE under the symbol “JAX”.  As of December 31, 2017, a total of 14,695,176 shares of the Company’s common stock, par value $0.001, were outstanding.

On October 29, 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  Share repurchases under the program have been made and are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock. As of December 31, 2017, 305,059 shares have been repurchased and retired under this program at an aggregate purchase price of $3,203.

Business of J. Alexander’s

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants under the J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River Steakhouse and Grill (“Stoney River”) concepts. At December 31, 2017 and January 1, 2017, restaurants operating within the J. Alexander’s concept consisted of 19 and 20 restaurants, in 11 and 10 states, respectively, as one new J. Alexander’s restaurant began operations during the first quarter of 2017 in Lexington, Kentucky, one J. Alexander’s restaurant closed during the first quarter of 2017 in Houston, Texas and one J. Alexander’s restaurant converted to a Lyndhurst Grill in the first quarter of 2017 in Lyndhurst, Ohio.  At December 31, 2017 and January 1, 2017, restaurants operating within the Stoney River concept consisted of 12 and 11 locations within seven and six states, respectively, as one new Stoney River restaurant began operations during the first quarter of 2017 in Chapel Hill, North Carolina. At December 31, 2017, and January 1, 2017, restaurants operating within the Redlands Grill concept consisted of 12 locations within eight states. Each concept’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States. The Company does not have any restaurants operating under franchise agreements.

Note 2 – Summary of Significant Accounting Policies

a)	Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”), and include the accounts of the Company as well as the accounts of its majority-owned subsidiaries. All intercompany profits, transactions, and balances between the Company and its subsidiaries have been eliminated. It is the Company’s policy to reclassify prior year amounts to conform to the current year’s presentation for comparative purposes, if such a reclassification is warranted.

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

The Company utilizes a 52- or 53-week accounting period which ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. Fiscal years 2017 and 2016 each included 52 weeks of operations, and fiscal year 2015 included 53 weeks of operations, including a 14-week fourth quarter.

c)	Discontinued Operations and Restaurant Closing Costs

During 2013, three J. Alexander’s restaurants were closed, and two of these restaurants were considered to be discontinued operations. Additionally, the Company closed one J. Alexander’s location during the first quarter of 2017 as the restaurant’s lease had reached the end of its term. Since the closure of this restaurant does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, its results of operations and expenses associated with its closure have not been included in discontinued operations. Income (loss) from continuing operations before income taxes associated with this location was $30, $(179) and $47 for fiscal years 2017, 2016 and 2015, respectively. During fiscal years 2017, 2016 and 2015, restaurant closing costs totaled $571, $437 and $432, respectively, $439, $434 and $429, respectively, of which related to locations included in discontinued operations and consist solely of exit and disposal costs which are primarily related to a continuing obligation under a lease agreement for one of these closed locations. The remaining costs associated with the two locations which are not considered discontinued operations are presented in the “General and administrative expenses” line item on the Consolidated Statements of Income and Comprehensive Income, and consist largely of restaurant employee severance, travel costs and various other exit and disposal expenses.

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

Accounts receivable are primarily related to amounts due from third-party gift card sellers, expected workers’ compensation rebates and vendor rebates, which have been earned but not yet received.

f)	Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first‑in, first‑out basis.

g)	Property and Equipment, Net

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

The Company performed the fiscal year 2017 annual review of goodwill in accordance with Accounting Standards Update (“ASU”) No. 2011‑08, Testing Goodwill for Impairment, which allows for the performance of a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two‑step goodwill impairment test. The qualitative assessment includes an analysis of macroeconomic factors, industry and market conditions, internal cost factors, overall financial performance and entity‑specific events. ASU No. 2012‑02, Testing Indefinite‑lived Intangible Assets for Impairment, also provides an entity the option to perform a qualitative assessment with regard to the testing of its indefinite‑lived intangible assets. The Company performed the fiscal year 2017 annual review of impairment for its indefinite‑lived intangibles in accordance with this guidance. It was determined that no impairment of goodwill or indefinite‑lived intangible assets existed as of December 31, 2017, January 1, 2017 or January 3, 2016 and, accordingly, no impairment losses were recorded.

Deferred loan costs are subject to amortization and are classified in the “Long-term debt, net of portion classified as current and deferred loan costs” line item on the Consolidated Balance Sheets. Deferred loan costs are amortized principally by the interest method over the life of the related debt. For the next five fiscal years, scheduled amortization of deferred loan costs is as follows: 2018 – $86; 2019 – $83; 2020 – $22; 2021 – $0; 2022 and thereafter – $0.

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

No impairment charges were recorded for the years ended December 31, 2017, January 1, 2017 or January 3, 2016.

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

Restaurant revenues are recognized when food and service are provided. Unearned revenue represents the liability for gift cards, which have been sold but not redeemed. Upon redemption, net sales are recorded and the liability is reduced by the amount of card values redeemed. Reductions in liabilities for gift cards that, although they do not expire, are considered to be only remotely likely to be redeemed and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions (breakage), have been recorded as revenue and are included in net sales in the Consolidated Statements of Income and Comprehensive Income. Based on historical experience, management currently considers the probability of redemption of a gift card to be remote when it has been outstanding for 24 months.

The Company records breakage related to sold gift cards when the likelihood of redemption becomes remote. Breakage of $311, $347 and $343 related to gift cards was recorded in fiscal years 2017, 2016 and 2015, respectively.

l)	Vendor Rebates

Vendor rebates are received from various nonalcoholic beverage suppliers and suppliers of food products and supplies. Rebates are recognized as a reduction to cost of sales in the period in which they are earned.

m)	Advertising Costs

Costs of advertising are charged to expense at the time the costs are incurred. Advertising expense totaled $124, $92 and $76, during fiscal years 2017, 2016 and 2015, respectively.

n)	Transaction and Integration Costs

The Company and its subsidiaries have historically grown through improving operations, food quality and the guest experience. However, the Company has experienced recent transactions and proposed transactions which have resulted in certain nonrecurring transaction and integration costs being incurred. Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and to a lesser extent other professional fees and miscellaneous costs. Integration costs typically consist primarily of consulting and legal costs.

During fiscal year 2015, transaction costs associated with the Distribution discussed in Note 1 in the amount of $7,181 were incurred, $1,675 of which represented the write-off of deferred offering costs previously capitalized in 2014 as a result of the abandonment of the initial public offering in 2015. Deferred offering costs primarily consisted of direct, incremental legal and accounting fees relating to the pursuit of an initial public offering. During fiscal year 2016, transaction and integration costs of $64 were incurred related to the finalization of the Distribution transaction.

In addition, the Company incurred transaction costs associated with the proposed acquisition of the Ninety Nine Restaurant and Pub concept (“99 Restaurants”) totaling $3,529 in fiscal year 2017. Such costs consisted primarily of fairness opinion fees, legal, accounting, and consulting fees as well as other miscellaneous costs. During fiscal year 2018, the Company announced that it did not receive the required number of disinterested shareholder votes to approve the proposed acquisition, and the merger agreement was thereafter terminated. Refer to Note 20 – Subsequent Events for additional discussion of the proposed acquisition.

o)	Income Taxes

Income taxes are accounted for using the assets and liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for operating loss and tax credit carryforwards. The deferred taxes generated within the J. Alexander’s Holdings, LLC partnership are accounted for using the “outside basis” approach, and the deferred taxes outside of the partnership are accounted for using the “inside basis” approach. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

The benefits of uncertain tax positions are recognized in the Consolidated Financial Statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, these probabilities are reassessed and any appropriate changes are recorded in the Consolidated Financial Statements. Uncertain tax positions are accounted for by determining the minimum recognition threshold that a tax position is required to meet before being recognized in the Consolidated Financial Statements. This determination requires the use of judgment in assessing the timing and amounts of deductible and taxable items. Tax positions that meet the more likely than not recognition threshold are recognized and measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties accrued related to unrecognized tax benefits or income tax settlements are recognized as components of income tax expense.

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

Management has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented to prepare these Consolidated Financial Statements in conformity with GAAP. Significant items subject to such estimates and assumptions include those related to the accounting for gift card breakage, determination of uncertain tax positions and the valuation allowance relative to deferred tax assets, if any, estimates of useful lives of property and equipment and leasehold improvements, the carrying amount of intangible assets, fair market valuations, determination of lease terms, and accounting for impairment losses, contingencies, and litigation. Actual results could differ from these estimates.

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

The Company through its subsidiaries owns and operates full‑service, upscale restaurants under four concepts exclusively in the United States that have similar economic characteristics, products and services, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reportable segment.

v)	Non-controlling Interests

Non-controlling interests on the Consolidated Balance Sheets represents the portion of the Company’s net assets of attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders. As of December 31, 2017 and January 1, 2017, the non-controlling interest presented on the Consolidated Balance Sheets is $5,200 and $3,740, respectively, and consists solely of the non-cash compensation expense relative to the profits interest awards to management and Black Knight discussed in Note 14 – Share-based Compensation below. The Hypothetical Liquidation of Book Value method was used as of December 31, 2017 and January 1, 2017 to determine allocations of non-controlling interests consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net income was made to non-controlling interests for fiscal years 2017 and 2016, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”) which created ASC Topic 606. The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP. New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Since the issuance of ASU No. 2014-09, certain updates have been issued to clarify the implementation guidance, and the effective dates for ASU No. 2014-09 have been updated by ASU No. 2015-14, Deferral of the Effective Date.  The requirements are effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  Earlier application is permitted for annual and interim reporting periods in fiscal years beginning after December 15, 2016. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has selected the cumulative effect transition method. The Company does not currently have any franchise or similar arrangements that will need to be evaluated under ASU No. 2014-09, and the Company does not believe that this guidance will materially impact the recognition of revenue from sales within our restaurant operations. Gift card breakage has historically been recognized when redemption is unlikely to occur and there is no legal obligation to remit the value of the unredeemed gift cards. Based on our historical experience, we have considered the probability of redemption of our concepts’ gift cards to be remote when cards have been outstanding for 24 months. With the adoption of ASU No. 2014-09 during the first quarter of 2018, the Company will analyze gift card breakage based upon company-specific historical redemption patterns, and gift card breakage will be recognized in revenue in proportion to redemptions. The Company does not believe that the adoption of ASU No. 2014-09 in fiscal year 2018 will have a significant effect on the Company’s Consolidated Financial Statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU No. 2016-02”), which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted.  This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Consolidated Financial Statements. The Company anticipates that the adoption of ASU No. 2016-02 will materially increase the assets and liabilities on the Company’s Consolidated Balance Sheets and related disclosures since the Company has a significant number of operating lease arrangements for which it is the lessee.  The Company is still evaluating the impact that the adoption of this ASU will have on the Company’s Consolidated Statements of Income and Comprehensive Income. The impact of this ASU is non-cash in nature, and as such, it is not expected to have a material impact on the Company’s cash flows and liquidity. The Company is assessing this ASU’s impact, if any, on our existing debt covenants. However, the Company anticipates that consideration will be given by its lender with respect to the adoption of this ASU and its impact on components within the related debt covenant calculation once the ASU becomes effective in fiscal year 2019.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”). This update is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. The Company does not expect the adoption of ASU No. 2016-15 to have a significant impact on its Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). This update simplifies the subsequent measurement of goodwill by eliminating the second step of the two-step quantitative goodwill impairment test.  An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit. The option remains for an entity to perform a qualitative assessment of a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 requires prospective adoption and is effective commencing in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this guidance to have an impact on its Consolidated Financial Statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”), which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in ASU No. 2017-09 are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods. The Company is evaluating the impact that the adoption of ASU No. 2017-09 will have on its Consolidated Financial Statements and related disclosures.

y)	Recently Adopted Accounting Standards

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU No. 2015-11”).  ASU No. 2015-11 states that entities should measure inventory that is not measured using last-in, first-out or the retail inventory method, including inventory that is measured using first-in, first-out or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU No. 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The Company adopted this guidance during fiscal year 2017, and it did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

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

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
(Dollars and shares in thousands, except per share amounts)	December 31,	January 1,	January 3,
	2017	2017	2016
Numerator:
Income from continuing operations, net of tax	$7,773	$7,477	$5,784
Loss from discontinued operations, net	(439)	(434)	(429)
Net income	$7,334	$7,043	$5,355
Denominator:
Weighted average shares (denominator for basic earnings per share)	14,695	14,821	15,000
Effect of dilutive securities	73	19	37
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	14,768	14,840	15,037

Basic earnings per share:
Income from continuing operations, net of tax	$0.53	$0.50	$0.39
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)
Basic earnings per share	$0.50	$0.48	$0.36
Diluted earnings per share:
Income from continuing operations, net of tax	$0.53	$0.50	$0.38
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)
Diluted earnings per share	$0.50	$0.47	$0.36

Note: Per share amounts may not sum due to rounding.

Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive. The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose. The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method. The 833,346 Class B Units associated with management’s profits interest awards are not considered to be dilutive as the applicable hurdle rate had not been met as of December 31, 2017, January 1, 2017 or January 3, 2016, and, therefore, are excluded for the purpose of the diluted earnings per share calculation.  However, the Black Knight profits interest Class B Units are considered to be dilutive for certain quarterly periods within the years ended December 31, 2017, January 1, 2017 and January 3, 2016, and are included in the diluted earnings per share calculation for each of the years then ended accordingly. The impact of the exchange of the 1,500,024 Black Knight Class B Units on the diluted earnings per share calculation was additional shares of 72,579, 18,519 and 36,776 for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive. The 985,750,  990,750 and 437,000 stock option awards outstanding as of December 31, 2017, January 1, 2017 and January 3, 2016, respectively, were considered anti-dilutive and, therefore, are excluded from the diluted earnings per share calculation for the years then ended.

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

Also, on February 21, 2018, the Company issued 510,000 stock option awards to purchase common stock at an exercise price of $9.55. These awards are not reflected in the calculations of earnings per share presented for fiscal year 2017.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2017
	Level 1	Level 2	Level 3
Cash and cash equivalents*	$212	$-	$-
U.S. government obligations*	397	-	-
Corporate bonds*	1,841	-	-
Cash surrender value - life insurance*	-	2,106	-
Total	$2,450	$2,106	$-

	January 1, 2017
	Level 1	Level 2	Level 3
Cash and cash equivalents*	$45	$-	$-
U.S. government obligations*	700	-	-
Corporate bonds*	1,683	-	-
Cash surrender value - life insurance*	-	2,017	-
Total	$2,428	$2,017	$-

* - As held in the Trust as defined below.

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

Unrealized gains or losses on investments held in the Trust are presented as a component of “Other, net” on the Consolidated Statements of Income and Comprehensive Income.

As of December 31, 2017 and January 1, 2017, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value as interest rates, and negotiated terms and conditions are consistent with current market rates, because of the close proximity of recent refinancing transactions and the quotes obtained for potential financings to the dates of these Consolidated Financial Statements.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2017 and January 1, 2017.

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	January 1,
	2017	2017
Prepaid insurance	$1,239	$1,180
Prepaid rent	986	902
Payroll taxes	1,252	1,183
Other	292	383
Prepaid expenses and other current assets	$3,769	$3,648

Note 6 – Other Assets

Other assets consisted of the following:

	December 31,	January 1,
	2017	2017
Favorable operating leases, net	$351	$803
Cash, cash equivalents and securities held in the Trust	2,450	2,428
Cash surrender value of life insurance	2,106	2,017
Deferred tax assets	522	221
Other	754	543
Other assets	$6,183	$6,012

Note 7 – Property and Equipment

Property and equipment, at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31,	January 1,
	2017	2017
Land	$20,204	$20,204
Buildings	31,057	29,879
Leasehold improvements	58,233	48,978
Restaurant and other equipment	32,036	26,893
Construction in progress	5,569	9,680
	147,099	135,634
Less accumulated depreciation and amortization	(43,484)	(34,164)
Property and equipment, net	$103,615	$101,470

For fiscal years 2017, 2016 and 2015, depreciation expense from continuing operations was $10,287, $9,110 and $8,523, respectively. The loss on disposition of assets from continuing operations included in the “Other operating expenses” line item of the Statements of Income and Comprehensive Income, primarily related to the refreshing of assets through store remodels, was $147, $251 and $256 for fiscal years 2017, 2016 and 2015, respectively.

No impairment charges were recorded during fiscal years 2017, 2016 or 2015.

Note 8 – Goodwill and Indefinite‑Lived Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	December 31,	January 1,
	2017	2017
Goodwill	$15,737	$15,737
Tradename	25,053	25,053
Liquor licenses	149	102
Intangible assets	$40,939	$40,892

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	January 1,
	2017	2017
Taxes, other than income taxes	$4,236	$4,093
Salaries, wages, vacation, and incentive compensation	2,995	2,954
Transaction costs	1,060	-
Other	2,454	2,439
Accrued expenses and other current liabilities	$10,745	$9,486

Note 10 – Debt

Debt consisted of the following:

	December 31,	December 31,	January 1,	January 1,
	2017	2017	2017	2017
	Current	Long-term	Current	Long-term
Mortgage Loan, LIBOR + 2.5% (floor of 3.25%,
ceiling of 6.25%), at 3.94% and 3.25% at
December 31, 2017 and January 1, 2017,
respectively, payable through 2020	$1,667	$6,250	$1,667	$7,916
Term Loan, LIBOR + 2.2% on a floating
basis at 3.64% and 2.86% at December 31, 2017
and January 1, 2017, respectively, payable
through 2020	3,333	4,722	2,222	7,778
Development Revolving Promissory Note, LIBOR +
2.2% on a floating basis at 3.64% and 2.86%
at December 31, 2017 and January 1, 2017,
respectively, payable through 2020	4,000	-	4,000	-
Less: Net deferred loan costs	-	(191)	-	(276)
Total debt	$9,000	$10,781	$7,889	$15,418

In 2013, a previous line of credit agreement from Pinnacle Bank was refinanced, and a new $16,000 credit facility that provided two new loans from Pinnacle Bank was obtained. The borrower under this credit facility was J. Alexander’s, LLC, and the credit facility was guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The credit facility consisted of a three-year $1,000 revolving line of credit (“Revolving Line of Credit”), which replaced the previous line of credit and may be used for general corporate purposes, and a seven-year $15,000 term loan which is secured by liens on certain properties of J. Alexander’s, LLC (“Mortgage Loan”). Effective December 9, 2014, J. Alexander’s LLC executed an Amended and Restated Loan Agreement which encompassed the two existing credit facilities discussed above dated September 3, 2013 and also included a five-year, $15,000 development line of credit (“Development Line of Credit”). Effective May 20, 2015, J. Alexander’s, LLC executed a Second Amended and Restated Loan Agreement (the “Loan Agreement”), which increased the Development Line of Credit to $20,000 over a five-year term and also included a five year, $10,000 term loan (the “Term Loan”), the proceeds of which were used to repay in full the $10,000 outstanding under a note to FNF, discussed in greater detail below, which was scheduled to mature January 31, 2016.  Effective September 3, 2016, J. Alexander’s, LLC executed a modification agreement with respect to the $1,000 Revolving Line of Credit originally entered into on September 3, 2013. This modification agreement extended the term of this line of credit from September 3, 2016 to September 3, 2019, with no additional significant changes to the terms of the agreement. The indebtedness outstanding under these facilities is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guaranties, and a mortgage lien on certain real property.

Any amount borrowed under the Revolving Line of Credit bears interest at an annual rate of 30 day LIBOR plus a margin equal to 2.50%, with a minimum interest rate of 3.25% per annum. The Mortgage Loan bears interest at an annual rate of 30 day LIBOR plus a margin equal to 2.50%, with a minimum and maximum interest rate of 3.25% and 6.25% per annum, respectively. Both the Development Line of Credit and the Term Loan bear interest at 30 day LIBOR plus 2.2% per annum. The Term Loan is structured on an interest only basis for the first 24 months of the term, followed by a 36-month amortization. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, asset sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements.

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of December 31, 2017 and for all reporting periods during the year then ended.

At December 31, 2017, the amounts outstanding under the Development Line of Credit and Revolving Line of Credit were $4,000 and $0, respectively, and a total of $17,000 was available to us for borrowing under these lines of credit on this date. At December 31, 2017, $7,917 was outstanding under the Mortgage Loan and an additional $8,055 was outstanding under the Term Loan. The Second Amended and Restated Loan Agreement in place at December 31, 2017 is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $32,789 at December 31, 2017.

Deferred loan costs are $465 and $463, net of accumulated amortization expense of $274 and $187 at December 31, 2017 and January 1, 2017, respectively. Deferred loan costs are being amortized to interest expense using the effective-interest method over the life of the related debt.

The carrying value of the debt balance under both the Mortgage Loan and Term Loan as of December 31, 2017 and January 1, 2017 are considered to approximate their fair value because of the proximity of the debt refinancing and the quotes obtained for potential financings discussed above to the 2017 and 2016 fiscal year-ends.

The aggregate maturities of long‑term debt for the five fiscal years succeeding December 31, 2017 are as follows: 2018 – $9,000; 2019 – $5,000; 2020 – $5,972; 2021 – $0; 2022 and thereafter – $0.

Note 11 - Other Long‑Term Liabilities

Other long‑term liabilities consisted of the following:

	December 31,	January 1,
	2017	2017
Deferred rent	$6,094	$4,735
Unfavorable lease liabilities, net	347	563
Uncertain tax positions	15	257
Other long-term liabilities	$6,456	$5,555

Note 12 - Leases

At December 31, 2017, subsidiaries of the Company were lessees under both ground leases (the subsidiaries lease the land and build their own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are operating leases.

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

The following table summarizes future minimum lease payments under operating leases (excluding renewal options), including those restaurants reported as discontinued operations, having an initial term of one year or more:

December 31,
2017
2018	$7,774
2019	6,937
2020	5,902
2021	4,721
2022	3,710
2023 and thereafter	14,793
Total minimum lease payments (1)	$43,837

(1) Total minimum lease payments under operating leases have not been reduced by minimum sublease rentals of $256 due in future periods under noncancelable subleases.

For fiscal years 2017, 2016 and 2015, straight‑line base rent expense included in continuing operations was $7,814, $7,490 and $6,934, respectively. In addition to the aforementioned amounts, there was straight‑line base rent expense included in discontinued

operations of $266 for each of fiscal years 2017, 2016 and 2015, respectively. There was no significant contingent rent expense for the any of the periods presented. During fiscal years 2017 and 2016, the Company received a tenant improvement allowance of $799 and $590, respectively, which were each recorded as a deferred rent obligation, and are being credited to straight-line rent expense over the term of the associated leases.

Note 13 – Income Taxes

Significant components of the Company’s income tax expense (benefit) for the periods indicated below are as follows:

	Year Ended
	December 31,	January 1,	January 3,
	2017	2017	2016
Current income taxes:
Federal	$264	$2,189	$946
State and local	743	774	359
Total current income taxes	1,007	2,963	1,305
Deferred income taxes:
Federal	(1,881)	(922)	217
State and local	(473)	21	33
Total deferred income taxes	(2,354)	(901)	250
Income tax expense (benefit)	$(1,347)	$2,062	$1,555

The Company’s effective tax rate differs from the federal statutory rate as set forth in the following table for the periods indicated:

	Year Ended
	December 31,	January 1,	January 3,
	2017	2017	2016
Federal income tax	35.0%	35.0%	34.0%
Federal tax reform	(22.4)%	-	-
Effect of rates due to pass-through entities	-	-	(14.7)%
State income tax	6.4%	6.5%	6.9%
Transaction costs	-	-	2.0%
FICA tip credit	(32.8)%	(20.1)%	(6.9)%
Uncertain tax positions	(3.9)%	(0.1)%	(1.3)%
Return to provision	(4.5)%	-	-
Rate differential between current and deferred taxes	(1.7)%	-	2.5%
Incentive stock options	2.0%	0.9%
Other	(0.6)%	0.4%	-
Effective tax rate	(22.5)%	22.6%	22.5%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes a number of changes to the U.S. tax code that affected fiscal year 2017, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the acceleration of depreciation for certain assets placed into service after September 27, 2017.

In connection with its initial analysis of the impact of the Tax Act, the Company has recorded a net tax benefit of $(1,345) in fiscal year 2017 related to the revaluation of the Company's deferred tax assets and liabilities. Since the Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid, the Company’s deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $(1,345) decrease in income tax expense for the year ended December 31, 2017, and a corresponding decrease in net deferred tax liabilities as of December 31, 2017.

There are also provisions in the Tax Act that are effective for tax years beginning after December 31, 2017, that have no impact on the deferred tax balance for fiscal year 2017. Therefore, the tax impact of these provisions will be reflected in the fiscal year 2018 Consolidated Financial Statements. The accounting for the income tax effects of these provisions is not yet complete.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of the Tax Act for the reporting period of enactment. SAB 118 allows the Company to provide a provisional estimate of the impacts of the Tax Act during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from the Tax Act must be recorded as they are identified during the measurement period as provided for in SAB 118.  The Company has not completed its accounting for the income tax effects of the Tax Act, including, but not limited to, the impacts of depreciation, compensation and fringe benefits. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with SAB 118.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017, and January 1, 2017, are as follows:

	December 31,	January 1,
	2017	2017
Deferred tax assets:
Net operating loss carryforwards	$173	$182
Accrued bonuses	17	108
Stock options	159	97
State bonus depreciation	400	74
Other	-	8
Total deferred tax assets	749	469
Less: deferred tax assets valuation allowance	(105)	(68)
Total net deferred tax assets	644	401
Deferred tax liabilities:
Partnership differences	(2,119)	(4,211)
Other	(78)	-
Total deferred tax liabilities	(2,197)	(4,211)
Net deferred tax (liability) asset	$(1,553)	$(3,810)

ASC Topic 740, Income Taxes, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. As of December 31, 2017, management determined that a valuation allowance of $105 was necessary relative to certain state net operating loss carryforwards which are not expected to be realized. Management also determined at December 31, 2017 that it is more likely than not that the results of future operations and reversal of deferred tax liabilities will generate sufficient taxable income to realize the remaining deferred tax assets not covered by this valuation allowance.

As of December 31, 2017, the Company has state gross operating loss carryforwards gross of the valuation allowance discussed above of approximately $3,570 expiring in years 2027 through 2037, and federal gross operating loss carryforwards of $195 expiring in year 2037.

Additionally, the Company recorded a liability (including interest) in connection with uncertain tax positions related to state tax issues totaling $66 and $299 as of December 31, 2017 and January 1, 2017, respectively. The Company elected to accrue interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The Company accrued interest related to unrecognized tax benefits of approximately $3 and $109 as of December 31, 2017 and January 1, 2017, respectively. A reconciliation of the beginning and ending unrecognized tax benefit associated with these positions (excluding federal benefit and the aforementioned accrued interest) is as follows:

	December 31,	January 1,
	2017	2017
Balance at the beginning of the year	$294	$228
Changes based on tax positions taken during the current year	-	-
Changes based on tax positions taken during prior years	-	66
Reductions related to settlements with taxing authorities and
lapses of statutes of limitations	(214)	-
Balance at the end of the year	$80	$294

As of December 31, 2017, the total amount of gross unrecognized tax benefit that, if recognized, would impact the effective tax rate was $15. Within the next twelve months, the Company estimates that the gross unrecognized benefits will decrease by $15 due to state statute expiration.

The Company and its subsidiaries file a partnership federal income tax return, consolidated corporate federal income tax return, and a separate corporate federal income tax return as well as various state and local income tax returns. The earliest year open to examination in the Company’s major jurisdictions is 2014 for federal and state income tax returns.

Since the proposed acquisition of 99 Restaurants was abandoned in fiscal year 2018, as discussed in Notes 2 and 20, the transaction costs that were treated as a deferred tax asset in fiscal 2017 will be deductible in fiscal year 2018, and, therefore, should have no impact on the 2018 effective tax rate.

Note 14 – Share-based Compensation

For the years ended December 31, 2017, January 1, 2017 and January 3, 2016, the Company recorded total share-based compensation expense of $2,207, $2,996 and $1,256, respectively, the components of which are discussed in further detail below.

Stock Option Awards

Under the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan, directors, officers and key employees of the Company may be granted equity incentive awards, such as stock options, restricted stock and stock appreciation rights in an effort to retain qualified management and personnel.  This plan authorizes a maximum of 1,500,000 shares of the Company’s common stock to be issued to holders of these equity awards. No awards were made by the Company under this plan during fiscal year 2017.  During fiscal years 2016 and 2015, the Compensation Committee and the Board of the Company awarded stock option grants totaling 553,750 and 467,000 options, respectively, to certain members of management and the members of the Board, and the contractual term for each grant is seven years.  The requisite service period for each grant is four years with each vesting in four equal installments on the first four anniversaries of their respective grant dates.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards and used the following assumptions for the indicated periods during which grants were made as noted above:

	Year Ended
	January 1, 2017	January 3, 2016
Dividend yield	0.00%	0.00%
Volatility factor	34.51%	35.00%
Risk-free interest rate	1.34%	1.36%
Expected life of options (in years)	4.75	4.75
Weighted-average grant date fair value	$2.82	$3.33

The expected life of stock options granted during the periods presented was calculated in accordance with the simplified method described in SEC Staff Accounting Bulletin (“SAB”) Topic 14.D.2 in accordance with SAB 110. This approach was utilized due to the lack of exercise history and the anticipated behavior of the overall group of grantees. The risk-free rate for periods within the contractual life of the options is based on the 5-year U.S. Treasury bond rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry.  The dividend yield was set at zero as the underlying security does not pay a dividend.  Additionally, management has made an accounting policy election in accordance with ASU No. 2016-09 to account for forfeitures when they occur.  A grant of 5,000 shares was forfeited during fiscal year 2017.  No such forfeitures occurred during 2016, and no cumulative-effect adjustment to equity was required upon adoption of this policy in 2016 as the previously assumed forfeiture rate in 2015 was 0% for then outstanding awards.

A summary of stock options under the Company’s equity incentive plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 28, 2014	-	$-
Issued	467,000	10.39
Exercised	-	-
Forfeited	(30,000)	10.39
Outstanding at January 3, 2016	437,000	10.39
Issued	553,750	8.93
Exercised	-	-
Forfeited	-	-
Outstanding at January 1, 2017	990,750	9.58
Issued	-	-
Exercised	-	-
Forfeited	(5,000)	8.90
Outstanding at December 31, 2017	985,750	$9.58

At December 31, 2017, stock options exercisable and shares available for future grant were 355,687 and 514,250, respectively.

At January 1, 2017, stock options exercisable and shares available for future grant were 109,250 and 509,250, respectively.  At January 3, 2016, stock options exercisable and shares available for future grant were zero and 1,063,000, respectively.

As these awards contain only service conditions for vesting purposes and have a graded vesting schedule, the Company has elected to recognize the expense over the requisite service period for the entire award.  Stock option expense totaling $747, $439 and $72 was recognized for fiscal years 2017, 2016 and 2015, respectively, which is included in the “General and administrative expenses” line item on the Consolidated Statements of Income and Comprehensive Income.  At December 31, 2017, the Company had $1,743 of unrecognized compensation cost related to these share-based payments which is expected to be recognized over a period of approximately 2.85 years.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. This amount changes based on the fair market value of the Company’s common stock and totaled $428, $1,163 and $232 at December 31, 2017 January 1, 2017 and January 3, 2016, respectively, for options outstanding. The intrinsic value of options exercisable at December 31, 2017 and January 1, 2017 totaled $107 and $39, respectively. No options were exercised in fiscal years 2017 or 2016.

The following table summarizes the Company’s non-vested stock option activity for the year ended December 31, 2017:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested stock options at January 1, 2017	881,500	$3.01
Granted	-	-
Vested	(246,437)	3.05
Forfeited	(5,000)	2.81
Non-vested stock options at December 31, 2017	630,063	$3.00

The total fair value of stock options vested during fiscal years 2017, 2016 and 2015 was $751, $364 and $0, respectively.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$8.90	535,000	5.85 years	$8.90	133,750	5.85 years	$8.90
$10.24	13,750	5.32 years	10.24	3,437	5.32 years	10.24
$10.39	437,000	4.78 years	10.39	218,500	4.78 years	10.39
$8.90 - $10.39	985,750	5.37 years	$9.58	355,687	5.19 years	$9.83

Management Profits Interest Plan

On January 1, 2015, J. Alexander’s Holdings, LLC adopted its 2015 Management Incentive Plan and granted equity incentive awards to certain members of its management in the form of Class B Units. The Class B Units are profits interests in J. Alexander’s Holdings, LLC. Class B Units in the amount of 1,770,000 were reserved for issuance under the plan and a total of 885,000 Class B Units were granted on January 1, 2015. Each Class B Unit represents a non-voting equity interest in J. Alexander’s Holdings, LLC that entitles the holder to a percentage of the profits and appreciation in the equity value of J. Alexander’s Holdings, LLC arising after the date of grant and after such time as an applicable hurdle amount is met. The hurdle amount for the Class B Units issued to our management in January 2015 was set at $180,000, which at such time was a reasonable premium to the estimated liquidation value of the equity of J. Alexander’s Holdings, LLC. The Class B Units issued to management vested with respect to 50% of the grant units on the second anniversary of the date of grant and with respect to the remaining 50% on the third anniversary of the date of grant and require a six-month holding period post vesting.

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

The Class B Units issued to the Company’s management have been classified as equity awards and share-based compensation expense is based on the grant date fair value of the awards. At December 31, 2017, the applicable hurdle rate for these Class B Units was not met.

The Company used the Black-Scholes-Merton pricing model to estimate the fair value of management profits interest awards and used the following assumptions:

Grant Date
Fair Value
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

As a result of the reorganization transactions on September 28, 2015 and as evidenced in the executed Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, entered into in connection with the reorganization transactions, the members’ equity of J. Alexander’s Holdings, LLC was recapitalized such that the total outstanding Class B Units granted to management as discussed above was reduced on a pro rata basis from 885,000 to 833,346 which is also the number of Class B Units outstanding as of December 31, 2017, and resulted in an adjusted grant date fair value relative to these units of $1.87.

The following table summarizes the Management Incentive Plan activity:

Weighted Average
	Number of	Grant Date
	Units	Fair Value
Non-vested management profits interest awards at January 1, 2017	416,673	$1.87
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested management profits interest awards at December 31, 2017	416,673	$1.87

As these awards contain only service conditions for vesting purposes and have a graded vesting schedule, the Company has elected to recognize the expense over the requisite service period for the entire award. Management profits interest expense totaling $518, $517 and $523 was recognized for fiscal year 2017, 2016 and 2015, respectively, which is included in the “General and administrative expense” line item on the Consolidated Statements of Income and Comprehensive Income. At December 31, 2017, the Company had $0 of unrecognized compensation cost related to these awards as the remaining unvested units vest on January 1, 2018. The total grant date fair value of units vested during fiscal years 2017, 2016 and 2015 was $0, $779 and $0, respectively.  There was no redemption value of the outstanding management profits interest awards as of December 31, 2017 as the fair value was less than the hurdle rate.

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

The Class B Units issued to Black Knight have been classified as equity awards.  Because the hurdle amount for these awards had been met at January 1, 2017 and January 3, 2016, the awards had intrinsic value of $1,020 and $1,275, respectively.  The hurdle rate had not been met as of December 31, 2017, and, therefore, the intrinsic value as of this date was $0.

The Company used the Black-Scholes-Merton pricing model to estimate the fair value of Black Knight profits interest awards which included the following assumptions for the indicated period:

Year Ended
December 31,
2017
Member equity price per unit	$9.70
Class B hurdle price	$10.07
Dividend yield	0%
Volatility factor	38%
Risk-free interest rate	2.20%
Time to liquidity (in years)	4.5
Estimated fair value	$3.25

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

The following table summarizes the Black Knight profits interest plan activity:

	Number of	Weighted Average
	Units	Fair Value
Non-vested Black Knight profits interest awards at January 1, 2017	1,000,016	$4.34
Granted	-	-
Vested	(500,008)	3.25
Forfeited	-	-
Non-vested Black Knight profits interest awards at December 31, 2017	500,008	$3.25

These awards constitute nonemployee awards.  Therefore, the Company will remeasure the fair value of the awards at each reporting date until performance is complete using the valuation model applied in previous periods.  The portion of services rendered to each reporting date will be applied to the current measure of fair value to determine the expense for the relevant period.  Because these awards have a graded vesting schedule, the Company has elected to recognize the compensation cost on a straight-line basis over the three-year requisite service period for the entire award.  Black Knight profits interest expense totaling $942, $2,039 and $661 was recognized for fiscal years 2017, 2016 and 2015, respectively, which is included in the “General and administrative expense” line item on the Consolidated Statements of Income and Comprehensive Income. Based on the valuation of the awards at December 31, 2017, the Company had $1,233 of unrecognized compensation cost related to these awards which is expected to be recognized over a period of approximately 0.75 years.  The total weighted average fair value of units vested during fiscal years 2017, 2016 and 2015 was $1,625, $2,170 and $0, respectively.

Note 15 – Other Employee Benefits

A subsidiary of the Company maintains a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code (the “Plan”) for the benefit of its employees and their beneficiaries. Under the Plan, qualifying employees can defer a portion of their income on a pretax basis through contributions to the Plan, subject to an annual statutory limit. All employees with at least 1,000 hours of service during the 12‑month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 25% matching contribution to the Plan. Matching contributions vest according to a vesting schedule defined in the plan document. Matching contributions totaled $130, $115 and $105 for fiscal years 2017, 2016 and 2015, respectively.

A subsidiary of the Company also has a nonqualified deferred compensation plan under which executive officers and certain senior managers may defer receipt of their compensation, including up to 25% of applicable salaries and bonuses, and be credited with matching contributions under the same matching formula and limitations as the Savings Incentive and Salary Deferral Plan. Amounts that are deferred under this plan, and any matching contributions, are increased by earnings and decreased by losses based on the performance of one or more investment measurement funds elected by the participants from a group of funds, which the plan administrator has determined to make available for this purpose. Participant account balances totaled $668 and $507 at December 31, 2017 and January 1, 2017, respectively.

A subsidiary of the Company has Salary Continuation Agreements, which provide retirement and death benefits to certain executive officers and certain other members of management. The recorded liability associated with these agreements totaled $5,782 and $5,503 at December 31, 2017 and January 1, 2017, respectively. The expense recognized under these agreements was $336, $175 and $72 for fiscal years 2017, 2016 and 2015, respectively.

Due to the Distribution discussed in Note 1 above, FNF no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the Distribution triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of the Company, to establish and fund the Trust (as defined in Note 2 above) under the Amended and Restated Salary Continuation Agreements with each of the named executive officers and one former executive officer.  On October 19, 2015, the Trust was funded with a total of $4,304, which was comprised of $2,415 in cash and $1,889 in aggregate cash surrender value of whole life insurance policies. These assets are classified as noncurrent within the Company’s Consolidated Financial Statements.  J. Alexander’s, LLC made an additional contribution of $63 to the Trust in fiscal year 2017, and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the agreements. The Trust is subject to creditor claims in the event of insolvency, but the assets held in the Trust are not available for general corporate purposes. The Trust investments consisted of cash and cash equivalents, U.S government agency obligations and corporate bonds.  The aforementioned securities are designated as trading securities and carried at fair value. Refer to Note 4 – Fair Value Measurements for additional discussion regarding fair value considerations.  As of December 31, 2017, the Trust balance was $4,556 consisting of $2,106 in aggregate cash surrender value of whole life insurance policies and $2,450 in Trust investments. The Company records changes in the fair value of assets held in the Trust in the “Other, net” line item on the Consolidated Statements of Income and Comprehensive Income.

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

As a result of the Distribution and reorganization changes discussed in Note 1 above, the Company is an independent public company, and its common stock is listed under the symbol “JAX” on The NYSE, effective September 29, 2015. The Company also now owns, directly or indirectly, all of the outstanding Class A Units and is the sole managing member of J. Alexander’s Holdings, LLC. The Company is authorized to issue 40,000,000 shares of capital stock, consisting of 30,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2017 and January 1, 2017, a total of 14,695,176 shares of the Company’s common stock were outstanding, respectively. No shares of preferred stock were outstanding during either of the periods presented.

The pertinent rights and privileges of the Company’s outstanding common stock are as follows:

Voting rights. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the shareholders.

Dividend rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor. However, the Company does not intend to pay dividends for the foreseeable future.

Rights upon liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of affairs, the holders of common stock are entitled to share ratably in all assets remaining after payment of debts and other liabilities, subject to prior distribution rights of preferred stock then outstanding, if any.

Other rights. The holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of holders of common stock will be subject to those of the holders of any shares of preferred stock the Company may issue in the future.

Note 17 - Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these six leases at December 31, 2017 was approximately $620. In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease. The total estimated amount of lease payments remaining on this lease at December 31, 2017 was approximately $65. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these three leases as of December 31, 2017 was approximately $200. There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company or its predecessor. Management does not believe any significant loss is likely.

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

On December 8, 2017, Margie Elstein, a purported shareholder of the Company, filed a putative class action lawsuit in the Tennessee Chancery Court for Davidson County, 20th Judicial District (the “Elstein Action”) against the Company, members of the Board, Fidelity Newport Holdings, LLC (“FNH”), then FNFV and FNF. The Elstein Action alleges that the members of the Board breached their fiduciary duties to shareholders because the directors of the Company and Stephens, Inc. have conflicts of interest related to the Company’s acquisition of 99 Restaurants. The Elstein Action also alleges that the Board and the Company made materially inadequate disclosures and material omissions in its preliminary proxy statement for the acquisition of 99 Restaurants. The Elstein Action further alleges that the FNH, then FNFV and FNF defendants aided and abetted the Board’s purported breach of its fiduciary duties. As discussed in Note 20 – Subsequent Events, in fiscal year 2018, the merger agreement was terminated.  However, this case was pending as of December 31, 2017.

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

During fiscal years 2017, 2016 and 2015, interest expense of $0, $0 and $493, respectively, was recorded relative to the FNF Note.

As discussed in Note 1 above, on September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight will provide corporate and strategic advisory services to J. Alexander’s Holdings, LLC. The principal member of Black Knight is William P. Foley, II, Chairman of the board and Chief Executive Officer of Cannae and non-Executive Chairman of the board of FNF. The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of Cannae and FNF.

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

During fiscal years 2017, 2016 and 2015, management fees and reimbursable out-of-pocket costs of $809, $700 and $262, respectively, were incurred relative to the Black Knight Management Consulting Agreement. Such costs are presented as a component of “General and administrative expenses” on the Consolidated Statements of Income and Comprehensive Income.

As discussed in Note 14 above, a grant of an additional 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”). The Black Knight Grant has a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of the Company’s common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of the Company’s common stock over the five trading days following the distribution date of September 28, 2015. The Class B Units granted to Black Knight vest in equal installments on the first, second, and third anniversaries of the grant date, and will be subject to acceleration upon a change in control of the Company or J. Alexander’s Holdings, LLC, the termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC without cause or the termination of the Management Consulting Agreement by Black Knight as a result of J. Alexander’s Holdings, LLC’s breach of the Management Consulting Agreement. The Black Knight Grant will be measured at fair value at each reporting date through the date of vesting, and will be recognized as a component of continuing income in future Consolidated Financial Statements of the Company. As of December 31, 2017, the Black Knight Grant was valued at $4,876. Vested Class B Units held by Black Knight may be exchanged for shares of the Company’s common stock. However, upon termination of the Management Consulting Agreement for any reason, Black Knight must exchange its Class B Units within 90 days or such units will be forfeited for no consideration.

During fiscal years 2017, 2016 and 2015, Black Knight profits interest expense of $942, $2,039 and $661, respectively, was recorded relative to the Black Knight Grant. Such expense is presented as a component of “General and administrative expenses” on the Consolidated Statements of Income and Comprehensive Income.

Note 19 –Non-controlling Interest

As discussed in Note 14 above, on January 1, 2015, J. Alexander’s Holdings, LLC adopted its 2015 Management Incentive Plan and granted equity incentive awards to certain members of management in the form of Class B Units. The Class B Units are profits interests in J. Alexander’s Holdings, LLC. Additionally, on October 6, 2015, J. Alexander’s Holdings, LLC granted Class B Units representing profits interests to Black Knight. The aforementioned awards allow for the distribution of earnings in J. Alexander’s Holdings, LLC in the event that the hurdle amounts and vesting requirements of each respective grant are met and, as such, represent non-controlling interests in J. Alexander’s Holdings, LLC. The Hypothetical Liquidation of Book Value method was used as of December 31, 2017 and January 1, 2017 to determine allocations of non-controlling interests consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net income was made to non-controlling interests for fiscal years 2017 and 2016, respectively. For fiscal year 2015, no income was attributed to the non-controlling interest as the vesting requirements necessitating such an allocation had not been met. However, a non-controlling interest balance has been presented on the Consolidated Balance Sheets and Statements of Membership /

Stockholders’ Equity in the amount of $5,200 and $3,740 as of December 31, 2017 and January 1, 2017, respectively, which represents profits interest compensation expense recorded by the Company. Such compensation costs have been reflected in the “General and administrative expenses” line item of the Consolidated Statements of Income and Comprehensive Income for fiscal years 2017 and 2016.

Note 20 – Subsequent Events

On August 3, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 99 Restaurants from FNH and Cannae Holdings, LLC formerly known as Fidelity National Financial Ventures, LLC (“Cannae LLC”), in exchange for the issuance of 16.3 million shares of Class B Common Stock of the Company and an equal number of Class B partnership units of J. Alexander’s Holdings, LLC to FNH and Cannae LLC. On February 1, 2018, the Merger Agreement was terminated by the parties pursuant to Section 9.1(b)(iii) thereof as a result of the failure to obtain the requisite disinterested shareholder vote at the Company’s special meeting of shareholders convened on such date for purpose of voting on the terms of the proposed Merger Agreement.

Refer to the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2018 for additional information.

Note 21 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and January 1, 2017 (in thousands, except per share amounts):

	2017 Quarter Ended
	April 2	July 2	October 1	December 31
Net sales	$59,822	$58,216	$53,879	$61,338
Operating income (loss)	3,794	215	(1,392)	4,507
Income (loss) from continuing operations
before income taxes	3,641	42	(1,597)	4,340
Net income (loss)	2,684	186	(876)	5,340
Basic earnings (loss) per share:
Income (loss) from continuing operations,
net of tax	$0.19	$0.02	$(0.05)	$0.37
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings (loss) per share	$0.18	$0.01	$(0.06)	$0.36
Diluted earnings (loss) per share:
Income (loss) from continuing operations,
net of tax	$0.19	$0.02	$(0.05)	$0.37
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings (loss) per share	$0.18	$0.01	$(0.06)	$0.36

	2016 Quarter Ended
	April 3	July 3	October 2	January 1
Net sales	$56,879	$53,921	$51,459	$57,323
Operating income	3,172	1,822	1,306	3,794
Income from continuing operations
before income taxes	2,999	1,684	1,177	3,679
Net income	2,290	1,087	945	2,721
Basic earnings per share:
Income from continuing operations,
net of tax	$0.16	$0.08	$0.07	$0.19
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings per share	$0.15	$0.07	$0.06	$0.19
Diluted earnings per share:
Income from continuing operations,
net of tax	$0.16	$0.08	$0.07	$0.19
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings per share	$0.15	$0.07	$0.06	$0.18

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

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this Annual Report based on the framework established in “Internal Control—Integrated Framework (2013)”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this Annual Report.

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm, KPMG LLP, is not required to and did not issue an attestation report on the Company’s internal control over financial reporting.

(c)	Changes in internal controls

There were no changes in the Company’s internal control over financial reporting that occurred during quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item with respect to directors of the Company will appear in, and is incorporated herein by reference to, our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2017.

The Board has adopted a Code of Business Conduct and Ethics applicable to the members of the Board and the Company’s officers, including its Chief Executive Officer and Chief Financial Officer. The Company’s Code of Business Conduct and Ethics is posted on its website at www.jalexandersholdings.com, or a copy can be requested by writing to the following address: J. Alexander’s Holdings, Inc., Suite 260, 3401 West End Avenue, Nashville, Tennessee 37203. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics on its website.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 14. Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2017.

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

(3)	The exhibits required to be filed as part of this report and exhibits incorporated herein by reference to other documents are listed as follows:
Reference Number per Item 601 of Regulation S-K	Description

2.1

Separation and Distribution Agreement between Fidelity National Financial, Inc. and J. Alexander’s Holdings, Inc., dated September 16, 2015 (Exhibit 10.1 of Current Report on Form 8-K filed September 17, 2015 (File No. 1-37473), is incorporated herein by reference).

2.2

Agreement and Plan of Merger, dated August 3, 2017, by and among J. Alexander's Holdings, Inc., J. Alexander’s Holdings, LLC, Nitro Merger Sub, Inc., Fidelity National Financial Ventures, LLC, Fidelity Newport Holdings, LLC and 99 Restaurants, LLC (terminated effective February 1, 2018) (Exhibit 2.1 of Current Report on Form 8-K filed August 7, 2017 (File No.001-37473), is incorporated herein by reference).

2.3

Amendment No. 1 to Agreement and Plan of Merger by and among J. Alexander’s Holdings, Inc., J. Alexander’s Holdings, LLC, Nitro Merger Sub, Inc., Cannae Holdings, LLC, formerly known as Fidelity National Financial Ventures, LLC, Fidelity Newport Holdings, LLC and 99 Restaurants, LLC, dated as of January 30, 2018 (terminated effective February 1, 2018) (Exhibit 2.1 of Current Report on Form 8-K filed January 30, 2018 (File No.001-37473), is incorporated herein by reference).

3.1

Amended and Restated Charter of J. Alexander’s Holdings, Inc., dated September 14, 2015 (Exhibit 3.1 of Current Report on Form 8-K filed September 17, 2015 (File No. 1-37473), is incorporated herein by reference).

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

10.2	Management Company Unit Grant Agreement, dated October 6, 2015(Exhibit 10.2 of Quarterly Report on Form 10-Q filed November 9, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.3

Amended and Restated Loan Agreement, dated December 9, 2014, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.5 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).

10.4

Second Amended and Restated Loan Agreement, dated May 20, 2015, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.6 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).

Reference Number per Item 601 of Regulation S-K	Description
10.5

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

10.8

First Amendment to the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan (Exhibit 10.9 of Annual Report on Form 10-K filed March 16, 2017 (File No. 1-37473), is incorporated herein by reference).*

10.9

Form of Non-Qualified Stock Option Award Agreement under the J. Alexander’s Holdings, Inc. 2015 Stock Incentive Plan (Exhibit 10.2 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.10

Form of Incentive Stock Option Award Agreement under the J. Alexander’s Holdings, Inc. 2015 Stock Incentive Plan (Exhibit 10.3 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.11	J. Alexander’s Corporation Deferred Compensation Plan (Exhibit 10.11 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.12

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

Reference Number per Item 601 of Regulation S-K	Description

10.23	Employment Agreement dated March 14, 2018 by and among J. Alexander’s Holdings, Inc. and Jessica Hagler Root*

10.24	Employment Agreement dated March 14, 2018 by and among J. Alexander’s Holdings, Inc. and Jason S. Parks*

10.25	Form of J. Alexander’s Holdings, LLC Unit Grant Agreement (Exhibit 10.8 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

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

10.32

Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and Lonnie J. Stout II (Exhibit 10.1 of Quarterly Report on Form 10-Q filed May 11, 2017 (File No. 1-37473), is incorporated herein by reference).

10.33

Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and Mark A. Parkey (Exhibit 10.2 of Quarterly Report on Form 10-Q filed May 11, 2017 (File No. 1-37473), is incorporated herein by reference).

10.34

Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and J. Michael Moore (Exhibit 10.3 of Quarterly Report on Form 10-Q filed May 11, 2017 (File No. 1-37473), is incorporated herein by reference).

10.35

Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and Jessica H. Root (Exhibit 10.4 of Quarterly Report on Form 10-Q filed May 11, 2017 (File No. 1-37473), is incorporated herein by reference).

10.36	Officer Indemnification Agreement dated March 14, 2018 by and between J. Alexander’s Holdings, Inc. and Jason S. Parks

10.37	J. Alexander’s Holdings, Inc. 2018 Summary of Director and Executive Officer Compensation*

10.38

Tax Matters Agreement between Fidelity National Financial, Inc. and J. Alexander’s Holdings, Inc., dated September 16, 2015 (Exhibit 10.2 of Current Report on Form 8-K filed September 17, 2015 (File No. 1-37473), is incorporated herein by reference).

21.1	List of subsidiaries of J. Alexander’s Holdings, Inc. (Exhibit 21.1 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Reference Number per Item 601 of Regulation S-K	Description

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

XBRL (Extensible Business Reporting Language) The following materials from the Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.

*Denotes executive compensation plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: March 15, 2018	By:	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Lonnie J. Stout II	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2018
Lonnie J. Stout II

/s/ Mark A. Parkey	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2018
Mark A. Parkey

/s/ Jessica H. Root	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2018
Jessica H. Root

/s/ Douglas K. Ammerman	Director	March 15, 2018
Douglas K. Ammerman

/s/ Timothy T. Janszen	Director	March 15, 2018
Timothy T. Janszen

/s/ Ronald B. Maggard, Sr.	Director	March 15, 2018
Ronald B. Maggard, Sr.

/s/ Frank R. Martire	Director	March 15, 2018
Frank R. Martire

/s/ Raymond R. Quirk	Director	March 15, 2018
Raymond R. Quirk