Form 10-Q
period 2018-04-01
J. Alexander's Holdings, Inc.
filed 2018-05-10
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 1, 2018

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

As of May 9, 2018, 14,695,176 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	April 1,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$10,120	$10,711
Accounts and notes receivable	985	1,446
Inventories	2,585	2,804
Prepaid expenses and other current assets	2,622	3,769
Total current assets	16,312	18,730
Other assets	5,763	6,183
Property and equipment, at cost, less accumulated depreciation and amortization of $45,939 and $43,484 as of April 1, 2018 and December 31, 2017, respectively	105,939	103,615
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,202	25,202
Deferred charges, less accumulated amortization of $258 and $247 as of April 1, 2018 and December 31, 2017, respectively	173	184
Total assets	$169,126	$169,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,220	$6,587
Accrued expenses and other current liabilities	9,495	10,745
Unearned revenue	2,610	3,695
Current portion of long-term debt	9,000	9,000
Total current liabilities	27,325	30,027
Long-term debt, net of portion classified as current and deferred loan costs	9,552	10,781
Deferred compensation obligations	6,572	6,451
Deferred income taxes	1,420	2,075
Other long-term liabilities	6,629	6,456
Total liabilities	51,498	55,790
Stockholders’ Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding 14,695,176 shares as of April 1, 2018 and December 31, 2017, respectively	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of April 1, 2018 or December 31, 2017	-	-
Additional paid-in capital	95,384	95,151
Retained earnings	15,122	13,495
Total stockholders’ equity attributable to J. Alexander's Holdings, Inc.	110,521	108,661
Non-controlling interests	7,107	5,200
Total stockholders’ equity	117,628	113,861
Commitments and contingencies
Total liabilities and stockholders’ equity	$169,126	$169,651

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited in thousands, except per share amounts)

	Quarter Ended
	April 1,	April 2,
	2018	2017
Net sales	$61,909	$59,822
Costs and expenses:
Cost of sales	19,261	18,431
Restaurant labor and related costs	18,226	17,945
Depreciation and amortization of restaurant property and equipment	2,569	2,378
Other operating expenses	12,018	11,570
Total restaurant operating expenses	52,074	50,324
Transaction and integration expenses	926	-
General and administrative expenses	6,525	4,828
Pre-opening expenses	326	876
Total operating expenses	59,851	56,028
Operating income	2,058	3,794
Other income (expense):
Interest expense	(174)	(174)
Other, net	(42)	21
Total other expense	(216)	(153)
Income from continuing operations before income taxes	1,842	3,641
Income tax expense	(138)	(844)
Loss from discontinued operations, net	(111)	(113)
Net income	$1,593	$2,684

Basic earnings per share:
Income from continuing operations, net of tax	$0.12	$0.19
Loss from discontinued operations, net	(0.01)	(0.01)
Basic earnings per share	$0.11	$0.18

Diluted earnings per share:
Income from continuing operations, net of tax	$0.11	$0.19
Loss from discontinued operations, net	(0.01)	(0.01)
Diluted earnings per share	$0.11	$0.18

Weighted-average common shares outstanding:
Basic	14,695	14,695
Diluted	14,838	14,695

Comprehensive income	$1,593	$2,684

See accompanying Notes to Condensed Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 31, 2017	14,695,176	$15	$95,151	$13,495	$5,200	$113,861
Cumulative effect of change in accounting policy (Note 9)	-	-	-	34	-	34
Share-based compensation	-	-	233	-	1,907	2,140
Net income	-	-	-	1,593	-	1,593
Balances at April 1, 2018	14,695,176	$15	$95,384	$15,122	$7,107	$117,628

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Quarter Ended
	April 1,	April 2,
	2018	2017
Cash flows from operating activities:
Net income	$1,593	$2,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,642	2,449
Equity-based compensation expense	2,140	278
Other, net	(156)	(54)
Changes in assets and liabilities:
Accounts and notes receivable	461	1,068
Prepaid expenses and other current assets	1,147	1,088
Accounts payable	786	2,053
Accrued expenses and other current liabilities	(1,250)	(1,461)
Other assets and liabilities, net	(523)	(337)
Net cash provided by operating activities	6,840	7,768

Cash flows from investing activities:
Purchase of property and equipment	(6,177)	(4,445)
Other investing activities	(4)	65
Net cash used in investing activities	(6,181)	(4,380)

Cash flows from financing activities:
Payments on long-term debt and obligations under capital leases	(1,250)	(417)
Other financing activities	-	(2)
Net cash used in financing activities	(1,250)	(419)
(Decrease) Increase in cash and cash equivalents	(591)	2,969
Cash and cash equivalents at beginning of period	10,711	6,632
Cash and cash equivalents at end of period	$10,120	$9,601

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$1,854	$2,587
Property and equipment obligations accrued at end of period	701	1,420
Cash paid for interest	197	193
Cash paid for income taxes	166	189

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollars in thousands except per share data)

Note 1 – Organization and Business

Separation from FNF and Equity Structure

On August 15, 2014, J. Alexander’s Holdings, Inc. (the “Company”) was incorporated in the state of Tennessee as a wholly-owned subsidiary of Fidelity National Financial, Inc. (“FNF”).  On September 16, 2015, the Company entered into a separation and distribution agreement with FNF, pursuant to which FNF agreed to distribute one hundred percent of its shares of the Company’s common stock, par value $0.001, on a pro rata basis, to the holders of then Fidelity National Financial Ventures, LLC (“FNFV”) Group common stock, FNF’s then tracking stock traded on The New York Stock Exchange (“The NYSE”).  Holders of then FNFV Group common stock received, as a distribution from FNF, approximately 0.17271 shares of the Company’s common stock for every one share of then FNFV Group common stock held at the close of business on September 22, 2015, the record date for the distribution (the “Distribution”).  FNFV is now conducting business independently as Cannae Holdings, Inc., (“Cannae”) subsequent to its split-off from FNF effective November 20, 2017.  Concurrent with the Distribution, certain reorganization changes were made, resulting in the Company owning all of the outstanding Class A Units and becoming the sole managing member of J. Alexander’s Holdings, LLC, the parent company of all its operating subsidiaries.  Also concurrent with the Distribution, the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC was entered into, resulting in a total number of Class A Units outstanding of 15,000,235.  Additionally, a total of 833,346 Class B Units granted to certain members of management effective on January 1, 2015 were also outstanding at the date of Distribution.  The Distribution was completed on September 28, 2015.

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

As a result of the Distribution, the Company became an independent public company with its common stock listed under the symbol “JAX” on The NYSE, effective September 29, 2015.  As of April 1, 2018, a total of 14,695,176 shares of the Company’s common stock, par value $0.001, were outstanding.

On October 29, 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  Share repurchases under the program have been made and are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of April 1, 2018, 305,059 shares have been repurchased and retired under this program at an aggregate purchase price of $3,203. There was no common stock repurchase activity during the quarter ended April 1, 2018.

Business of J. Alexander’s

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants including J. Alexander’s, Redlands Grill, Lyndhurst Grill and Stoney River Steakhouse and Grill (“Stoney River”).  At April 1, 2018 and December 31, 2017, the Company operated 44 restaurants in 15 states.  The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States.  The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended April 1, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2018.  For further information, refer to the Consolidated Financial Statements and footnotes thereto for the fiscal year ended December 31, 2017 included in the Annual Report on Form 10-K of the Company filed with the SEC on March 15, 2018.

Total comprehensive income is comprised solely of net income for all periods presented.

(b)   Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company as well as the accounts of its majority-owned subsidiaries.  All intercompany profits, transactions, and balances between the Company and its subsidiaries have been eliminated.  It is the Company’s policy to reclassify prior year amounts to conform to the current year’s presentation for comparative purposes, if such a reclassification is warranted.

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

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  The quarters ended April 1, 2018 and April 2, 2017 each included 13 weeks of operations.  Fiscal years 2018 and 2017 each include 52 weeks of operations.

(d)	Discontinued Operations and Restaurant Closures

During 2013, three J. Alexander’s restaurants were closed, and two of these restaurants were considered to be discontinued operations.  Additionally, the Company closed one J. Alexander’s location during the first quarter of 2017 as the restaurant’s lease had reached the end of its term. Since the closure of this restaurant did not represent a strategic shift that would have a major effect on the Company’s operations and financial results, its results of operations and expenses associated with its closure were not included in discontinued operations.  Income from continuing operations before income taxes associated with this location was $35 for the quarter ended April 2, 2017.  The $111 and $113 loss from discontinued operations included in the quarters ended April 1, 2018 and April 2, 2017, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under a lease agreement for one of these closed locations.

(e)	Transaction Expenses

The Company incurred transaction expenses associated primarily with the proposed acquisition of the Ninety Nine Restaurant and Pub concept (“99 Restaurants”) totaling $926 for the quarter ended April 1, 2018. Such costs consisted primarily of legal, and other professional and consulting fees as well as other miscellaneous costs. During the first quarter of 2018, the Company announced that it did not receive the required number of disinterested shareholder votes to approve the proposed acquisition, and the merger agreement was thereafter terminated.  No such costs were recorded for the quarter ended April 2, 2017.

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

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders.  As of April 1, 2018 and December 31, 2017, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $7,107 and $5,200, respectively, and consist solely of the non-cash compensation expense relative to the profits interest awards to management and Black Knight.  The Hypothetical Liquidation at Book Value method was used as of each of April 1, 2018 and April 2, 2017 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to those calculations, no allocation of net income was made to non-controlling interests for the either of the quarters ended April 1, 2018 and April 2, 2017.

(h)	Use of Estimates

Management has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented to prepare these unaudited Condensed Consolidated Financial Statements in conformity with GAAP.  Significant items subject to such estimates and assumptions include those related to the accounting for gift card breakage, determination of uncertain tax positions and the valuation allowance relative to deferred tax assets, if any, estimates of useful lives of property and equipment and leasehold improvements, the carrying amount of intangible assets, fair market valuations, determination of lease terms, and accounting for impairment losses, contingencies, and litigation. Actual results could differ from these estimates.

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
(Dollars and shares in thousands, except per share amounts)	April 1,	April 2,
	2018	2017
Numerator:
Income from continuing operations, net of tax	$1,704	$2,797
Loss from discontinued operations, net	(111)	(113)
Net income	$1,593	$2,684
Denominator:
Weighted average shares (denominator for basic earnings per share)	14,695	14,695
Effect of dilutive securities	143	-
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	14,838	14,695

Basic earnings per share:
Income from continuing operations, net of tax	$0.12	$0.19
Loss from discontinued operations, net	(0.01)	(0.01)
Basic earnings per share	$0.11	$0.18
Diluted earnings per share:
Income from continuing operations, net of tax	$0.11	$0.19
Loss from discontinued operations, net	(0.01)	(0.01)
Diluted earnings per share	$0.11	$0.18

Note: Per share amounts may not sum due to rounding.

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the reporting period.  Diluted earnings per share gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards.  Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive.  The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards are considered to be antidilutive and, therefore, have been excluded from the diluted earnings per share calculations for the quarters ended April 1, 2018 and April 2, 2017.  Further, the 1,500,024 Black Knight profits interest Class B Units were considered antidilutive as of April 2, 2017, and, therefore have been excluded from the diluted earnings per share calculation for the quarter then ended.  However, the Black Knight profits interest Class B Units were considered dilutive as of April 1, 2018, and the impact for the quarter then ended on the diluted earnings per share calculation was 142,521 shares.

The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive.  The 1,495,750 and 985,750 stock option awards outstanding as of April 1, 2018 and April 2, 2017, respectively, were considered antidilutive and, therefore, are excluded from the diluted earnings per share calculation for the quarters then ended.  A portion of the stock option awards outstanding as of the quarter ended April 1, 2018 include 510,000 awards to purchase common stock at an exercise price of $9.55 issued on February 21, 2018.

Note 4 – Income Taxes

The net effective tax rate (including the impact of discrete items) for the quarters ended April 1, 2018 and April 2, 2017 was 8.0% and 23.9%, respectively.  The factors that cause the net effective tax rate to vary from the federal statutory rate of 21% for the quarter ended April 1, 2018 and 35% for the quarter ended April 2, 2017 include the impact of the Federal Insurance Contribution Act (“FICA”) tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act includes a number of changes to the U.S. tax code, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the acceleration of depreciation for certain assets placed into service after September 27, 2017.

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

In connection with its initial analysis of the impact of the Tax Act, the Company recorded a provisional net tax benefit of $1,345 in fiscal year 2017 related to the revaluation of the Company's deferred tax assets and liabilities due to the enacted (but not then effective) change in the statutory tax rate.  No material adjustments to this amount were recorded in the quarter ended April 1, 2018.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these five leases at April 1, 2018 was approximately $543.  In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease.  The total estimated amount of lease payments remaining on this lease at April 1, 2018 was approximately $47.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to three years.  The total estimated amount of lease payments remaining on these three leases as of April 1, 2018 was approximately $168.  There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company.  Management does not believe any significant loss is likely.

(b)	Tax Contingencies

The Company and its subsidiaries are subject to real property, personal property, business, franchise, income, withholding, unemployment and sales and use taxes in various jurisdictions within the United States and is regularly under audit by tax authorities.  This is believed to be common for the restaurant industry.  Management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

On December 8, 2017, Margie Elstein, a purported shareholder of the Company, filed a putative class action lawsuit in the Tennessee Chancery Court for Davidson County, 20th Judicial District (the “Elstein Action”) against the Company, members of the Board, Fidelity Newport Holdings, LLC (“FNH”), then FNFV and FNF.  The Elstein Action alleges that the members of the Board breached their fiduciary duties to shareholders because the directors of the Company and Stephens, Inc. had conflicts of interest related to the Company’s proposed acquisition of 99 Restaurants.  The Elstein Action also alleges that the Board and the Company made materially inadequate disclosures and material omissions in its preliminary proxy statement for the acquisition of 99 Restaurants.  The Elstein Action further alleges that FNH, then FNFV, and FNF defendants aided and abetted the Board’s purported breach of its fiduciary duties.  As discussed in Note 2(e), in the first quarter of 2018, the merger agreement was terminated.  However, this case was still pending as of April 1, 2018.

Management does not believe that any of the legal proceedings pending against the Company as of the date of this report will have a material adverse effect on the Company’s liquidity or consolidated financial condition.  The Company may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal year, which may adversely affect its consolidated results of operations, or on occasion, receive settlements that favorably affect its consolidated results of operations.

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

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	April 1, 2018
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$71	$-	$-
U.S. government obligations *	395	-	-
Corporate bonds *	1,941	-	-
Cash surrender value - life insurance *	-	2,100	-
Total	$2,407	$2,100	$-

	December 31, 2017
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$212	$-	$-
U.S. government obligations *	397	-	-
Corporate bonds *	1,841	-	-
Cash surrender value - life insurance *	-	2,106	-
Total	$2,450	$2,106	$-

* - As held in the Trust as defined below.

Cash and cash equivalents are classified as Level 1 of the fair value hierarchy as they represent cash held in a rabbi trust established under a retirement benefit arrangement with certain of our current and former officers (the “Trust”).  Cash held in the Trust is invested through an overnight repurchase agreement the investments of which may include U.S. Treasury securities, such as bonds or Treasury bills, and other agencies of the U.S. government.  Such investments are valued using quoted market prices in active markets.

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

As of each of April 1, 2018 and December 31, 2017, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature.  The carrying amounts of the long-term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates because of the close proximity of recent refinancing transactions and the quotes obtained for potential financings to the dates of these unaudited Condensed Consolidated Financial Statements (Level 2).

There were no assets and liabilities measured at fair value on a nonrecurring basis during the quarters ended April 1, 2018 and April 2, 2017.

Note 7 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”) which created ASC Topic 606.  The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 replaces most existing revenue recognition guidance in GAAP.  New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Since the issuance of ASU No. 2014-09, certain updates have been issued to clarify the implementation guidance, and the effective dates for ASU No. 2014-09 have been updated by ASU No. 2015-14, Deferral of the Effective Date.  The requirements are effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  The Company has adopted the requirements under ASC Topic 606 as of January 1, 2018. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company has selected the cumulative effect transition method.  The Company does not currently have any franchise or similar arrangements that were required to be evaluated under ASU No. 2014-09, and the Company has determined that this guidance does not impact the recognition of revenue from sales within our restaurant operations. Gift card breakage has historically been recognized when redemption is unlikely to occur and there is no legal obligation to remit the value of the unredeemed gift cards.  Based on our historical experience, we have considered the probability of redemption of our concepts’ gift cards to be remote when cards have been outstanding for 24 months. With the adoption of ASU No. 2014-09 as of January 1, 2018, the Company began analyzing gift card breakage based upon company-specific historical redemption patterns, and gift card breakage is now recognized in revenue in proportion to redemptions.  See Note 9 – Revenue for additional discussion surrounding the adoption of ASC Topic 606 as well as related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.  These changes became effective for the Company’s 2018 fiscal year.  The Company adopted this guidance during the first quarter of fiscal year 2018, and it did not have a significant impact on the Company’s unaudited Condensed Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU No. 2016-02”), which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases.  This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet.  The update also expands the required quantitative and qualitative disclosures surrounding leases.  This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted.  This update may be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Consolidated Financial Statements.  Alternatively, on March 7, 2018, FASB approved an amendment to ASC Topic 842 that permits a company to use its effective date as the date of initial adoption which will allow it to recognize its cumulative effect transition adjustment as of the effective date.  Further, as a result of the amendment, a company is no longer required to restate comparative period financial information for the effects of ASC Topic 842 or to make the new lease disclosures in comparative periods beginning before the effective date.  The Company anticipates that the adoption of ASU No. 2016-02 will materially increase the assets and liabilities on the Company’s Consolidated Balance Sheets and related disclosures since the Company has a significant number of operating lease arrangements for which it is the lessee.  The Company is still evaluating the impact that the adoption of this ASU will have on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.  The impact of this ASU is non-cash in nature, and as such, it is not expected to have a material impact on the Company’s cash flows and liquidity.  The Company is assessing this ASU’s impact, if any, on our existing debt covenants.  However, the Company anticipates that consideration will be given by its lender with respect to the adoption of this ASU and its impact on components within the related debt covenant calculation once the ASU becomes effective in fiscal year 2019.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  This update is intended to clarify the presentation of cash receipts and payments in specific situations.  The amendments in this update became effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company adopted this guidance during the first quarter of fiscal year 2018, and it did not have a significant impact on the Company’s unaudited Condensed Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”).  This update simplifies the subsequent measurement of goodwill by eliminating the second step of the two-step quantitative goodwill impairment test.  An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit.  The option remains for an entity to perform a qualitative assessment of a reporting unit to determine if the quantitative impairment test is necessary.  ASU No. 2017-04 requires prospective adoption and is effective commencing in fiscal years beginning after December 15, 2019.  The Company does not expect the adoption of this guidance to have an impact on its unaudited Condensed Consolidated Financial Statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09,  Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting  (“ASU No. 2017-09”), which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting.  The amendments in ASU No. 2017-09 became effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company adopted this guidance during the first quarter of fiscal year 2018, and it did not have a significant impact on the Company’s unaudited Condensed Consolidated Financial Statements and related disclosures.

Note 8 – Related Party Transactions

As discussed in Note 1, on September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provides corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  The principal member of Black Knight is William P. Foley, II, Chairman of the board and Chief Executive Officer of Cannae and non-Executive Chairman of the board of directors of FNF.  The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of Cannae and FNF.

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

During the quarters ended April 1, 2018 and April 2, 2017, consulting fees of $244 and $265, respectively, were recorded relative to the Black Knight Management Consulting Agreement.  Such costs are presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.  The consulting fees associated with fiscal year 2017 and 2016 of approximately $749 and $729, respectively, were paid by the Company during the quarters ended April 1, 2018 and April 2, 2017, respectively.

As discussed in Note 1, a grant of an additional 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”).  The Black Knight Grant has a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of the Company’s common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of the Company’s common stock over the five trading days following the Distribution date of September 28, 2015.  The Class B Units granted to Black Knight vest in equal installments on the first, second, and third anniversaries of the grant date, and will be subject to acceleration upon a change in control of the Company or J. Alexander’s Holdings, LLC, the termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC without cause or the termination of the Management Consulting Agreement by Black Knight as a result of J. Alexander’s Holdings, LLC’s breach of the Management Consulting Agreement.  The Black Knight Grant will be measured at fair value at each reporting date through the date of vesting, and will be recognized as a component of continuing income in future financial statements of the Company. The valuation of the Black Knight Grant as of April 1, 2018 was $6,684.  Vested Class B Units held by Black Knight may be exchanged for shares of common stock of the Company.  However, upon termination of the Management Consulting Agreement for any reason, Black Knight must exchange its Class B Units within 90 days or such units will be forfeited for no consideration.

During the quarters ended April 1, 2018 and April 2, 2017, profits interest expense of $1,907 and $(39), respectively, was recorded relative to the Black Knight Grant.  A benefit was recorded during the quarter ended April 2, 2017 as a result of the Black Knight Grant valuation performed as of the end of such reporting date.  In accordance with the result of the quarterly valuation, an adjustment is recorded based on the calculated amount of cumulative profits interest expense required to be recognized as determined by the valuation as of quarter end and the profits interest expense previously recorded by the Company in its financial statements.  Such benefit or expense is presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.

Note 9 – Revenue

Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC Topic 606 using the cumulative effect method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted, and continue to be reported in accordance with the Company’s historic accounting policy under ASC Topic 605.  The Company’s accounting policies with respect to revenue are discussed in further detail below, including policies implemented prior to and with the adoption of ASC Topic 606.

The Company recorded a net increase to opening retained earnings of $34 as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact wholly related to the Company’s accounting for gift card breakage.  The impact to net sales for the quarter ended April 1, 2018 was an increase of $220 as a result of applying ASC Topic 606.  Unearned revenue decreased by $254 for the quarter ended April 1, 2018 as a result of adopting ASC Topic 606.

Significant Accounting Policy

Restaurant sales are recognized at a point in time when food and service are provided to guests at one of the Company’s restaurants. Taxes assessed by a governmental authority that are imposed on the Company’s sales of its food and service, and collected by the Company from the guest for remittance to such authorities, are excluded from net sales.  Further, the Company excludes any discounts, such as management meals and employee meals, associated with each sale.

Unearned revenue, as separately stated on the Company’s Condensed Consolidated Balance Sheets, represents the contract liability for gift cards, which have been sold but not redeemed. Upon redemption, when the guest presents a gift card as a form of payment for food and service provided at the restaurant, net sales are recorded and the contract liability is reduced by the amount of card values redeemed.  The Company considers its performance obligations associated with gift cards sold to guests to be met when food and service have been provided to its guests, and a gift card is presented as a form of payment.  The amount of gift card revenue that was previously deferred is recognized based on the selling price of the menu items at each restaurant.

Prior to the adoption of ASC Topic 606, the Company recorded gift card breakage when such cards were considered to be only remotely likely to be redeemed, and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions.  Management considered the probability of redemption of a gift card to be remote when it had been outstanding for 24 months. With the adoption of ASC Topic 606 as of January 1, 2018, the Company began analyzing gift card breakage based upon company-specific historical redemption patterns, and gift card breakage is now recognized as revenue in proportion to guest redemptions.  The Company’s gift cards continue to have no expiration date, and it does not deduct non-usage fees from gift card outstanding balances.  In applying the guidance under this topic, management estimates the percentage of the value of gift cards sold that will go unused by the purchaser of such card, which is a matter of judgement, and, as noted above, recognizes revenue in proportion to actual gift card redemptions during the reporting period, at which time management believes the underlying performance obligations have been satisfied by the Company.  Gift card breakage is recorded on a quarterly basis in conjunction with the Company’s preparation of its financial statements and related disclosures, and is presented as a component of “Net sales” within the Condensed Consolidated Statements of Income and Comprehensive Income.

The Company’s net sales and net income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due in part to the redemption of gift cards sold during the holiday season.  The contract liability relative to gift cards and the recognition of revenue associated with such form of payment is impacted accordingly.  The Company’s unearned revenue balance has historically decreased throughout the course of the fiscal year until the fourth quarter when an increase in the balance is typically experienced given the seasonality of gift card sales.

Disaggregation and Recognition of Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented:

	Quarter Ended
	April 1,	April 2,
	2018	2017
Restaurant sales	$61,682	$59,834
Gift card breakage	227	(12)
Net sales	$61,909	$59,822

The Company recognized revenue associated with gift cards redeemed by guests during the quarters ended April 1, 2018 and April 2, 2017 of $1,388 and $1,341, respectively.  Further, of the amount that was redeemed during the first quarter of 2018, $1,194 was recorded within unearned revenue at the beginning of the quarter.  Unearned revenue increased by $564 as a result of gift cards sold during the quarter ended April 1, 2018.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

J. Alexander’s Holdings, Inc. (also referred to herein as the “Company”, “we”, “us” or “our”) cautions that certain information contained or incorporated by reference in this report and our other filings with the United States Securities and Exchange Commission (the “SEC”), in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial conditions, results of operations, plans, objectives, future performance and business.  Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions or strategies and regarding the future.  We disclaim any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include, but are not limited to:

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
•

our ability to increase sales at existing J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill and Stoney River restaurants and improve our margins at existing Stoney River restaurants;

•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of proposed and future government regulation and changes in healthcare, labor and other laws;
•	our expectations regarding litigation or other legal proceedings;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including tradename and goodwill;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of adverse weather conditions, including hurricanes and other weather-related disturbances;
•	the impact of the Management Consulting Agreement with Black Knight Advisory Services, LLC (“Black Knight”); and
•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” discussed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 15, 2018 (the “2017 Annual Report”).

These factors should not be construed as exhaustive and should be read with the other cautionary statements in the 2017 Annual Report.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in the 2017

Annual Report.  All forward-looking statements are expressly qualified in their entirety by these cautionary statements.  You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.  Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. We expressly disclaim any intent or obligation to update these forward-looking statements.

Dollar amounts within this Management's Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands except for average weekly sales per restaurant, average weekly same store sales per restaurant and average check per guest.

Overview

The Company, as the sole managing member of its subsidiary J. Alexander’s Holdings, LLC, owns and operates  complementary upscale dining restaurants including: J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill and Stoney River Steakhouse and Grill (“Stoney River”).  For more than 25 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2017, we successfully converted one of our previous J. Alexander’s locations in Ohio to the Lyndhurst Grill.  Further, in the second quarter of 2018, we successfully converted one of our previous J. Alexander’s locations in Kansas to the Overland Park Grill.  Each of these recently converted locations will continue to offer a contemporary American menu.

Our business plan has evolved over time to include a collection of restaurants dedicated to providing guests with what we believe to be the highest quality food, high levels of professional service and a comfortable ambiance.  By offering multiple restaurant concepts and utilizing unique non-standardized architecture and specialized menus, we believe we are positioned to continue to scale and grow our overall restaurant business in an efficient manner in urban and affluent suburban areas.  We want each of our restaurants to be perceived by our guests as a locally managed, stand-alone dining experience.  This differentiation permits us to successfully operate multiple restaurants in the same geographic market.  If this strategy continues to prove successful, we may expand beyond our current existing concepts in the future.

While each restaurant concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.”  As of May 10, 2018, we operated a total of 45 locations across 16 states.  In April 2018, we opened one new J. Alexander’s location in King of Prussia, Pennsylvania.

We believe our restaurants deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 45 restaurants across 16 states as of May 10, 2018.  Our sales growth in recent years has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our restaurants, grow our revenue and improve our profitability by:

•	pursuing new restaurant development;
•	expanding beyond our current existing restaurant concepts;
•	increasing our same store sales through providing high quality food and service; and
•	improving our margins and leveraging infrastructure.

We believe there are opportunities to open up to four new restaurants annually.  We are actively pursuing development opportunities within certain of our concepts, and we are currently evaluating approximately 20 locations in approximately 15 separate markets in order to meet our stated growth objectives. The most recent restaurant openings include J. Alexander’s restaurants in King of Prussia, Pennsylvania in April 2018 and in Lexington, Kentucky in March 2017 and a Stoney River restaurant in Chapel Hill, North Carolina in February 2017.  In addition, the Company has announced the signing of a lease for its next Stoney River restaurant in Troy, Michigan currently expected to open during the fourth quarter of 2018.

The locations that began the transition from a J. Alexander’s restaurant to a Redlands Grill restaurant during 2015, the J. Alexander’s location in Ohio that converted to Lyndhurst Grill in 2017 and the J. Alexander’s location in Kansas that converted to Overland Park Grill in the second quarter of 2018 have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures, and are collectively referred to herein as “J. Alexander’s / Grills” restaurants or locations.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations.  Our same store restaurant base consisted of 41 restaurants at each of April 1, 2018 and April 2, 2017.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.  This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

Measuring our same store restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact same store sales including:

•	consumer recognition of our restaurants and our ability to respond to changing consumer preferences;
•	overall economic trends, particularly those related to consumer spending;
•	our ability to operate restaurants effectively and efficiently to meet guest expectations;
•	pricing;
•	guest traffic;
•	spending per guest and average check amounts;
•	local competition;
•	trade area dynamics; and
•	introduction of new menu items.

Average Weekly Sales.  Average weekly sales per restaurant is computed by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average.  The daily sales average is then multiplied by seven to arrive at average weekly sales per restaurant.  Days on which restaurants are closed for business for any reason other than scheduled closures on Thanksgiving and Christmas are excluded from this calculation.  Revenue associated with reduction in liabilities for gift cards which are not redeemed, commonly referred to as gift card breakage, is not included in the calculation of average weekly sales per restaurant.

Average Weekly Same Store Sales.  Average weekly same store sales per restaurant is computed by dividing total restaurant same store sales for the period by the total number of days all same store restaurants were open for the period to obtain a daily sales average.  The daily same store sales average is then multiplied by seven to arrive at average weekly same store sales per restaurant.  Days on which restaurants are closed for business for any reason other than scheduled closures on Thanksgiving and Christmas are excluded from this calculation.  Sales and sales days used in this calculation include only those for restaurants in operation at the end of the period which have been open for more than 18 months.  Revenue associated with reduction in liabilities for gift cards which are not redeemed, commonly referred to as gift card breakage, is not included in the calculation of average weekly same store sales per restaurant.

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

Key Financial Definitions

Net Sales.  Net sales consist primarily of food and beverage sales at our restaurants, net of any discounts, such as management meals and employee meals, associated with each sale.  Net sales are directly influenced by the number of operating weeks in the relevant period, the number of restaurants we operate and same store sales growth.  Gift card breakage is also included in net sales.

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

Discontinued Operations.  In 2013, we closed two locations, and we determined that these closures met the criteria for classification as discontinued operations.  Refer to Part I, Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 2 (d) Basis of Presentation — Discontinued Operations and Restaurant Closures for more information.

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	April 1,	April 2,	Percent Change
(Dollars in thousands)	2018	2017	2018 vs. 2017
	(unaudited)	(unaudited)	(unaudited)
Net sales	$61,909	$59,822	3.5%
Costs and expenses:
Cost of sales	19,261	18,431	4.5
Restaurant labor and related costs	18,226	17,945	1.6
Depreciation and amortization of restaurant property and equipment	2,569	2,378	8.0
Other operating expenses	12,018	11,570	3.9
Total restaurant operating expenses	52,074	50,324	3.5
Transaction and integration expenses	926	-	NCM
General and administrative expenses	6,525	4,828	35.1
Pre-opening expenses	326	876	(62.8)
Total operating expenses	59,851	56,028	6.8
Operating income	2,058	3,794	(45.8)
Other income (expense):
Interest expense	(174)	(174)	-
Other, net	(42)	21	NCM
Total other expense	(216)	(153)	41.2
Income from continuing operations before income taxes	1,842	3,641	(49.4)
Income tax expense	(138)	(844)	(83.6)
Loss from discontinued operations, net	(111)	(113)	(1.8)
Net income	$1,593	$2,684	(40.6)%

Note:  NCM means not considered meaningful.

	Quarter Ended
As a percentage of net sales:	April 1,	April 2,
	2018	2017
Costs and expenses:
Cost of sales	31.1%	30.8%
Restaurant labor and related costs	29.4	30.0
Depreciation and amortization of restaurant property and equipment	4.1	4.0
Other operating expenses	19.4	19.3
Total restaurant operating expenses	84.1	84.1
Transaction and integration expenses	1.5	-
General and administrative expenses	10.5	8.1
Pre-opening expenses	0.5	1.5
Total operating expenses	96.7	93.7
Operating income	3.3	6.3
Other income (expense):
Interest expense	(0.3)	(0.3)
Other, net	(0.1)	0.0
Total other expense	(0.3)	(0.3)
Income from continuing operations before income taxes	3.0	6.1
Income tax expense	(0.2)	(1.4)
Loss from discontinued operations, net	(0.2)	(0.2)
Net income	2.6%	4.5%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Grills	32	32
Stoney River Steakhouse and Grill	12	12

Average weekly sales per restaurant:
J. Alexander's Restaurant / Grills	$118,300	$118,200
Percent change	0.1%
Stoney River Steakhouse and Grill	$82,700	$77,900
Percent change	6.2%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Grills	$120,100	$119,800
Percent change	0.3%
Stoney River Steakhouse and Grill	$83,700	$78,800
Percent change	6.2%

Net Sales

Net sales increased by $2,087, or 3.5%, in the first quarter of 2018 compared to the first quarter of 2017 due to a decrease in same store sales at the J. Alexander’s / Grills restaurants of $65 and an increase in same store sales at Stoney River restaurants of $607.  Sales increases in the first quarter of 2018 attributable to the three restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $1,006 and $651 for the J. Alexander’s / Grills and Stoney River locations, respectively.  These sales increases were partially offset by the impact of the closure of the J. Alexander’s restaurant in Houston, Texas in the first quarter of 2017 which resulted in a sales decrease of $351 for the corresponding quarter of 2018.  The increase of $239 in gift card breakage also contributed to the increase in net sales for the first quarter of 2018 as compared to the first quarter of 2017.

Average weekly same store sales at J. Alexander’s / Grills restaurants for the first quarter of 2018 increased by 0.3% to $120,100, compared to $119,800 in the first quarter of 2017.  Average weekly same store sales at Stoney River restaurants for the first quarter of 2018 increased by 6.2% to $83,700 compared to $78,800 in the first quarter of 2017.

At J. Alexander’s / Grills restaurants, the average check per guest, including alcoholic beverage sales, increased by 2.5% to $31.89 in the first quarter of 2018 from $31.12 in the first quarter of 2017.  For the 30 locations in the same store base of restaurants, the average check per guest also increased by 2.5%.  Management estimates that the effect of menu price increases on net sales was approximately 1.8% in the first quarter of 2018 compared to the corresponding period of 2017.  Additionally, weekly average guest counts decreased by approximately 2.5% and 2.0% in the first quarter compared to the corresponding period of 2017 on a consolidated basis and within the same store base of restaurants, respectively.  It should be noted that, due to severe winter weather conditions during the first quarter of 2018, our restaurants were forced to close for 27 days (16 of which affected the J. Alexander’s / Grills locations resulting in estimated lost net sales of approximately $275), and resulted in estimated lost revenue of approximately $400 across all restaurants.  Severe winter weather in the first quarter of 2017 impacted sales to a lesser extent by forcing three days of restaurant closures resulting in lost revenue of approximately $40.  Guest counts were also impacted by severe winter weather, with slightly over half of the same store guest count decrease within the J. Alexander’s / Grills restaurants attributed to the impact of severe winter weather on days which the J. Alexander’s / Grills restaurants remained open for business but traffic, and thus revenue, was adversely affected. Management estimates that an additional $600 in net sales were lost within the J. Alexander’s / Grills restaurants as a result of severe winter weather on days where the decision was made to open for at least a portion of the day.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 2.2% to $42.66 in the first quarter of 2018 from $43.60 in the first quarter of 2017, in part reflecting the impact of the addition of lunch service at certain locations and brunch offerings at other locations as well as certain other initiatives to increase guest traffic.  Because brunch and lunch items generally are at a lower price point, these initiatives served to decrease the average check per guest.  For the 11 locations in the same store base of restaurants, the average check per guest totaled $42.87, a 1.7% decrease from $43.63 in the first quarter of 2017.  Management estimates that the effect of menu price increases on net sales was approximately 0.2% in the first quarter of 2018 compared to the same quarter in 2017.  Management estimates that weekly average guest counts increased by approximately 8.7% and 8.3% on a consolidated basis and within the same store base of restaurants, respectively, during the first quarter of 2018 compared to the same period of 2017.

Restaurant Costs and Expenses

Total restaurant operating expenses were unchanged at 84.1% of net sales in each of the first quarters of 2018 and 2017.  While the Company experienced lower labor costs in the first quarter of 2018 relative to the corresponding period in 2017 as a result of labor efficiencies gained at its newer restaurants which opened in the fourth quarter of 2016 and the first quarter of 2017, it also experienced increases in cost of sales and other operating costs as a percentage of net sales as well as additional depreciation and amortization of restaurant equipment as a result of the opening of new restaurants and the remodeling of certain other restaurants.

Cost of sales, which includes the cost of food and beverages, increased to 31.1% of net sales for the first quarter of 2018 from 30.8% of net sales in the first quarter of 2017.  The increase during the first quarter of 2018 is due primarily to the effect of increases in input costs for seafood, primarily crab, and certain cuts of beef, primarily ribeye, compared to the first quarter of 2017. Management estimates that inflation in food costs in the first quarter of 2018 for J. Alexander’s / Grills locations and Stoney River restaurants was approximately 2.9% and 2.8%, respectively.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 29% of this expense category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Grills restaurants were higher in the first quarter of 2018 compared to the same period of 2017 by approximately 2.7%.  At Stoney River, prices paid for beef were up approximately 3.0% in the first quarter of 2018 compared to the same period of 2017.  Our beef purchases currently remain subject to variable market conditions. Beef prices are currently at higher levels in the first quarter of 2018 than experienced in the first quarter of 2017 due to favorable pricing in the first quarter of 2017.  Due to this relatively lower baseline in 2017, we expect that beef prices will continue to be slightly higher in 2018 than in 2017.  We continually monitor the beef market and if there are significant changes in market conditions or if attractive opportunities to contract at fixed prices arise, we will consider entering into a fixed price purchasing agreement.

Restaurant labor and related costs totaled 29.4% and 30.0% of net sales in the first quarter of 2018 and 2017, respectively.  The decrease noted during the first quarter of 2018 was primarily due to the effect of higher same store sales as well as the 2017 impact of higher labor costs incurred in the one new J. Alexander’s restaurant opened during the latter part of the fourth quarter of 2016 and the one new J. Alexander’s restaurant and the one new Stoney River restaurant which opened during the first quarter of 2017.  Labor costs in our new restaurants generally run higher in the early months of operations as experience is gained by newer restaurant employees and efficiencies are established in the front and back-of-house operations.  Such efficiencies were gained throughout fiscal year 2017, and there were no restaurant openings subsequent to the first quarter of 2017 impacting labor in a similar fashion during the first quarter of 2018.

Depreciation and amortization of restaurant property and equipment increased by $191, or 8.0%, in the first quarter of 2018 compared to the corresponding period of 2017 primarily due to the impact of the one new J. Alexander’s restaurant and the one new Stoney River restaurant which opened in the first quarter of 2017.  Further, we recorded additional depreciation expense associated with restaurant remodels which occurred during the latter part of 2017.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, increased to 19.4% of net sales in the first quarter of 2018 from 19.3% of net sales in the first quarter of 2017 due primarily to the effect of increased expense in relation to contracted services and maintenance, utilities, rent, credit card fees, common area maintenance costs of certain leased properties and paper and bar supplies as well as losses recorded on the disposal of fixed assets.  These increases were partially offset by decreased expense for complimentary guest meals.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, costs associated with the Management Consulting Agreement with Black Knight and other costs incurred above the restaurant level, increased by $1,697, or 35.1%, in the first quarter of 2018 compared to the first quarter of 2017.  The more significant components of the increase during the first quarter of 2018 include the impact of the quarterly valuation of the Black Knight profits interest grant issued in October 2015, which resulted in expense of $1,907 during the first quarter of 2018 as compared to a benefit of $39 during the first quarter of 2017 as well as increased expense associated with salaries and restaurant management training salaries.  The increase in general and administrative expenses was partially offset by decreased expense of $129 relative to the 2015 management profits interest grant which has now become fully vested and expensed since the grant date.  Additionally, we recorded less travel costs, employee relocation expenses, audit and accounting fees and other compensation in the first quarter of 2018 as compared to the corresponding period of 2017.  Finally, we recorded additional restaurant closing costs in 2017 of $105 associated with the J. Alexander’s restaurant in Houston, Texas which closed during the first quarter of 2017 as a component of “General and administrative expenses” in the Condensed Consolidated Statements of Income and Comprehensive Income.

Transaction Expenses

We incurred transaction expenses totaling $926 and $0 during the quarters ended April 1, 2018 and April 2, 2017, respectively.  Transaction expenses typically consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. During the first quarter of 2018, we incurred transaction expenses associated with the proposed acquisition of Ninety Nine Restaurant and Pub, which consisted primarily of legal, and other professional and consulting fees as well as other miscellaneous costs.  During the first quarter of 2018, the Company announced that it did not receive the required number of disinterested shareholder votes to approve the proposed acquisition, and the merger agreement was thereafter terminated.

Pre-opening Expenses

Pre-opening expenses consist of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expenses also include rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.  For the quarters ended April 1, 2018 and April 2, 2017, pre-opening expenses of $326 and $876, respectively, were recorded.  During the first quarter of 2018, the Company recorded pre-opening expenses associated with a new J. Alexander’s restaurant in King of Prussia, Pennsylvania which commenced operations in the second quarter of 2018.  Further, the Company incurred pre-opening expenses for a new Stoney River restaurant in Troy, Michigan, which is expected to open during the fourth quarter of 2018.  Pre-opening expenses recorded during the first quarter of 2017 included expenses associated with a new J. Alexander’s restaurant in Lexington, Kentucky which commenced operations in March 2017.  Further, the Company opened a Stoney River restaurant in Chapel Hill, North Carolina in February 2017 for which such expenses were incurred.

Other Income (Expense)

Interest expense was unchanged in the first quarter of 2018 compared to the corresponding period in 2017 as $174 was recorded during each quarter.  While we experienced modest increases in interest rates during the first quarter of 2018 relative to those same rates in the first quarter of 2017, the majority of this impact was offset by debt service payments made during the course of the year lowering each principal balance as well as the capitalization of interest for the new locations under construction during the first quarter of 2018, and such new locations either have opened or are expected to open during the year.

Income Taxes

We reported income tax expense of $138 and $844 for the quarters ended April 1, 2018 and April 2, 2017, respectively, reflecting the Company’s federal, state and local income tax liability for its allocable share of income of J. Alexander’s Holdings, LLC.  The decrease of $706 in the first quarter of 2018 as compared to the same period of 2017 primarily relates to the impact of lower pre-tax income as well as the estimated impact of the Tax Cuts and Jobs Act enacted in December 2017.

Discontinued Operations

In 2013, two J. Alexander’s restaurants were closed that were considered to be discontinued operations.  Losses from discontinued operations totaling $111 and $113 for the quarters ended April 1, 2018 and April 2, 2017, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements.  Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility.  As of April 1, 2018, cash and cash equivalents totaled $10,120.  Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants, and meeting debt service requirements and operating lease obligations.  Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures and other operating activities for the next 12 months.

Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants.  We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per customer due to changes in economic conditions, as described in detail in the 2017 Annual Report, under the heading “Risk Factors.”

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the quarters ended April 1, 2018 and April 2, 2017:

	Quarter Ended
	April 1,	April 2,
	2018	2017

Net cash provided by (used in):
Operating activities	$6,840	$7,768
Investing activities	(6,181)	(4,380)
Financing activities	(1,250)	(419)
Net (decrease) increase in cash and cash equivalents	$(591)	$2,969

Operating Activities. Net cash flows provided by operating activities decreased to $6,840 for the first quarter of 2018 from $7,768 for the corresponding period of 2017, a decrease of $928.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first quarter of 2018, net sales increased by $1,848, which excludes the impact of the comparative increase in gift card breakage of $239, relative to the corresponding period of 2017, and total restaurant operating expenses increased by $1,750 compared to the first quarter of 2017, resulting in a net increase to cash flow from operations of approximately $98.  The factors that contributed to the decrease in net cash provided by operating activities include higher payments in the first quarter of 2018 compared to the first quarter of 2017 associated with transaction expenses, incentive compensation and insurance.  Transaction expenses payments were higher in the first quarter of 2018 by approximately $740 than in the corresponding period of 2017.  The incentive compensation related to fiscal year 2017 paid during fiscal year 2018 was approximately $99 higher than corresponding payments during the first quarter of 2017 related to fiscal year 2016.  Insurance payments made during the first quarter of 2018 were $48 higher than such payments made during the same period of 2017.

Investing Activities. Net cash used in investing activities for the first quarter of 2018 totaled $6,181 compared to $4,380 in the corresponding period of 2017, with the 2018 use of cash being attributed primarily to capital expenditures related to the construction of the new J. Alexander’s restaurant which opened in King of Prussia, Pennsylvania during the second quarter of 2018, and the Stoney River restaurant which we plan to open in Troy, Michigan during the fourth quarter of 2018 as well as certain remodels of J. Alexander’s / Grills restaurants.  Cash used in investing activities in the first quarter of 2017 was primarily attributable to capital expenditures related to the completion of the two new J. Alexander’s restaurants which opened in Raleigh, North Carolina during the latter part of the fourth quarter of 2016 and Lexington, Kentucky during the first quarter of 2017 and the Stoney River restaurant which opened in Chapel Hill, North Carolina during the first quarter of 2017 as well as certain remodels of J. Alexander’s / Grills restaurants.

Financing Activities. Net cash used in financing activities for the first quarter of 2018 totaled $1,250 compared to $419 in the corresponding period of 2017, an increase of $831, which is attributable to additional debt service payments during the first quarter of 2018 as the Company began repaying its term loan, discussed in greater detail below, in the latter part of fiscal year 2017.

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

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts (brunch, lunch or dinner service) the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grills restaurant  or Stoney River, and we anticipate that all future Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend a total of approximately $675 per restaurant for pre-opening expenses and pre-opening rent expense, and expect that such expenses will approximate $1,300 in fiscal year 2018.  We anticipate that such costs will be somewhat higher than average in 2018 as a result of higher rents and other costs anticipated at the restaurant in King of Prussia, Pennsylvania.

In addition to new store development, we plan to remodel four of our J. Alexander’s / Grills restaurants in 2018.  Further, three of our Stoney River restaurants will undergo extensive exterior reimaging projects and two restaurants will undergo more modest interior reimaging projects during 2018.  We began the remodel of one J. Alexander’s restaurant during the first quarter of 2018, which resulted in a capitalized cost of $470 as of the quarter end.  We expect to complete three to seven remodels each year at an average cost of approximately $425 per location.

For fiscal year 2018, we currently estimate capital expenditure outlays will range between $18,000 and $20,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the completion of the new J. Alexander’s restaurant in King of Prussia, Pennsylvania which opened in the second quarter of 2018 and the completion of the new Stoney River in Troy, Michigan, which is expected to open during the fourth quarter of 2018. Additional capital expenditures will be incurred in connection with the remodels discussed above and to maintain our existing restaurants and for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and by the use of our credit facility as necessary, depending upon the timing of expenditures.

An additional long-term capital requirement includes the funding of the Amended and Restated Salary Continuation Agreements in place with certain current and former officers of the Company.  Due to the Spin-off distribution discussed in Part I, Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 1 – Organization and Business, Fidelity National Financial, Inc. (“FNF”) no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the distribution transaction triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, to establish and fund a “rabbi trust” (the “Trust”) under the Amended and Restated Salary Continuation Agreements.  On October 19, 2015, the Trust was established and funded with a total of $4,304, which was comprised of $2,415 in cash and $1,889 in cash surrender values of whole life insurance policies.  These assets are classified as noncurrent within the

Company’s consolidated financial statements.  The Company made an additional contribution of $63 to the Trust in fiscal year 2017, and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the agreements.

Additionally, on September 28, 2015, immediately prior to the Spin-off, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provides corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  The principal member of Black Knight is William P. Foley, II, Chairman of the board and Chief Executive Officer of Cannae and non-Executive Chairman of the board of directors of FNF. The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of Cannae and FNF.

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued to Black Knight non-voting Class B Units, and is required to pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement.  J. Alexander’s Holdings, LLC will also reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC.  Under the Management Consulting Agreement, “Adjusted EBITDA” means J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment and pre-opening expenses.  Future cash outlays associated with the Management Consulting Agreement could be significant.  The cash fees associated with fiscal years 2017, 2016 and 2015 were approximately $749, $729 and $207, respectively, and each cash fee was paid during the first quarter of the following fiscal year.  We anticipate the payout will be approximately $825 for fiscal year 2018.

On October 29, 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of April 1, 2018 we have repurchased 305,059 shares under this program at an aggregate purchase price of $3,203.  There was no common stock repurchase activity during the first quarter of 2018.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.  We had a working capital deficit of $11,013 at April 1, 2018 compared to a deficit of $11,297 at December 31, 2017.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

Credit Facility

Effective September 3, 2013, we obtained a $16,000 credit facility with our lender that provided for two loans.  The borrower under this credit facility was J. Alexander’s, LLC, and the credit facility was guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries.  The credit facility consisted of a three-year $1,000 revolving line of credit (“Revolving Line of Credit”) which may be used for general corporate purposes, and a seven-year $15,000 mortgage loan (the “Mortgage Loan”).  Effective December 9, 2014, we executed an Amended and Restated Loan Agreement which encompasses the two existing loans discussed above dated September 3, 2013 and also included a five-year, $15,000 development line of credit (“Development Line of Credit”).  Effective May 20, 2015, we executed a Second Amended and Restated Loan Agreement (the “Loan Agreement”), which increased the Development Line of Credit to $20,000 over a five-year term and also included a five-year, $10,000 term loan (the “Term Loan”), the proceeds of which were used to repay in full a note payable to FNF which was scheduled to mature January 31, 2016.  Effective September 3, 2016, J. Alexander’s, LLC executed a modification agreement with respect to the Revolving Line of Credit originally entered into on September 3, 2013.  This modification agreement extended the term of the Revolving Line of Credit from September 3, 2016 to September 3, 2019, with no additional significant changes to the terms of the agreement.  The indebtedness outstanding under these facilities is secured by liens on certain personal property of J. Alexander’s Holdings, LLC and its subsidiaries, subsidiary guaranties and a mortgage lien on certain real property.

In connection with the refinancing transactions and loan modifications discussed above, lender and legal fees totaling $465 were incurred, which were capitalized as deferred loan costs and are being amortized over the respective lives of the loans under the credit facility.  These are currently shown in our financial statements as a reduction of long-term debt consistent with the guidance in Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  J. Alexander’s, LLC was in compliance with these financial covenants as of December 31, 2017 and the reporting period subsequent to that date as of April 1, 2018.

At April 1, 2018, the amounts outstanding under the Development Line of Credit and the Revolving Line of Credit were $4,000 and $0, respectively, and a total of $17,000 was available to us for borrowing under these lines of credit on this date.  At April 1, 2018, $7,500 was outstanding under the Mortgage Loan and an additional $7,222 was outstanding under the Term Loan.  At April 1, 2018, the Loan Agreement is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $32,526.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 1, 2018, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of April 1, 2018, is as follows:

Wendy's restaurants (eight leases)	$711
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	47
Total contingent liability related to assigned leases	$758

The Company has never been required to pay any such contingent liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that management believes to be the most significant judgments and estimates used in the preparation of the Company’s Condensed Consolidated Financial Statements.  Judgments or uncertainties regarding the application of these policies could potentially result in materially different amounts being reported under different assumptions and conditions.  There have been no material changes to the critical accounting policies previously reported in the Consolidated Financial Statements and footnotes thereto for the fiscal year ended December 31, 2017 included in the 2017 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risks as described in the 2017 Annual Report.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 5 (c) Commitments and Contingencies – Litigation Contingencies.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our 2017 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2015, the Company’s Board approved a three-year stock purchase program, effective on such date, under which the Company can repurchase up to 1,500,000 shares of its common stock through October 29, 2018.  As of April 1, 2018, the number of common stock shares purchased as a part of the program totaled 305,059 at an aggregate purchase price of $3,203.  There was no common stock repurchase activity during the quarter ended April 1, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger, dated August 3, 2017, by and among the Company, J. Alexander’s Holdings, LLC, Nitro Merger Sub, Inc., Fidelity National Financial Ventures, LLC, Fidelity Newport Holdings, LLC and 99 Restaurants, LLC (terminated effective February 1, 2018) (Exhibit 2.1 of Current Report on 8-K filed August 7, 2017 (File No.001-37473), is incorporated herein by reference).

2.2

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

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended April 1, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: May 10, 2018	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	/s/ Mark A. Parkey
Mark A. Parkey
Executive Vice President and Chief Financial Officer (Principal Financial Officer)