Form 10-Q
period 2018-07-01
J. Alexander's Holdings, Inc.
filed 2018-08-10
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 1, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

As of August 9, 2018, 14,695,176 shares of the registrant’s Common Stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	July 1,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$7,259	$10,711
Accounts and notes receivable	1,021	1,446
Inventories	2,611	2,804
Prepaid expenses and other current assets	3,931	3,769
Total current assets	14,822	18,730
Other assets	5,776	6,183
Property and equipment, at cost, less accumulated depreciation and amortization of $48,538 and $43,484 as of July 1, 2018 and December 31, 2017, respectively	107,033	103,615
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,631	25,202
Deferred charges, less accumulated amortization of $268 and $247 as of July 1, 2018 and December 31, 2017, respectively	167	184
Total assets	$169,166	$169,651

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,840	$6,587
Accrued expenses and other current liabilities	9,091	10,745
Unearned revenue	2,373	3,695
Current portion of long-term debt	9,000	9,000
Total current liabilities	26,304	30,027
Long-term debt, net of portion classified as current and deferred loan costs	8,322	10,781
Deferred compensation obligations	6,592	6,451
Deferred income taxes	1,193	2,075
Other long-term liabilities	6,779	6,456
Total liabilities	49,190	55,790
Stockholders' Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding 14,695,176 shares as of July 1, 2018 and December 31, 2017, respectively	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of July 1, 2018 or December 31, 2017	-	-
Additional paid-in capital	95,680	95,151
Retained earnings	17,227	13,495
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	112,922	108,661
Non-controlling interests	7,054	5,200
Total stockholders' equity	119,976	113,861
Commitments and contingencies
Total liabilities and stockholders' equity	$169,166	$169,651

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Net sales	$60,420	$58,216	$122,329	$118,038
Costs and expenses:
Cost of sales	19,433	19,197	38,694	37,628
Restaurant labor and related costs	18,781	17,959	37,007	35,904
Depreciation and amortization of restaurant property and equipment	2,696	2,500	5,265	4,878
Other operating expenses	11,943	11,539	23,961	23,109
Total restaurant operating expenses	52,853	51,195	104,927	101,519
Transaction and integration expenses	7	460	933	460
General and administrative expenses	4,722	6,336	11,247	11,164
Pre-opening expenses	504	10	830	886
Total operating expenses	58,086	58,001	117,937	114,029
Operating income	2,334	215	4,392	4,009
Other income (expense):
Interest expense	(186)	(224)	(360)	(398)
Other, net	55	51	13	72
Total other expense	(131)	(173)	(347)	(326)
Income from continuing operations before income taxes	2,203	42	4,045	3,683
Income tax benefit (expense)	12	254	(126)	(590)
Loss from discontinued operations, net	(110)	(110)	(221)	(223)
Net income	$2,105	$186	$3,698	$2,870

Basic earnings per share:
Income from continuing operations, net of tax	$0.15	$0.02	$0.27	$0.21
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.02)
Basic earnings per share	$0.14	$0.01	$0.25	$0.20

Diluted earnings per share:
Income from continuing operations, net of tax	$0.15	$0.02	$0.26	$0.21
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.02)
Diluted earnings per share	$0.14	$0.01	$0.25	$0.19

Weighted-average common shares outstanding:
Basic	14,695	14,695	14,695	14,695
Diluted	14,901	14,905	14,869	14,800

Comprehensive income	$2,105	$186	$3,698	$2,870

See accompanying Notes to Condensed Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 31, 2017	14,695,176	$15	$95,151	$13,495	$5,200	$113,861
Cumulative effect of change in accounting policy (Note 9)	-	-	-	34	-	34
Share-based compensation	-	-	529	-	1,854	2,383
Net income	-	-	-	3,698	-	3,698
Balances at July 1, 2018	14,695,176	$15	$95,680	$17,227	$7,054	$119,976

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended
	July 1,	July 2,
	2018	2017
Cash flows from operating activities:
Net income	$3,698	$2,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,411	5,021
Equity-based compensation expense	2,383	2,308
Other, net	(282)	52
Changes in assets and liabilities:
Accounts and notes receivable	425	(1,089)
Prepaid expenses and other current assets	(162)	(88)
Accounts payable	(653)	(861)
Accrued expenses and other current liabilities	(1,654)	(338)
Other assets and liabilities, net	(587)	229
Net cash provided by operating activities	8,579	8,104

Cash flows from investing activities:
Purchase of property and equipment	(9,019)	(6,597)
Other investing activities	(512)	(273)
Net cash used in investing activities	(9,531)	(6,870)

Cash flows from financing activities:
Payments on long-term debt and obligations under capital leases	(2,500)	(1,111)
Other financing activities	-	(2)
Net cash used in financing activities	(2,500)	(1,113)
(Decrease) increase in cash and cash equivalents	(3,452)	121
Cash and cash equivalents at beginning of period	10,711	6,632
Cash and cash equivalents at end of period	$7,259	$6,753

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$1,854	$2,587
Property and equipment obligations accrued at end of period	1,760	969
Cash paid for interest	402	395
Cash paid for income taxes	234	1,838

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

As a result of the Distribution, the Company became an independent public company with its common stock listed under the symbol “JAX” on The NYSE, effective September 29, 2015.  As of July 1, 2018, a total of 14,695,176 shares of the Company’s common stock, par value $0.001, were outstanding.

On October 29, 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  Share repurchases under the program have been made and are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of July 1, 2018, 305,059 shares have been repurchased and retired under this program at an aggregate purchase price of $3,203. There was no common stock repurchase activity during the first half of 2018.

Business of J. Alexander’s

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants including J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill and Stoney River Steakhouse and Grill (“Stoney River”).  At July 1, 2018 and December 31, 2017, the Company operated 45 and 44 restaurants in 16 and 15 states, respectively.  The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States.  The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six-month period ended July 1, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2018.  For further information, refer to the Consolidated Financial Statements and footnotes thereto for the fiscal year ended December 31, 2017 included in the Annual Report on Form 10-K of the Company filed with the SEC on March 15, 2018.

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

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  The quarters and six-month periods ended July 1, 2018 and July 2, 2017 each included 13 and 26 weeks of operations, respectively.  Fiscal years 2018 and 2017 each include 52 weeks of operations.

(d)	Discontinued Operations and Restaurant Closures

During 2013, three J. Alexander’s restaurants were closed, and two of these restaurants were considered to be discontinued operations.  Additionally, the Company closed one J. Alexander’s location during the first quarter of 2017 as the restaurant’s lease had reached the end of its term.  Since the closure of this restaurant did not represent a strategic shift that would have a major effect on the Company’s operations and financial results, its results of operations and expenses associated with its closure were not included in discontinued operations.  Income from continuing operations before income taxes associated with this location was $35 for the six-month period ended July 2, 2017.  The $110 loss from discontinued operations included in the quarters ended July 1, 2018 and July 2, 2017, respectively, and losses for the six-month periods ended July 1, 2018 and July 2, 2017 of $221 and $223, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under a lease agreement for one of these closed locations.

(e)	Transaction Expenses

The Company incurred transaction expenses associated primarily with the proposed acquisition of the Ninety Nine Restaurant and Pub concept (“99 Restaurants”) totaling $7 and $933 for the quarter and six-month period ended July 1, 2018, respectively.  Additionally, for the quarter and six-month period ended July 2, 2017, the Company incurred a total of $460 related to this proposed acquisition.  Such costs consisted primarily of legal, and other professional and consulting fees as well as other miscellaneous costs. During the first quarter of 2018, the Company announced that it did not receive the required number of disinterested shareholder votes to approve the proposed acquisition, and the merger agreement was thereafter terminated.

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

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders.  As of July 1, 2018 and December 31, 2017, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $7,054 and $5,200, respectively, and consist solely of the non-cash compensation expense relative to the profits interest awards to management and Black Knight.  The Hypothetical Liquidation at Book Value method was used as of each of July 1, 2018 and July 2, 2017 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to those calculations, no allocation of net income was made to non-controlling interests for either of the quarters and six-month periods ended July 1, 2018 and July 2, 2017.

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

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Dollars and shares in thousands, except per share amounts)	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Numerator:
Income from continuing operations, net of tax	$2,215	$296	$3,919	$3,093
Loss from discontinued operations, net	(110)	(110)	(221)	(223)
Net income	$2,105	$186	$3,698	$2,870
Denominator:
Weighted average shares (denominator for basic earnings per share)	14,695	14,695	14,695	14,695
Effect of dilutive securities	206	210	174	105
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	14,901	14,905	14,869	14,800

Basic earnings per share:
Income from continuing operations, net of tax	$0.15	$0.02	$0.27	$0.21
Loss from discontinued operations, net	(0.01)	(0.01)	(0.02)	(0.02)
Basic earnings per share	$0.14	$0.01	$0.25	$0.20
Diluted earnings per share:
Income from continuing operations, net of tax	$0.15	$0.02	$0.26	$0.21
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.02)
Diluted earnings per share	$0.14	$0.01	$0.25	$0.19

Note: Per share amounts may not sum due to rounding.

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the reporting period.  Diluted earnings per share gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards.  Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents, if dilutive.  The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards are considered to be antidilutive and, therefore, have been excluded from the diluted earnings per share calculations for the quarters and six-month periods ended July 1, 2018 and July 2, 2017.  However, the 1,500,024 Black Knight profits interest Class B Units were considered dilutive as of July 1, 2018, and the impact for the quarter and six-month period then ended on the diluted earnings per share calculation was 136,111 and 139,316 shares, respectively.  Further, the Black Knight profits interest Class B Units were considered dilutive for the quarter and six-month period ended July 2, 2017, and the impact on the number of weighted average shares in the diluted earnings per share calculation was 210,309 and 105,155, respectively.

The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive.  There were 1,495,750 stock option awards outstanding as of July 1, 2018, and the dilutive impact on the number of weighted average shares in the diluted earnings per share calculation was 69,581 and 34,791 for the quarter and six-month period ended July 1, 2018, respectively.  A portion of the stock option awards outstanding as of the quarter ended July 1, 2018 include awards to purchase 510,000 shares of common stock at an exercise price of $9.55 issued on February 21, 2018.  These awards were considered antidilutive for the quarter and six-month period ended July 1, 2018, and are excluded from the diluted earnings per share calculation for such reporting periods.  Additionally, the 985,750 stock option awards outstanding as of July 2, 2017 were considered antidilutive and, therefore, are excluded from the diluted earnings per share calculation for the quarter and six-month period then ended.

Note 4 – Income Taxes

The net effective tax rate (including the impact of discrete items) for the six-month periods ended July 1, 2018 and July 2, 2017 was 3.3% and 17.1%, respectively.  The factors that cause the net effective tax rate to vary from the federal statutory rate of 21% for the six-month period ended July 1, 2018 and 35% for the six-month period ended July 2, 2017 include the impact of the Federal Insurance Contribution Act tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act includes a number of changes to the U.S. tax code, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the acceleration of depreciation for certain assets placed into service after September 27, 2017.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under ASC Topic 740 for certain income tax effects of the Tax Act for the reporting period of enactment. SAB 118 allows the Company to provide a provisional estimate of the impacts of the Tax Act during a measurement period similar to the measurement period used when accounting for business combinations. Adjustments to provisional estimates and additional impacts from the Tax Act must be recorded as they are identified during the measurement period as provided for in SAB 118.

In connection with its initial analysis of the impact of the Tax Act, the Company recorded a provisional net tax benefit of $1,345 in fiscal year 2017 related to the revaluation of the Company's deferred tax assets and liabilities due to the enacted (but not then effective) change in the statutory tax rate.  No material adjustments to this amount were recorded in the six-month period ended July 1, 2018.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these five leases at July 1, 2018 was approximately $466.  In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease.  The total estimated amount of lease payments remaining on this lease at July 1, 2018 was approximately $30.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to three years.  The total estimated amount of lease payments remaining on these three leases as of July 1, 2018 was approximately $135.  There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company.  Management does not believe any significant loss is likely.

(b)	Tax Contingencies

The Company and its subsidiaries are subject to real property, personal property, business, franchise, income, withholding, unemployment, sales and use taxes in various jurisdictions within the United States, and are regularly under audit by tax authorities.  This is believed to be common for the restaurant industry.  Management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

On December 8, 2017, Margie Elstein, a purported shareholder of the Company, filed a putative class action lawsuit in the Tennessee Chancery Court for Davidson County, 20th Judicial District (the “Elstein Action”) against the Company, members of the Board, Fidelity Newport Holdings, LLC (“FNH”), then FNFV and FNF.  The Elstein Action alleged that the members of the Board breached their fiduciary duties to shareholders because the directors of the Company and Stephens, Inc. had conflicts of interest related to the Company’s proposed acquisition of 99 Restaurants.  The Elstein Action also alleged that the Board and the Company made materially inadequate disclosures and material omissions in its preliminary proxy statement for the acquisition of 99 Restaurants.  The Elstein Action further alleged that FNH, then FNFV, and FNF defendants aided and abetted the Board’s purported breach of its fiduciary duties.  As discussed in Note 2(e), in the first quarter of 2018, the merger agreement was terminated.  During the second quarter of 2018, the Elstein Action was dismissed without prejudice, and no further developments or costs related thereto are anticipated.

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

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	July 1, 2018
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$106	$-	$-
U.S. government obligations *	394	-	-
Corporate bonds *	1,982	-	-
Cash surrender value - life insurance *	-	2,109	-
Total	$2,482	$2,109	$-

	December 31, 2017
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$212	$-	$-
U.S. government obligations *	397	-	-
Corporate bonds *	1,841	-	-
Cash surrender value - life insurance *	-	2,106	-
Total	$2,450	$2,106	$-

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

As of each of July 1, 2018 and December 31, 2017, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature.  The carrying amounts of the long-term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates because of the close proximity of recent refinancing transactions and the quotes obtained for potential financings to the dates of these unaudited Condensed Consolidated Financial Statements (Level 2).

There were no assets and liabilities measured at fair value on a nonrecurring basis during the quarters ended July 1, 2018 and July 2, 2017.

Note 7 – Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”) which created ASC Topic 606.  The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 replaced most existing revenue recognition guidance in GAAP.  New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Since the issuance of ASU No. 2014-09, certain updates have been issued to clarify the implementation guidance, and the effective dates for ASU No. 2014-09 have been updated by ASU No. 2015-14, Deferral of the Effective Date.  The requirements are effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  The Company adopted the requirements under ASC Topic 606 as of January 1, 2018. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company has selected the cumulative effect transition method.  The Company does not currently have any franchise or similar arrangements that were required to be evaluated under ASU No. 2014-09, and the Company has determined that this guidance does not impact the recognition of revenue from sales within our restaurant operations. Gift card breakage has historically been recognized when redemption is unlikely to occur and there is no legal obligation to remit the value of the unredeemed gift cards.  Based on our historical experience, we had considered the probability of redemption of our concepts’ gift cards to be remote when cards have been outstanding for 24 months. With the adoption of ASU No. 2014-09 as of January 1, 2018, the Company began analyzing gift card breakage based upon company-specific historical redemption patterns, and gift card breakage is now recognized in revenue in proportion to redemptions.  See Note 9 – Revenue for additional discussion surrounding the adoption of ASC Topic 606 as well as related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU No. 2016-02”), which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases.  This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet.  The update also expands the required quantitative and qualitative disclosures surrounding leases.  This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier adoption permitted.  This update may be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Consolidated Financial Statements.  Alternatively, in July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU No. 2018-011”), that, among other things, permits a company to use its effective date as the date of initial adoption which will allow it to recognize its cumulative effect transition adjustment as of the effective date.  Further, as a result of ASU No. 2018-11, a company is no longer required to restate comparative period financial information for the effects of ASC Topic 842 or to make the new lease disclosures in comparative periods beginning before the effective date.  The Company anticipates that the adoption of ASU No. 2016-02 will materially increase the assets and liabilities on the Company’s Consolidated Balance Sheets and related disclosures since the Company has a significant number of operating lease arrangements for which it is the lessee.  The Company is still evaluating the impact that the adoption of this ASU will have on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.  The impact of this ASU is non-cash in nature, and as such, it is not expected to have a material impact on the Company’s cash flows and liquidity.  The Company is assessing this ASU’s impact, if any, on our existing debt covenants.  However, the Company anticipates that consideration will be given by its lender with respect to the adoption of this ASU and its impact on components within the related debt covenant calculation once the ASU becomes effective in fiscal year 2019.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) (“ASU No. 2018-07”), in an effort to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees.  Under ASU No. 2018-07, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.  ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. While the Company continues to assess the potential impact of ASU No. 2018-07, it does not expect the adoption of this standard to have a material impact on its unaudited Condensed Consolidated Financial Statements and related disclosures.

Note 8 – Related Party Transactions

As discussed in Note 1, on September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provides corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  The principal member of Black Knight is William P. Foley, II, Chairman of the board of

Cannae and non-Executive Chairman of the board of directors of FNF.  The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of Cannae and FNF.

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

During the quarters ended July 1, 2018 and July 2, 2017, consulting fees of $205 and $174, respectively, were recorded relative to the Black Knight Management Consulting Agreement.  During the six-month periods ended July 1, 2018 and July 2, 2017, consulting fees of $449 and $439, respectively, were recorded relative to the aforementioned agreement.  Such costs are presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.  The consulting fees associated with fiscal year 2017 and 2016 of approximately $749 and $729, respectively, were paid by the Company during the six-month periods ended July 1, 2018 and July 2, 2017, respectively.

As discussed in Note 1, a grant of an additional 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”).  The Black Knight Grant has a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of the Company’s common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of the Company’s common stock over the five trading days following the Distribution date of September 28, 2015.  The Class B Units granted to Black Knight vest in equal installments on the first, second, and third anniversaries of the grant date, and will be subject to acceleration upon a change in control of the Company or J. Alexander’s Holdings, LLC, the termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC without cause or the termination of the Management Consulting Agreement by Black Knight as a result of J. Alexander’s Holdings, LLC’s breach of the Management Consulting Agreement.  The Black Knight Grant will be measured at fair value at each reporting date through the date of vesting, and will be recognized as a component of continuing income in future financial statements of the Company.  The valuation of the Black Knight Grant as of July 1, 2018 was $6,018.  Vested Class B Units held by Black Knight may be exchanged for shares of common stock of the Company.  However, upon termination of the Management Consulting Agreement for any reason, Black Knight must exchange its Class B Units within 90 days or such units will be forfeited for no consideration.

During the quarters ended July 1, 2018 and July 2, 2017, profits interest expense of $(53) and $1,714, respectively, was recorded relative to the Black Knight Grant.  During the six-month periods ended July 1, 2018 and July 2, 2017, profits interest expense of $1,854 and $1,676, respectively, was recorded relative to the grant.  A benefit was recorded for the second quarter of 2018 as a result of the decrease in the valuation as of the end of the quarter as compared to the prior quarter’s valuation.  In accordance with the result of the quarterly valuation, an adjustment is recorded based on the calculated amount of cumulative profits interest expense required to be recognized as determined by the valuation as of quarter end and the profits interest expense previously recorded by the Company in its financial statements.  Such benefit or expense is presented as a component of “General and administrative expenses” in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company recorded a net increase to opening retained earnings of $34 as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact wholly related to the Company’s accounting for gift card breakage.  The impact to net sales for the six-month period ended July 1, 2018 was an increase of $239 as a result of applying ASC Topic 606.  Unearned revenue decreased by $273 for the six-month period ended July 1, 2018 as a result of adopting ASC Topic 606.

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

Disaggregation and Recognition of Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented:

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Restaurant	$60,363	$58,186	$122,045	$118,020
Gift Card Breakage	57	30	284	18
Net Sales	$60,420	$58,216	$122,329	$118,038

The Company recognized revenue associated with gift cards redeemed by guests during the quarters ended July 1, 2018 and July 2, 2017 of $890 and $850, respectively, and $2,279 and $2,191 for the six-month periods ended July 1, 2018 and July 2, 2017, respectively.  Further, of the amount that was redeemed during the first half of 2018, $1,719 was recorded within unearned revenue at the beginning of the fiscal year.  Unearned revenue increased by $1,275 as a result of gift cards sold during the first half of 2018.

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

•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of proposed and future government regulation and changes in healthcare, labor, including minimum wage rates, and other laws;
•	our expectations regarding litigation or other legal proceedings;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including tradename and goodwill;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of adverse weather conditions, including hurricanes and other weather-related disturbances;
•	the impact of the Management Consulting Agreement with Black Knight Advisory Services, LLC (“Black Knight”); and
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

Dollar amounts within this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands except for average weekly sales per restaurant, average weekly same store sales per restaurant and average check per guest.

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

While each restaurant concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.”  As of August 10, 2018, we operated a total of 45 locations across 16 states.  In April 2018, we opened one new J. Alexander’s location in King of Prussia, Pennsylvania.

We believe our restaurants deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 45 restaurants across 16 states as of August 10, 2018.  Our sales growth in recent years has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our restaurants, grow our revenue and improve our profitability by:

•	pursuing new restaurant development;
•	expanding beyond our current existing restaurant concepts;
•	increasing our same store sales through providing high quality food and service; and
•	improving our margins and leveraging infrastructure.

We believe there are opportunities to open up to four new restaurants annually.  We are actively pursuing development opportunities within certain of our concepts, and we are currently evaluating approximately 20 locations in approximately 15 separate markets in order to meet our stated growth objectives. The most recent restaurant openings include J. Alexander’s restaurants in King of Prussia, Pennsylvania in April 2018 and in Lexington, Kentucky in March 2017 and a Stoney River restaurant in Chapel Hill, North Carolina in February 2017.  In addition, the Company’s next Stoney River restaurant is under construction in Troy, Michigan, and is currently expected to open during the fourth quarter of 2018.

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

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations.  Our same store restaurant base consisted of 41 restaurants at each of July 1, 2018 and July 2, 2017.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.  This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Our business is subject to seasonal fluctuations.  Historically, the percentage of our annual revenues earned during the first and fourth quarters has been higher due, in part, to increased gift card redemptions, guest traffic and private dining during the year-end holiday season.  In addition, we operate on a 52-week or 53-week fiscal year that ends on the Sunday closest to December 31.  Each quarterly period includes 13 weeks of operations, except for a 53-week year when the fourth quarter has 14 weeks of operations.  As many of our operating expenses have a fixed component, our operating income and operating income margins have historically varied from quarter to quarter.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter, or for the full fiscal year.

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

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended			Six Months Ended
	July 1,	July 2,	Percent Change	July 1,	July 2,	Percent Change
(Unaudited, dollars in thousands)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017

Net sales	$60,420	$58,216	3.8%	$122,329	$118,038	3.6%
Costs and expenses:
Cost of sales	19,433	19,197	1.2	38,694	37,628	2.8
Restaurant labor and related costs	18,781	17,959	4.6	37,007	35,904	3.1
Depreciation and amortization of restaurant property and equipment	2,696	2,500	7.8	5,265	4,878	7.9
Other operating expenses	11,943	11,539	3.5	23,961	23,109	3.7
Total restaurant operating expenses	52,853	51,195	3.2	104,927	101,519	3.4
Transaction and integration expenses	7	460	(98.5)	933	460	102.8
General and administrative expenses	4,722	6,336	(25.5)	11,247	11,164	0.7
Pre-opening expenses	504	10	NCM	830	886	(6.3)
Total operating expenses	58,086	58,001	0.1	117,937	114,029	3.4
Operating income	2,334	215	NCM	4,392	4,009	9.6
Other income (expense):
Interest expense	(186)	(224)	(17.0)	(360)	(398)	(9.5)
Other, net	55	51	7.8	13	72	(81.9)
Total other expense	(131)	(173)	(24.3)	(347)	(326)	6.4
Income from continuing operations before income taxes	2,203	42	NCM	4,045	3,683	9.8
Income tax benefit (expense)	12	254	(95.3)	(126)	(590)	(78.6)
Loss from discontinued operations, net	(110)	(110)	-	(221)	(223)	(0.9)
Net income	$2,105	$186	NCM %	$3,698	$2,870	28.9%

Note:  NCM means not considered meaningful.

As a Percentage of Net Sales	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	32.2	33.0	31.6	31.9
Restaurant labor and related costs	31.1	30.8	30.3	30.4
Depreciation and amortization of restaurant property and equipment	4.5	4.3	4.3	4.1
Other operating expenses	19.8	19.8	19.6	19.6
Total restaurant operating expenses	87.5	87.9	85.8	86.0
Transaction and integration expenses	0.0	0.8	0.8	0.4
General and administrative expenses	7.8	10.9	9.2	9.5
Pre-opening expenses	0.8	0.0	0.7	0.8
Total operating expenses	96.1	99.6	96.4	96.6
Operating income	3.9	0.4	3.6	3.4
Other income (expense):
Interest expense	(0.3)	(0.4)	(0.3)	(0.3)
Other, net	0.1	0.1	0.0	0.1
Total other expense	(0.2)	(0.3)	(0.3)	(0.3)
Income from continuing operations before income taxes	3.6	0.1	3.3	3.1
Income tax benefit (expense)	0.0	0.4	(0.1)	(0.5)
Loss from discontinued operations, net	(0.2)	(0.2)	(0.2)	(0.2)
Net income	3.5%	0.3%	3.0%	2.4%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Grills	33	32	33	32
Stoney River Steakhouse and Grill	12	12	12	12

Average weekly sales per restaurant:
J. Alexander's Restaurant / Grills	$113,200	$112,600	$115,700	$115,400
Percent change	0.5%		0.3%
Stoney River Steakhouse and Grill	$78,400	$73,100	$80,500	$75,400
Percent change	7.3%		6.8%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Grills	$116,200	$114,000	$118,100	$116,900
Percent change	1.9%		1.0%
Stoney River Steakhouse and Grill	$78,900	$74,300	$81,300	$76,600
Percent change	6.2%		6.1%

Net Sales

Net sales increased by $2,204, or 3.8%, in the second quarter of 2018 compared to the second quarter of 2017 primarily due to an increase in same store sales at the J. Alexander’s / Grills restaurants of $864 and an increase in same store sales at Stoney River restaurants of $677.  Sales increases in the second quarter of 2018 attributable to the four restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $455 and $181 for the J. Alexander’s / Grills and Stoney River locations, respectively.  An increase of $27 in gift card breakage also contributed to the increase in net sales for the second quarter of 2018.  For the first half of 2018, net sales increased by $4,291, or 3.6%, compared to the first half of 2017 primarily due to sales at newer restaurants as disclosed below and an increase in same store sales at the J. Alexander’s / Grills restaurants of $799 and at Stoney River restaurants of $1,284.  Sales in the first half of 2018 attributable to the four restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $1,462 and $831 for the J. Alexander’s / Grills and Stoney River concepts, respectively.  These sales increases were partially offset by the impact of the closure of the J. Alexander’s restaurant in Houston, Texas in the first half of 2017 which decreased sales on a comparative basis by $351 for the corresponding period of 2018.  The increase of $266 in gift card breakage also contributed to the increase in net sales for the first half of 2018 as compared to the first half of 2017.

Average weekly same store sales at J. Alexander’s / Grills restaurants for the second quarter of 2018 increased by 1.9% to $116,200, compared to $114,000 in the second quarter of 2017.  For the first half of 2018, J. Alexander’s / Grills restaurants’ average weekly same store sales totaled $118,100, a 1.0% increase from $116,900 in the first half of 2017.  Average weekly same store sales at Stoney River restaurants for the second quarter of 2018 increased by 6.2% to $78,900 compared to $74,300 in the second quarter of 2017.  For the first half of 2018, Stoney River restaurants average weekly same store sales totaled $81,300, a 6.1% increase from $76,600 in the first half of 2017.

At J. Alexander’s / Grills restaurants, the average check per guest, including alcoholic beverage sales, increased by 2.7% to $31.69 in the second quarter of 2018 from $30.85 in the second quarter of 2017, and by 2.6% to $31.79 for the first half of 2018 from $30.99 for the first half of 2017.  For the 30 locations in the same store base of restaurants, the average check per guest increased by 2.6% and 2.5% for the second quarter and first half of 2018, respectively, relative to the same periods of 2017.  Management estimates that the effect of menu price increases on net sales was approximately 1.8% in each of the second quarter and first half of 2018, respectively, compared to the corresponding periods of 2017.  Management estimates that weekly average guest counts decreased by approximately 0.6% and 1.4% in the second quarter and first half of 2018, respectively, compared to the corresponding periods of 2017 within the same store base of restaurants.  On a consolidated basis, management estimates that weekly average guest counts decreased by approximately 2.0% and 2.2% in the second quarter and first half of 2018, respectively, compared to the same periods of 2017.  It should be noted that, due to severe winter weather conditions during the first quarter of 2018, our restaurants were forced to close for 27 days (16 of which affected the J. Alexander’s / Grills locations resulting in estimated lost net sales of approximately $275), and resulted in estimated lost revenue of approximately $400 across all restaurants.  Severe winter weather in the first quarter of 2017 impacted sales to a lesser extent by forcing three days of restaurant closures resulting in lost revenue of approximately $40.  Guest counts for the first half of 2018 were also impacted by severe winter weather, with slightly over half of the same store guest count decrease within the J. Alexander’s / Grills restaurants attributed to the impact of severe winter weather on days which the J. Alexander’s / Grills restaurants remained open for business but traffic, and thus revenue, was adversely affected. Management estimates that an additional $600 in net sales were lost within the J. Alexander’s / Grills restaurants as a result of severe winter weather on days where the decision was made to open for at least a portion of the day during the first quarter of 2018.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 0.6% to $41.90 in the second quarter of 2018 from $42.17 in the second quarter of 2017, and by 1.4% to $42.28 for the first half of 2018 from $42.88 for the first half of 2017, in part reflecting the impact of the addition of lunch service at certain locations and brunch offerings at other locations as well as certain other initiatives to increase guest traffic.  Because brunch and lunch items generally are at a lower price point, these initiatives served to decrease the average check per guest.  For the 11 locations in the same store base of restaurants, the average check per guest totaled $42.27 during the second quarter of 2018, a 0.1% increase from $42.23 in the second quarter of 2017.  For the first half of 2018, the average check per guest totaled $42.58, a 0.8% decrease from $42.94 in the corresponding period of 2017 within the same store base of restaurants.  Management estimates that the effect of menu price increases on net sales was approximately 1.9% and 1.7% in the second quarter and first half of 2018, respectively, compared to the corresponding periods of 2017.  Management estimates that weekly average guest counts increased by approximately 6.2% and 7.2% within the same store base of restaurants during the second quarter and first half of 2018, respectively, compared to the same periods of 2017.  Similarly, management estimates that weekly average guest counts increased by approximately 7.8% and 8.2% on a consolidated basis for the second quarter and first half of 2018, respectively, compared to the corresponding periods of 2017.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 87.5% of net sales in the second quarter of 2018 from 87.9% of net sales in the second quarter of 2017, and to 85.8% of net sales in the first half of 2018 from 86.0% of net sales in the first half of 2017.  The decrease in the second quarter of 2018 compared to the corresponding period of 2017 was due primarily to the favorable effect of higher same store sales and lower cost of sales partially offset by an increase in restaurant labor and related costs as well as additional depreciation and amortization of restaurant equipment as a result of the opening of new restaurants along with the remodeling of certain other restaurants.  The decrease in the first half of 2018 as compared to the corresponding period of 2017 was due primarily to the favorable effect of higher same store sales as well as lower cost of sales and restaurant labor and related costs partially offset by an increase in depreciation and amortization of restaurant equipment for the same reasons as discussed above.

Cost of sales, which includes the cost of food and beverages, decreased to 32.2% of net sales for the second quarter of 2018 from 33.0% of net sales in the second quarter of 2017. Similarly, cost of sales decreased to 31.6% of net sales for the first half of 2018 from 31.9% of net sales in the first half of 2017.  The decrease during the second quarter of 2018 is due primarily to the effect of higher same store sales as well as decreases in input costs for beef and produce partially offset by increases in seafood, primarily crab, and dairy compared to the second quarter of 2017.  The decrease during the first half of 2018 is due to the same factors as previously discussed.  Management estimates that deflation in food costs in the second quarter of 2018 for J. Alexander’s / Grills locations and Stoney River restaurants was approximately 0.9% and 3.0%, respectively.  For the first half of 2018, management estimates that inflation in food costs was 1.0% within the J. Alexander’s / Grills locations and deflation in food costs was 0.3% at the Stoney River restaurants relative to the corresponding period of 2017.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 30% of this expense category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Grills restaurants were lower in the second quarter of 2018 compared to the same period of 2017 by approximately 4.6%.  At Stoney River, prices paid for beef were down approximately 7.2% in the second quarter of 2018 compared to the same period of 2017.  Prices paid for beef within the J. Alexander’s / Grills restaurants were approximately 1.1% lower in the first half of 2018 than in the corresponding period of 2017, and at Stoney River, prices paid for beef were down approximately 2.7% in the first half of 2018 compared to the same period of 2017. Our beef purchases currently remain subject to variable market conditions.  We anticipate that beef prices will generally remain favorable for the remainder of 2018.

Restaurant labor and related costs totaled 31.1% and 30.8% of net sales in the second quarter of 2018 and 2017, respectively, and totaled 30.3% and 30.4% of net sales in the first half of 2018 and 2017, respectively.  The increase noted during the second quarter of 2018 was primarily due to the effect of higher labor costs incurred by the J. Alexander’s restaurant opened in King of Prussia, Pennsylvania during the quarter.  Labor costs in our new restaurants generally run higher in the early months of operations as experience is gained by newer restaurant employees and efficiencies are established in the front and back-of-house operations.  During the first half of 2017, we opened one new J. Alexander’s restaurant and one new Stoney River restaurant compared to the one new J. Alexander’s restaurant opened during the first half of 2018 resulting in lower restaurant labor and related costs as operating efficiencies were gained at the restaurants opened in 2017 throughout the last half of the prior year and the first half of 2018.

Depreciation and amortization of restaurant property and equipment increased by $196, or 7.8%, in the second quarter of 2018 and $387, or 7.9%, for the first half of 2018 compared to the corresponding periods of 2017 primarily due to the impact of the one new J. Alexander’s restaurant opened during the second quarter of 2018 mentioned above as well as the one new J. Alexander’s restaurant and the one new Stoney River restaurant which opened in the first half of 2017, each of which impacted the Company for the entirety of the first half of 2018.  Further, we recorded additional depreciation expense associated with restaurant remodels which occurred during the latter part of 2017 and the first half of 2018.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, were unchanged at 19.8% of net sales in the second quarter of 2018 and 2017, respectively.  While the Company recorded additional expense associated with repairs and maintenance, credit card fees, contracted services and property taxes, these increases were offset by the impact of higher same store sales and decreased expense related to utilities, china and smallwares and other miscellaneous costs.  Further, in the second quarter of 2018, we recorded decreased noncash rent expense as certain favorable operating lease assets became fully amortized during the quarter.  Similarly, other operating expenses were unchanged at 19.6% of net sales for the first half of 2018 and 2017, respectively.  While the Company experienced additional expense related to contracted services and maintenance, credit card fees, common area maintenance and property taxes, these increases were offset by the impact of higher same store sales, and lower expense associated with complimentary guest meals, and we recorded decreased noncash rent expense as a result of the same factor mentioned above.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, costs associated with the Management Consulting Agreement with Black Knight and other costs incurred above the restaurant level, decreased by $1,614, or 25.5%, in the second quarter of 2018 compared to the second quarter of 2017.  The more significant components of the decrease during the second quarter of 2018 include the impact of the quarterly valuation of the Black Knight profits interest grant issued in October 2015, which resulted in a benefit of $53 during the second quarter of 2018 as compared to expense of $1,714 during the second quarter of 2017 as well as decreased expense associated with restaurant management training salaries and employee relocation and education.  The decrease in general and administrative expenses was partially offset by increased expense related to salaries, incentive compensation, travel costs, the Black Knight management fee, other compensation and accounting and auditing fees.

General and administrative expenses increased by $83, or 0.7%, for the first half of 2018 compared to the corresponding period of 2017.  The most significant component of the increase during the first half of 2018 related to non-cash share-based compensation expense associated with the Black Knight profits interest grant mentioned above, which totaled $1,854 during the first half of 2018 compared to $1,676 recorded during the first half of 2017.  In addition, general and administrative expense increases were recorded in salaries, other professional services, temporary services, incentive compensation and other less significant expense categories.  These increases were partially offset by decreased expense related to employee relocation, stock option expense associated with the 2015 management profits interest grant which has now become fully vested and expensed since the grant date, travel costs, employee education and other compensation.  In addition, in the first half of 2017, we recorded $138 in restaurant closing costs associated with the closed J. Alexander’s restaurant in Houston, Texas, and no such costs related to this restaurant are reflected in the first half of 2018.

Transaction Expenses

We incurred transaction expenses totaling $7 and $460 during the quarters ended July 1, 2018 and July 2, 2017, respectively, and $933 and $460 during the six-month periods ended July 1, 2018 and July 2, 2017, respectively.  Transaction expenses typically consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. During the first half of 2018 and 2017, we incurred transaction expenses associated with the proposed acquisition of Ninety Nine Restaurant and Pub, which consisted primarily of legal, and other professional and consulting fees as well as other miscellaneous costs.  During the first quarter of 2018, the Company announced that it did not receive the required number of disinterested shareholder votes to approve the proposed acquisition, and the merger agreement was thereafter terminated.

Pre-opening Expenses

Pre-opening expenses consist of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expenses also include rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.  For the quarters ended July 1, 2018 and July 2, 2017, pre-opening expenses of $504 and $10, respectively, were recorded.  Further, for the six-month periods ended July 1, 2018 and July 2, 2017, preopening costs of $830 and $886, respectively, were recorded.  During the second quarter and first half of 2018, the Company recorded pre-opening expenses associated with a new J. Alexander’s restaurant in King of Prussia, Pennsylvania, which commenced operations in the second quarter of 2018.  Further, the Company incurred pre-opening expenses for a new Stoney River restaurant in Troy, Michigan, which is expected to open during the fourth quarter of 2018.  Pre-opening expenses recorded during the first half of 2017 included expenses associated with a new J. Alexander’s restaurant in Lexington, Kentucky, which commenced operations in March 2017 and the Stoney River restaurant in Chapel Hill, North Carolina, which opened in February 2017.

Other Income (Expense)

Interest expense decreased by $38, or 17.0%, in the second quarter of 2018 compared to the second quarter of 2017.  Similarly, interest expense decreased by $38, or 9.5%, in the first half of 2018 compared to the corresponding period in 2017.  While we experienced modest increases in interest rates during the first half of 2018 relative to those same rates in the first half of 2017, the majority of this impact was offset by debt service payments made during the course of the year lowering each principal balance as well as the capitalization of interest for the new locations under construction during the first half of 2018.

Income Taxes

We reported an income tax benefit of $12 and $254 for the quarters ended July 1, 2018 and July 2, 2017, respectively, and income tax expense of $126 and $590 for the six-month periods ended July 1, 2018 and July 2, 2017, respectively, reflecting the Company’s federal, state and local income tax liability for its allocable share of income of J. Alexander’s Holdings, LLC.  The decrease of $464 in the first half of 2018 as compared to the same period of 2017 primarily relates to the estimated impact of the Tax Cuts and Jobs Act enacted in December 2017.

Discontinued Operations

In 2013, two J. Alexander’s restaurants were closed that were considered to be discontinued operations.  Losses from discontinued operations totaling $110 for each of the quarters ended July 1, 2018 and July 2, 2017, respectively, and $221 and $223 for the six-month periods ended July 1, 2018 and July 2, 2017, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements.  Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility.  As of July 1, 2018, cash and cash equivalents totaled $7,259.  Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants, and meeting debt service requirements and operating lease obligations.  Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures and other operating activities for the next 12 months.

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

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the six-month periods ended July 1, 2018 and July 2, 2017:

	Six Months Ended
	July 1,	July 2,
	2018	2017

Net cash provided by (used in):
Operating activities	$8,579	$8,104
Investing activities	(9,531)	(6,870)
Financing activities	(2,500)	(1,113)
Net (decrease) increase in cash and cash equivalents	$(3,452)	$121

Operating Activities.  Net cash flows provided by operating activities increased to $8,579 for the first half of 2018 from $8,104 for the corresponding period of 2017, an increase of $475.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first half of 2018, net sales increased by $4,025, which excludes the impact of the comparative increase in gift card breakage of $266, relative to the corresponding period of 2017, and total restaurant operating expenses increased by $3,408 compared to the first half of 2017, resulting in a net increase to cash flow from operations of approximately $617.  Additionally, income tax payments were approximately $1,604 lower during the first half of 2018 compared to the corresponding period of 2017.  These contributing factors to increased operating cash flow in the first half of 2018 were partially offset by increased transaction cost payments relative to the corresponding period of 2017 which increased by $1,990.

Investing Activities. Net cash used in investing activities for the first half of 2018 totaled $9,531 compared to $6,870 in the corresponding period of 2017, with the 2018 use of cash being attributed primarily to capital expenditures related to the construction of the new J. Alexander’s restaurant which opened in King of Prussia, Pennsylvania during the second quarter of 2018, and the Stoney River restaurant which we plan to open in Troy, Michigan during the fourth quarter of 2018 as well as certain remodels of J. Alexander’s / Grills restaurants.  Cash used in investing activities in the first half of 2017 was primarily attributable to capital expenditures related to the completion of the two new J. Alexander’s restaurants which opened in Raleigh, North Carolina during the latter part of the fourth quarter of 2016 and Lexington, Kentucky during the first quarter of 2017 and the Stoney River restaurant which opened in Chapel Hill, North Carolina during the first quarter of 2017 as well as certain remodels of J. Alexander’s / Grills restaurants.

Financing Activities. Net cash used in financing activities for the first half of 2018 totaled $2,500 compared to $1,113 in the corresponding period of 2017, an increase of $1,387, which is attributable to additional debt service payments during the first half of 2018 as the Company began repaying its term loan, discussed in greater detail below, in the latter part of fiscal year 2017.

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

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts (brunch, lunch or dinner service) the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grills restaurant  or Stoney River, and we anticipate that all future Stoney River restaurants will serve both lunch and dinner. In addition, on a typical new restaurant, we expect to spend a total of approximately $675 per restaurant for pre-opening expenses and pre-opening rent expense, and expect that such expenses will approximate $1,350 in fiscal year 2018.  We anticipate that such costs will be somewhat higher than average in 2018 as a result of higher rents and other costs incurred related to the restaurant in King of Prussia, Pennsylvania.

In addition to new store development, we plan to remodel four of our J. Alexander’s / Grills restaurants in 2018.  Further, three of our Stoney River restaurants will undergo extensive exterior reimaging projects and two restaurants will undergo more modest interior reimaging projects during 2018.  We completed the remodel of one J. Alexander’s restaurant during the first half of 2018, which resulted in a capitalized cost of $472.  We expect to complete three to seven remodels each year at an average cost of approximately $425 per location.

For fiscal year 2018, we currently estimate capital expenditure outlays will range between $18,000 and $20,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the completion of the new J. Alexander’s restaurant in King of Prussia, Pennsylvania which opened in the second quarter of 2018 and the completion of the new Stoney River in Troy, Michigan, which is expected to open during the fourth quarter of 2018. Additional capital expenditures will be incurred in connection with the remodels discussed above and to maintain our existing restaurants as well as for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and by the use of our credit facility as necessary, depending upon the timing of expenditures.

An additional long-term capital requirement includes the funding of the Amended and Restated Salary Continuation Agreements in place with certain current and former officers of the Company.  Due to the Spin-off distribution discussed in Part I, Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 1 – Organization and Business, Fidelity National Financial, Inc. (“FNF”) no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the distribution transaction triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, to establish and fund a “rabbi trust” (the “Trust”) under the Amended and Restated Salary Continuation Agreements.  On October 19, 2015, the Trust was established and funded with a total of $4,304, which was comprised of $2,415 in cash and $1,889 in cash surrender values of whole life insurance policies.  These assets are classified as noncurrent within the Company’s consolidated financial statements.  The Company made additional cash contributions of $95 and $63 to the Trust in fiscal years 2018 and 2017, respectively, and will continue to make contributions to the Trust in the future in order to maintain the level of funding required by the agreements.

Additionally, on September 28, 2015, immediately prior to the Spin-off, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provides corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  The principal member of Black Knight is William P. Foley, II, Chairman of the board of Cannae and non-Executive Chairman of the board of directors of FNF. The other members of Black Knight consist of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of Cannae and FNF.

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

On October 29, 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of stock.  As of July 1, 2018, we have repurchased 305,059 shares under this program at an aggregate purchase price of $3,203.  There was no common stock repurchase activity during the first half of 2018.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.  We had a working capital deficit of $11,482 at July 1, 2018 compared to a deficit of $11,297 at December 31, 2017.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  J. Alexander’s, LLC was in compliance with these financial covenants as of December 31, 2017 and the reporting periods subsequent to that date as of July 1, 2018.

At July 1, 2018, the amounts outstanding under the Development Line of Credit and the Revolving Line of Credit were $4,000 and $0, respectively, and a total of $17,000 was available to us for borrowing under these lines of credit on this date.  At July 1, 2018, $7,083 was outstanding under the Mortgage Loan and an additional $6,389 was outstanding under the Term Loan.  At July 1, 2018, the Loan Agreement is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $32,193.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 1, 2018, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of July 1, 2018, is as follows:

Wendy’s restaurants (eight leases)	$601
Mrs. Winner’s Chicken & Biscuits restaurants (one lease)	30
Total contingent liability related to assigned leases	$631

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2015, the Company’s Board approved a three-year stock purchase program, effective on such date, under which the Company can repurchase up to 1,500,000 shares of its common stock through October 29, 2018.  As of July 1, 2018, the number of common stock shares purchased as a part of the program totaled 305,059 at an aggregate purchase price of $3,203.  There was no common stock repurchase activity during the first half of 2018.

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

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended July 1, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: August 10, 2018	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2018	/s/ Mark A. Parkey
Mark A. Parkey
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)