Form 10-K
period 2018-12-30
J. Alexander's Holdings, Inc.
filed 2019-03-14
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§209.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller Reporting Company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of July 1, 2018, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates was approximately $142,142,363.  For the purpose of this calculation, shares held by affiliates include those shares held by officers and directors of J. Alexander’s Holdings, Inc. as well as controlled companies of such directors.

The number of shares of the Company’s common stock, $0.001 par value, outstanding at March 13, 2019 was 14,695,176.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III hereof.

Dollar amounts within this Annual Report on Form 10-K (“Annual Report”) are presented in thousands except for average weekly sales per restaurant, average weekly same store sales per restaurant, average check per guest and per share amounts.

PART I

Item 1. Business

Overview

J. Alexander’s Holdings, Inc. (also referred to herein as “the Company,” “we,” “us” or “our”) owns and operates through its subsidiaries complementary upscale dining restaurants including: J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill and Stoney River Steakhouse and Grill (“Stoney River”). For more than 25 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept. Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2017, we successfully converted one of our previous J. Alexander’s locations in Ohio to the Lyndhurst Grill.  Further, in 2018, we successfully converted one of our previous J. Alexander’s locations in Kansas to the Overland Park Grill.  Each of these recently converted locations will continue to offer a contemporary American menu.

By offering a collection of restaurants and utilizing unique non-standardized architecture and specialized menus, we believe we are positioned to continue to grow our overall restaurant business in an efficient manner in urban and affluent suburban areas. We want each of our restaurants to be perceived by our guests as a locally-managed, stand-alone dining experience. This differentiation permits us to successfully operate multiple restaurants in the same geographic market and avoid being perceived as a “chain.” If this strategy continues to prove successful, we may expand beyond our current existing concepts in the future.

While each restaurant concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.” As of December 30, 2018, we operated a total of 46 locations across 16 states. During 2018, we opened one J. Alexander’s location in King of Prussia, Pennsylvania and one Stoney River location in Troy, Michigan. Additionally, as discussed above, during 2018, we converted one J. Alexander’s location to the Overland Park Grill.

We operate on a 52- or 53-week fiscal year calendar ending on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  For purposes of this Annual Report, references to 2018 generally refer to our fiscal year 2018, which ended on December 30, 2018.  Fiscal years 2018, 2017 and 2016 each included 52 weeks of operations, respectively. Our next 53-week fiscal year will occur in 2020.

The locations operating under the names Redlands Grill, Overland Park Grill and Lyndhurst Grill have been included with the J. Alexander’s locations in the disclosures of key operating metrics such as average weekly sales, average weekly same store sales, average check and other applicable disclosures, and are collectively referred to herein as “J. Alexander’s / Grill” restaurants.

History and Corporate Structure

The first J. Alexander’s restaurant opened in 1991 in Nashville, Tennessee. From 1991 to 2012, J. Alexander’s restaurants were owned and operated by J. Alexander’s Corporation (“JAC”), the predecessor to J. Alexander’s, LLC. As of March 13, 2019, we operated 19 J. Alexander’s restaurants located in Florida, Georgia, Illinois, Kentucky, Louisiana, Michigan, North Carolina, Ohio, Pennsylvania, Tennessee and Texas.

Stoney River was founded in Atlanta, Georgia in 1996.  From 2000 until 2012, Stoney River was owned and operated by O’Charley’s, Inc., a multi-concept restaurant company that was acquired in April 2012 by affiliates of Fidelity National Financial, Inc. (“FNF”).  In September 2012, JAC was acquired by then Fidelity National Financial Ventures, LLC (“FNFV,” and now conducting business independently as Cannae Holdings, Inc., or “Cannae”), a former wholly owned subsidiary of FNF, and in February 2013, ownership of Stoney River Management Company, LLC and its subsidiaries and related restaurant assets were transferred to J. Alexander’s Holdings, LLC, then a newly formed, wholly owned subsidiary of FNFV and the principal holding company for the J. Alexander’s restaurant operations. As of March 13, 2019, we operated 13 Stoney River restaurants located in Georgia, Illinois, Kentucky, Maryland, Michigan, Missouri, North Carolina and Tennessee.

Redlands Grill is a restaurant concept that we launched in the first quarter of 2015 and expanded through the conversion of 12 J. Alexander’s restaurants during the course of fiscal years 2015 and 2016. As of March 13, 2019, we operated 12 Redlands Grill restaurants located in Alabama, Colorado, Florida, Georgia, Illinois, Kentucky, Ohio and Tennessee.

As noted above, the Company also operates a Lyndhurst Grill in Lyndhurst, Ohio and an Overland Park Grill in Overland Park, Kansas as of March 13, 2019.

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

Restaurant Positioning Strategy

Our business plan has evolved over time to include a collection of restaurants dedicated to providing guests with what we believe to be the highest quality of food, levels of professional service and a comfortable ambiance in each of the markets being served. Although we operate distinct concepts, we identify all of our restaurants as a “J. Alexander’s Holdings Restaurant.” We believe our restaurant branding strategy enhances our ability to expand feature menu offerings available to guests on a seasonal or rotational basis and facilitate expansion into certain markets which may currently have one of our restaurants. We also believe that having multiple concepts will allow us to expand in markets that might not otherwise have been considered viable for expansion opportunities.

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

In further execution of this strategy, we have transitioned 12 locations to a Redlands Grill and anticipate that we could transition additional locations to a Redlands Grill in the future. The benefits of converting existing J. Alexander’s restaurants to Redlands Grill are twofold. In larger metropolitan areas and midsize markets, we can operate an additional restaurant and, in other markets, conversions will reduce the number of J. Alexander’s national locations. This multiple concept strategy will allow us to expand the number of units we operate without directly competing with ourselves in major metropolitan markets and offer our consumers a differentiated look and feel while preserving the made-from-scratch and upscale service our guests have come to expect. During 2017, we transitioned one J. Alexander’s location to a Lyndhurst Grill.  Further, during 2018, we transitioned a J. Alexander’s location to the Overland Park Grill.

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

Our Restaurants

J. Alexander’s

The first J. Alexander’s restaurant was opened in 1991 in Nashville, Tennessee. Since its inception, J. Alexander’s has been a quality-focused upscale dining restaurant offering a contemporary American menu in a lively environment with attentive, courteous and professional service. J. Alexander’s menu centers around made-from-scratch items with a focus on fresh ingredients providing guests a variety of high quality menu options. We believe J. Alexander’s restaurants have a low table to server ratio which, when coupled with our intensive training program and team approach to table service, allows our servers to provide better, more detail-oriented and attentive service. As of March 13, 2019, we had 19 J. Alexander’s locations in 11 states.

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

J. Alexander’s restaurants are open for lunch and dinner, seven days a week. The breadth of our menu offering helps generate significant traffic at both lunch and dinner.  Lunch entrées range in price from approximately $12.00 to $36.00, while appetizers and entrée salads range from approximately $8.00 to $20.00. Dinner entrée prices range from approximately $13.00 to $37.00, and dinner appetizers and entrée salads range from approximately $8.00 to $21.00. In 2018, lunch and dinner represented approximately 31% and 69% of sales, respectively. Alcohol was 18% of sales for the same period. Our average unit volumes were approximately $5,900 in 2018, and our highest volume restaurant exceeded $9,300 in annual sales. The average check for J. Alexander’s in 2018 was $32.01.

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

Stoney River Steakhouse and Grill

Stoney River is an upscale steakhouse restaurant that seeks to provide the quality and service of fine dining steakhouses at a lower price point. Stoney River offers a high quality steakhouse menu and a broad selection of non-steak entrées with an emphasis on featured items. We believe Stoney River restaurants have a low table to server ratio in line with that of “white tablecloth” steakhouses. This, coupled with our intensive training program and team approach to table service, allows our servers to provide highly attentive service. As of March 13, 2019, we had 13 Stoney River restaurants in eight states.

Stoney River offers a high quality steakhouse menu, but unlike menus of many of its more expensive competitors, the menu is not à la carte, and a side item is included with all filets and steaks. Stoney River’s menu features its popular Coffee-Cured Filet Mignon, as well as other U.S.D.A. top choice (or higher) aged beef options. Particularly when compared to steakhouse competitors, Stoney River places special emphasis on a broad selection of steak alternatives including baby back ribs, ahi tuna, pasta, chicken, salmon and other popular non-steak dishes. Beef currently accounts for approximately 72% of our entrée sales. Stoney River also offers an extensive wine list, including high quality and unique selections. The quality of the beef and inclusion of a side item offers our guests a premium offering at a more reasonable price than many steakhouse competitors.

Each restaurant is open for dinner seven days a week, and several are open for lunch or Sunday brunch. Entrées range in price from approximately $12.00 to $45.00, and appetizers and entrée salads range in price from approximately $8.00 to $21.00. Each location has a full bar, and alcohol and wine represented approximately 21% of sales in 2018. Our average weekly same store sales for 2018 were $80,000. During 2018, the average check for Stoney River was $42.71. Stoney River’s basic restaurant design is modeled after an elite and modern mountain lodge-style building. As we executed our recent remodeling program, we elevated the decor to a more updated contemporary feel. Stoney River locations range in size from 6,400 to 8,000 square feet and can accommodate up to 260 guests on average, including private dining spaces. Most locations offer private dining as an option, and private dining accounted for approximately 5.9% of net sales in 2018. Going forward, we anticipate that each new Stoney River location will operate as a lunch and dinner service restaurant.

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

Alexander’s on West End Avenue in Nashville was the first location we transitioned to a Redlands Grill. The architecture has a contemporary urban streetscape similar to a restaurant in San Francisco or New York. It is the only restaurant in our portfolio with this architectural design. As of March 13, 2019, we operated 12 Redlands Grills in eight states.

Our Competitive Strengths

Over the more than 25-year operating history of our restaurants, we have developed and refined the following strengths:

Distinct Yet Complementary Concepts

Our restaurant concepts have more than 45 years of combined history, strong brand value and exceptional guest loyalty in their core markets. They blend what we believe are the best attributes of fine and casual dining: a focus on high quality food made with fresh ingredients in a scratch kitchen, exceptional service, diverse menus and individualized interior and exterior design unique to each community. Each restaurant has a distinct identity, and the differentiation in menu and restaurant design is substantial enough that they can successfully operate in the same markets or retail locations.

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

Delivering a Superior Dining Experience with the Highest Quality Service at a Reasonable Price Point

Our restaurants provide a broad range of high-quality menu items that are intended to appeal to a wide range of consumer tastes and which are served by a courteous, professional and well-trained wait-staff. We provide this high-end experience at a reasonable and attractive price point, which we believe helps us cultivate long-term, loyal and highly satisfied guests who place a premium on the price-value relationship that our restaurants offer.

Premium, Freshly Made Cuisine. All of our restaurants are committed to preparing high quality food from innovative menus. We are selective in our choice of ingredients and menu offerings, including the grades of beef and the freshness of seafood and vegetables we serve. Substantially all protein and vegetable offerings are delivered fresh to our restaurants and are not frozen in transport or in storage prior to being served, and are predominantly preservative and additive-free. We offer made-to-order items prepared from scratch, with approximately 95% of our items, including stocks, sauces and desserts, made in-house daily. Our food menu is complemented by comprehensive wine lists that offer both familiar varietals as well as wines labeled exclusively for our restaurants. While each restaurant’s menu has its own distinctive profile, we strive to continuously innovate with new ingredients and local “farm-to-table” produce to provide specials and limited time featured items to keep the experience new and interesting for our guests. All of our new menu items are developed through a process designed to meet our high standards. An important component of the quality assurance system is the preparation of taste plates. Within each restaurant, 100% of menu items are taste-tested daily by a manager to ensure that only the highest quality, properly prepared food meeting or exceeding our specifications is served in each restaurant. A key position in each restaurant is the Quality Control coordinator (“QC”). This position is always staffed by a fully-trained manager who inspects every plate of food before it is served to our guests. We believe that the QC inspection by a member of management is a significant and vital factor in maintaining consistent, high food quality.

Outstanding Service. We believe that prompt, courteous and efficient service delivered by a knowledgeable staff is an integral component of our restaurants. We enforce strict guidelines on professional appearance for servers as well as timeliness of service. To ensure that all staff are working together to achieve the highest guest satisfaction we employ a low table to server ratio which, when coupled with team serving by a dedicated staff, we believe provides our guests exceptional service.

Sophisticated Experience. Our restaurants use a variety of architectural designs and building finishes to provide guests with beautiful, upscale décor with contemporary and timeless finishes. We are aggressive with our repair and maintenance program in all locations, in an attempt to ensure that no restaurant ever looks “highly trafficked” or dated and to reduce the need for periodic remodels to reimage a location to acceptable standards.

Attractive Unit Economics and Consistent Execution

We believe that we have a long standing track record of consistently producing high average weekly sales and average unit sales volumes and have proven the viability of our restaurants in multiple markets and regions. Since the end of the recession, we have successfully increased our average weekly sales from $82,300 in fiscal year 2009 to $112,900 in fiscal year 2018 for the J. Alexander’s / Grill restaurant concepts. Our highest volume J. Alexander’s / Grill restaurant generated net sales of approximately $9,300 in 2018. Since we began operating Stoney River, we have been able to increase the average weekly sales at the Stoney River restaurants even while implementing significant operational improvements and remodeling locations. We believe that additional remodels of locations in each of our restaurants will contribute to increases in same store sales.

Strong Cultural Focus on Continuous Training

We believe that our stringent employee hiring standards, coupled with our extensive and continuous training programs for all employees, provide outstanding service to our guests at each of our restaurants. We prefer to promote our restaurant general managers and regional management from within the organization, and over 60% of those roles are currently filled by individuals promoted from within. We believe that this helps to ensure that our unique focus and culture of excellent service are thoroughly disseminated throughout our restaurants. We seek to hire management prospects from top culinary programs nationwide and to train them in our service levels and processes. It can take three to five years of experience in our system for a management trainee to be qualified for promotion to general manager in one of our locations. We also provide ongoing training opportunities for our back of the house and kitchen staff to ensure they maintain and improve their skills and learn how best to prepare our current and new menu items.

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

Experienced Management Team

We are led by a management team with significant experience in all aspects of restaurant operations. Our experienced team of industry veterans at the executive level has an average of 25 years of restaurant experience, and our 46 general managers, as of December 30, 2018, have an average tenure at J. Alexander’s / Grill restaurants and Stoney River of approximately 12.4 years and 7.7 years, respectively.

Our Growth Strategies

We believe there are significant opportunities to grow our business, strengthen our competitive position and enhance our restaurants through the implementation of the following strategies:

Deliver Consistent Same Store Sales

We believe that we will be able to generate annual same store sales growth on a consistent basis by providing an attractive price/value proposition for our guests through excellent service in an upscale environment. We continually focus on delivering freshly prepared, contemporary American cuisine to our guests, with exceptional quality and service for the price. Though the core menu at each restaurant is consistent and familiar to our guests, we regularly explore potential additions as well as limited-time featured food and drink offerings that are rotated on a weekly basis. As a result, we are able to adapt to changing consumer tastes and incorporate local offerings to reinforce our boutique restaurant feel. We continue to explore ways to increase the number of occasions and flexibility of dining options for our guests, including the addition of Sunday brunch items at select restaurants within each concept.  In addition, we operate a program of continuous investment in all of our locations to maintain our store images at the highest level, and target spending $75 to $100 per year in maintenance capital expenditures per restaurant.

Pursue Disciplined New Restaurant Growth in Target Markets

We believe each of our concepts has significant growth potential and that there are significant opportunities to grow our concepts on a nationwide basis in both existing and new markets where we believe we can generate attractive unit economics.

We are constantly evaluating potential sites for new restaurant openings and currently have more than 20 locations in more than 15 separate markets under various stages of review and development. We believe that having a large number of sites under review at any one time is necessary in order to meet our development goals. In our experience, sites under analysis often will not result in a new restaurant location for any number of reasons, including the delay or cancelation of larger development projects on which a future restaurant may depend, the loss of potential site locations to competitors or our ultimate determination that a site under review is not appropriate for one of our restaurants. We believe that the number of available and potential sites under review by us, the anticipated costs of opening a new restaurant location and our current capital resources will support up to four new store openings annually. However, our ability to open any particular number of restaurants in any calendar year is dependent upon many factors, risks and uncertainties beyond our control as discussed more fully elsewhere in this Annual Report under the heading “Item 1A. Risk Factors”.  The most recent restaurant openings include a Stoney River restaurant in Troy, Michigan during October 2018 and a J. Alexander’s restaurant in King of Prussia, Pennsylvania in April 2018.  In addition, the Company expects to open two new J. Alexander’s / Grill restaurants in the fourth quarter of 2019, the first of which will be located in Houston, Texas.

We expect that the development of our Redlands Grill and other concepts will further accelerate growth by allowing us to expand into certain markets which currently have a J. Alexander’s and/or Stoney River restaurant that might not otherwise have been considered viable for expansion opportunities.

Improve Margins and Leverage Infrastructure

We believe that our corporate infrastructure can support a restaurant base greater than our existing footprint. As we continue to grow, we expect to drive greater efficiencies in our supply chain and leverage our technology and existing support infrastructure. As we grow our restaurant base, we expect to leverage our corporate infrastructure to enhance margins as we anticipate that, over time, general and administrative expenses will grow at a slower rate than our restaurant base and revenues.

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

For each of our restaurants, our key site criterion is that the population within a five mile radius has a high concentration of our targeted guests, which includes individuals in the upper income demographic of major metropolitan areas that dine out frequently. In addition, we target high concentrations of retail and upscale office developments to support our lunch offering at J. Alexander’s / Grill locations and, where applicable, at our Stoney River restaurants. We also prefer locations with high visibility and ample parking spaces.

Restaurant Design

We do not have a standard prototype for each restaurant with respect to size, location or layout, which enables us to be flexible in our real estate selection process. This allows us to use a combination of new builds and conversions for our new locations. Our restaurants are generally free-standing structures using a variety of interior and exterior finishes and materials which have been developed to allow each location a unique design with a common look and feel within each concept. Each location has been designed to provide a high level of curb appeal as well as a comfortable dining experience. While our restaurants are individually designed to create an unchained feel, all locations benefit from a focus on a contemporary and comfortable aesthetic that we believe compliments our food and creates a consistent dining experience across all of our concepts. This flexibility in design has allowed us to utilize a variety of locations and spaces, making the best use of the real estate available.

Many of our J. Alexander’s / Grill building designs utilize craftsman-style architecture, featuring natural materials such as stone, wood and weathered copper. Others reflect a blend of international and craftsman architecture featuring elements such as steel, concrete, stone and glass, subtly incorporated to give a contemporary feel. Several of our restaurants also feature a patio complemented by an exposed fire pit. J. Alexander’s / Grill locations typically contain approximately 6,900 to 9,000 square feet with seating for an average of approximately 220 guests. For J. Alexander’s / Grill locations, we estimate that a new build, excluding land, will typically require a total cash investment of $5,000 to $6,000 (excluding pre-opening costs and any tenant incentives).

Stoney River locations typically contain approximately 6,400 to 8,000 square feet with seating for an average of approximately 260 guests. Most of our Stoney River locations include private dining spaces, which represented 5.9% of sales at Stoney River in 2018.  Historically, the majority of our Stoney River locations have operated as a dinner service only restaurant traditionally found within the steakhouse category of restaurants. Beginning with the new Stoney River restaurant in Troy, Michigan which opened in October 2018, we anticipate that each new Stoney River location will operate as a lunch and dinner service restaurant. For Stoney River locations, we estimate that each new build, under the assumption noted above, will typically require a total cash investment of $5,000 to $6,000 (excluding pre-opening costs and any tenant incentives).

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

Hiring and Training

We are highly focused on providing an unparalleled experience to our guests. Achieving this experience is intricately tied to careful hiring, thorough training and an apprenticeship for management trainees that provides intimate knowledge of every facet of our restaurants. We have implemented a sophisticated and stringent hiring and training program. Maintaining the uniqueness of our culture, with our focus on quality and training, starts with hiring. Excluding the needs of new restaurants, we hire approximately 60 to 75 new management trainees annually. With new locations, we believe this number will increase to approximately 70 to 85 per year. We focus our recruiting efforts on approximately fifteen of the best culinary programs in the country where we believe our long relationships with the schools enable us to identify and recruit the most promising students. These graduates typically spend three to five years in restaurant management before they are promoted to a department responsibility or a general manager role. During that time, they experience every job in the restaurant. Because of our focus on quality and training, we have traditionally found that some of our most successful managers have been hired from within. All restaurant management candidates, regardless of previous experience, are required to complete a 10 to 13 week training program at the beginning of their employment.

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

Beef is the largest percentage of our food costs, representing approximately 30% of total food and beverage costs in 2018. We purchase the majority of our beef directly from the producers, rather than through a distributor or third party supplier. We believe that direct relationships with these vendors provide us cost and flexibility advantages that may not be available from third party distributors. We have purchased beef from our current primary beef supplier for multiple consecutive years and anticipate this will continue for the foreseeable future. We do not hedge our beef purchases, and instead rely on our direct purchases and menu innovation to offset potential price increases.

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

Intellectual Property and Trademarks

We own a number of trademarks and service marks registered with the United States Patent and Trademark Office (“PTO”). We have registered the following marks with the PTO, among others: “J. Alexander’s Restaurant,” “Redlands Grill,” “Lyndhurst Grill,” “Black River Angus Beef,” “Black River Premium Beef,” “Legendary Steaks,” “Stoney River,” “Stoney River Legendary Steaks,” “Stoney River Steakhouse and Grill,” “Stoney River Legendary Filet,” “Seahorse” and “Birmingham Grill.” In addition, we have also registered the Internet domain names jalexanders.com, jalexandersholdings.com, redlandsgrill.com, lyndhurstgrill.com and stoneyriver.com, among others, and have registered certain copyrights with the U.S. Copyright Office, including copyrights with respect to the J. Alexander’s menu and the J. Alexander’s cocktail menu.

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

A significant amount of our revenues is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Of the 16 states where we operate, most have dram-shop statutes or recognize a cause of action for damages relating to sales of alcoholic beverages to obviously intoxicated persons and/or minors. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.

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

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with Hazard Analysis & Critical Control Points (“HACCP”) management systems may now be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP programs, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act, signed into law in January 2011, granted the U.S. Food and Drug Administration new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. We anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business. See “Risk Factors—Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.”

We are also subject to laws and regulations relating to information security, privacy, cashless payments, gift cards and consumer credit protection and fraud, and any failure or perceived failure to comply with these laws and regulations could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Information Technology

All of our restaurants use computerized point-of-sale systems created by Micros Systems, which we believe are scalable to support our future growth plans. Our restaurants process credit cards using point-to-point encryption (“P2PE”) technology to ensure the highest level of credit card security protection for our guests.  The company recently implemented EMV chip-card technology to provide an additional layer of credit card security.  We utilize a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of our restaurants utilize touch screen point-of-sale and electronic gift card systems, and also employ a theoretical food costing program, all of which were specifically designed for the restaurant industry. We use our management information systems to develop pricing strategies, identify food cost issues, monitor new product acceptance and evaluate restaurant-level productivity. The system also supplies sales, bank deposit and variance data to our accounting department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly detailed profit and loss statements for each location with final reports following the end of each period. We expect to continue to develop our management information systems to assist management in analyzing business issues and to improve efficiency. Specifically, in fiscal year 2019 we expect to commit significant resources to the implementation of both a new restaurant back-office system that will handle inventory management, theoretical food costing, labor scheduling and other core restaurant-level processes, as well as a new human capital management solution that will encompass payroll processing, human resources and benefits management, learning management and other key talent management functions. We believe the investment in these technologies will allow management to have greater visibility into day-to-day operations, reduce compliance costs and risks, improve efficiency and better leverage existing talent in managing the business on a long-term basis.

Industry & Competition

The restaurant industry is fragmented and intensely competitive. We believe guests make their dining decisions based on a variety of factors such as menu offering, taste, quality and price of food offered, perceived value, service, atmosphere, location, overall dining experience and the ability to make a reservation.

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

In virtually all of our markets, we compete primarily against locally-owned boutique restaurants or locally-managed restaurant groups with similar menus and similar concept attributes at check averages that approximate ours. To a lesser extent, we compete with restaurant groups, both regional and national, that market to the same upscale restaurant guest and may have menus, formats and check averages that differ from ours. Del Frisco’s Grill, Kona Grill and Seasons 52 are concepts that would fall within this second category, and would be considered competitors of our J. Alexander’s / Grill concepts. Stoney River generally competes with restaurants that are considered steakhouses or have a steakhouse format such as The Palm, Ruth’s Chris Steak House, Morton’s The Steakhouse, Del Frisco’s Double Eagle Steak House, and Fleming’s Prime Steakhouse and Wine Bar.

Employee Matters

As of December 30, 2018, we employed approximately 3,800 persons, including 50 persons on the corporate staff. We believe that our employee relations are good. We are not a party to any collective bargaining agreements.

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

Name and Age	Position
Lonnie J. Stout II, 72	President, Chief Executive Officer and Director
Mark A. Parkey, 56	Executive Vice President, Chief Financial Officer and Treasurer
J. Michael Moore, 59	Executive Vice President and Chief Operating Officer
Jessica L. Hagler, 39	Vice President, Controller, Chief Accounting Officer and Secretary
Jason S. Parks, 47	Vice President and Chief Information Officer
Lonnie J. Stout II

Mr. Stout has been a director, President and Chief Executive Officer of the Company since its formation. Prior to that time, he was a director/manager (as applicable), President and Chief Executive Officer of JAC, J. Alexander’s Holdings, LLC and J. Alexander’s, LLC, positions he has held since May 1986. Mr. Stout joined JAC in 1979 and since that time has held various leadership roles, including Executive Vice President and Chief Financial Officer of JAC from October 1981 to May 1984, and a member of the board of directors of JAC from 1982 until October 2012, and served as Chairman from July 1990 until October 2012. Effective May 1, 2019, Mr. Stout’s position will change to Executive Chairman of the Board.

Mark A. Parkey

Mr. Parkey has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since its formation. He has held the same positions at J. Alexander’s Holdings, LLC and J. Alexander’s, LLC since May 2013. Prior to becoming the Chief Financial Officer, Mr. Parkey served as Vice President of JAC from May 1999 to October 2012, Controller of JAC from May 1997 to October 2012, Vice President and Controller of J. Alexander’s Holdings, LLC and J. Alexander’s, LLC from October 2012 until August 2013 and as the Director of Finance of JAC from January 1993 to May 1997. Effective May 1, 2019, Mr. Parkey’s position will change to President and Chief Executive Officer.

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

Jessica L. Hagler

Ms. Hagler has served as Vice President, Controller and Chief Accounting Officer of the Company since October 2015, and as the Secretary of the Company since February 2018.  She previously served as Assistant Vice President and Controller of the Company since its formation in August 2014 and held the same positions with J. Alexander’s Holdings, LLC and its subsidiaries since May 2013. Prior to that time, she served JAC in the role of Director of Financial Reporting and Compliance from March 2012 through May 2013 and as Director of Compliance from November 2010 to March 2012. Prior to joining the Company, Ms. Hagler was a Senior Manager in Audit at KPMG LLP. Effective May 1, 2019, Ms. Hagler’s position will change to Vice President, Chief Financial Officer, Treasurer and Secretary.

Jason S. Parks

Mr. Parks has served as Vice President and Chief Information Officer of the Company since February 2018. Prior to that time, Mr. Parks served the Company as the Director of Information Systems since its formation in August 2014, and he held the same position with J. Alexander’s Holdings, LLC and subsidiaries from February 2013 to February 2018 and with JAC from July 1996 to February 2013. Mr. Parks also served in restaurant management from January 1992 to July 1996.  Mr. Parks joined JAC in May 1991 as a server in the first J. Alexander’s restaurant, and was later promoted as the first internal management hire.

Financial Information

The financial information that is required to be included in this Item 1, Business is set forth in Item 8, Financial Statements and Supplementary Data.

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

•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations and any other future concept locations;
•	the significant competition we face for guests, real estate and employees;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at our existing restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of proposed and future government regulation and changes in healthcare, labor, including minimum wage rates, and other laws;
•	our expectations regarding litigation or other legal proceedings;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including tradename and goodwill;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of adverse weather conditions, including hurricanes and other weather-related disturbances; and
•	the other matters described under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

The restaurant business is often affected by changes in consumer preferences, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. Our success depends in part on our ability to anticipate and respond quickly to these changes. Shifts in consumer preferences away from meals at our price point or our beef, seafood and signature cocktails and wine menu offerings, which are significant components of our restaurants’ menus and appeal, whether as a result of economic, competitive or other factors, could adversely affect our business and results of operations.

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

In addition, we place a high priority on maintaining the competitive positioning of our restaurants, including the image and condition of our restaurant facilities and the quality of our guest experience. Consequently, we may need to evolve our restaurants in order to compete with popular new restaurant formats or concepts that emerge from time to time, which could result in significant capital expenditures in the future for remodeling and updating. In addition, with improving product offerings, including an increased number of health-focused options at fast casual restaurants and quick-service restaurants, combined with the effects of uncertain economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect guest traffic at our restaurants. Any unanticipated slowdown in demand at any of our restaurants due to industry competition may adversely affect our business and results of operations.

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

It has generally been our experience that new restaurants generate operating losses while they build sales levels to maturity, with maturity typically achieved within 36 months after opening, but in certain instances it has taken considerably longer. This is due to lower sales generated by new restaurants compared to our restaurants operated in other areas, the costs associated with opening a new restaurant and higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants. For example, there are a number of factors which may impact the amount of time and money we commit to the construction and development of new restaurants, including landlord delays, shortages of skilled labor, labor disputes, shortages of materials, delays in obtaining necessary permits, local government regulations and weather interference. Once the restaurant is open, how quickly it achieves a desired level of profitability is impacted by many factors, including the level of market awareness and acceptance of our restaurants when we enter new markets, as well as the availability of experienced, professional staff. Our business and profitability may be adversely affected if it takes longer than expected for our new restaurants to achieve the desired level of profitability.

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

We believe that the required capital investment in our upscale restaurants is high compared to more casual dining restaurants. Failure of a new restaurant to generate satisfactory net sales and profits in relation to its investment could result in our failure to achieve the desired financial return on the restaurant. Additionally, we may require capital beyond the cash flow provided from operations in order to open new units, which may be difficult to obtain on favorable terms, if at all. The terms of any financing we may obtain could impose restrictions on our operations, development and new financings. Further, after a restaurant is opened, we continue to incur significant capital costs associated with our strategy to reinvest in our restaurants in order to maintain the highly attractive, contemporary and comfortable environment in each of our locations that we believe our guests expect. For example, we completed the remodel of two J. Alexander’s restaurants, one Redlands Grill restaurant, and the Overland Park Grill restaurant during 2018, which resulted in an average capitalized cost of approximately $460.  Further, we completed the remodel of three Stoney River restaurants in 2018, and capitalized costs on average of approximately $250.  We expect to complete three to eight remodels each year at an average cost of approximately $425 per location.  For 2019, we intend to complete reinvestments and improvements at our existing locations across all of our restaurants at an approximate total cost of $8,600 and to invest approximately $11,000 in new locations. Consequently, our ability to carry out our growth strategy and to execute on development and capital expenditure decisions that we believe to be in our long-term best interest could be limited by the availability of additional financing sources and could involve additional borrowing which would further increase our long-term debt and interest expense.

Our growth, including the development and improvement of our Stoney River and Redlands Grill locations, may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.

We believe there are opportunities to open up to four restaurants annually, and we anticipate that we will open two locations in 2019. Our targeted growth will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. We also need to develop restaurant identity and awareness of our Redlands Grill concept. This may require the commitment of a significant amount of human capital and marketing expenditures. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls and information systems, if this infrastructure is insufficient to support our anticipated expansion, our ability to open new restaurants and to manage our existing restaurants could be adversely affected. If we fail to continue to improve our infrastructure or if our infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing restaurants.

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

Our industry is highly fragmented and intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. A substantial number of national and regional restaurant chains and independently owned restaurants compete with us for guests, real estate and qualified management and other restaurant staff. The principal competitors for our locations are local, chef-driven restaurants and regional, high-quality restaurant chains in each of our local markets. However, we also compete with other upscale national chains. Some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or where we may expand. Additionally, in recent years many upscale and high-end restaurants have expanded into the smaller and midsize markets in which some of our restaurants are located. Our inability to compete successfully with other restaurants may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants.

As a result of revenue or geographic concentrations within our restaurant base, we may be more exposed to economic downturns or other disruptions in certain locations that could harm our business, financial condition and results of operation.

At March 13, 2019, we operated 46 restaurants in 16 states. Because of our relatively small restaurant base, unsuccessful restaurants could have a more adverse effect in relation to our financial condition and results of operations than would be the case in a restaurant company with a greater number of restaurants. For example, our J. Alexander’s locations in Franklin, Tennessee and Plantation, Florida represented approximately 3.6% and 3.8% of our revenues in 2018, respectively.

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

Another key aspect of our growth strategy is increasing same store sales across all restaurants and improving the restaurant-level margins at our Stoney River restaurants to the level achieved at our existing J. Alexander’s / Grill restaurants. Improving same store sales and restaurant-level margins depends in part on whether we achieve revenue growth through increases in the average check or guest counts. Our ability to improve margins at Stoney River is further impacted by the costs that we have incurred, and will continue to incur, as we strive to improve the quality standards at Stoney River to make them consistent with those at our J. Alexander’s / Grill restaurants. We believe that there are opportunities to increase the average check at our restaurants through, for example, selective introduction of new profitable menu items and increases in menu pricing. However, these strategies may prove unsuccessful, especially in times of economic hardship, as guests may not order new or higher priced items. Further, we believe that part of the appeal of our restaurants is the opportunity to experience outstanding, professional service and high-quality menu items at reasonable prices. Consequently, any price increases must be balanced with our desire to meet guest expectations with respect to service and quality at a reasonable value. Modest price increases generally have not adversely impacted guest traffic; however, we expect that there is a price level at which point guest traffic would be adversely affected, and these changes could cause our revenues to decrease. If we are not able to increase our sales at existing restaurants for any reason, our profitability and results of operations could be adversely affected.

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

Beef costs represented approximately 30% of our food and beverage costs during 2018. We currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The beef market is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. We expect that beef prices in 2019 will be consistent with or perhaps experience modest increases relative to fiscal year 2018.

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

Because we believe that our success depends significantly on our ability to provide exceptional food quality, outstanding service and an excellent overall dining experience, adverse publicity, whether or not accurate, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers or others across the food industry supply chain could affect us more than it would other restaurants that compete primarily on price or other factors. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the value and popularity of one or more of our concepts could suffer. Further, because we rely heavily on “word-of-mouth,” as opposed to more conventional mediums of advertisement, to establish restaurant recognition, our business may be more adversely affected by negative customer experiences than other upscale dining establishments, including those of our competitors.

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

Such changes have also resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted in, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements under the PPACA, which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. This component of the PPACA came into effect on May 7, 2018.

While we do not anticipate that we will have more than 20 locations operating under the same name, compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items will likely be costly and time-consuming. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.

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

In 2010, the PPACA was signed into law in the United States to require healthcare coverage for many uninsured individuals and expand coverage to those already insured. As a result of the elections which took place in November 2016 and related recently proposed and passed legislation, it appears that certain changes to the PPACA might be forthcoming, although there can be no assurances that such changes will be successfully implemented. We currently offer and subsidize a portion of comprehensive healthcare coverage, primarily for our salaried employees. Starting in 2015, the PPACA required us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties.  The Tax Cuts and Jobs Act (the “Tax Act”) signed into law in December of 2017 has effectively repealed the individual mandate under the PPACA beginning in 2019 by removing the tax penalty linked to the mandate.  It is uncertain whether this change will impact the number of our current employees enrolled in healthcare benefits. It is also possible that by making changes or failing to make changes in our healthcare plans we will become less competitive in the market for our labor. Finally, implementing the requirements of the PPACA imposes additional administrative costs. The costs and other effects of new healthcare requirements did not have a significant effect on our business, financial condition or results of operations in fiscal year 2018, and based on current rules, are not expected to significantly impact us in fiscal year 2019, but they, or any future changes to healthcare laws, may significantly increase our healthcare coverage costs in future periods and could materially adversely affect our business, financial condition and results of operations.

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

The Tax Act was signed into law on December 22, 2017, significantly reforming the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, includes changes to U.S. Federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of certain capital expenditures and modifies or repeals many business deductions and credits. We continue to examine the impact the Tax Act may have on our business in the future. The estimated impact of the Tax Act is based on our management’s current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our further analysis of the new law. We revalued our net deferred tax assets and liabilities at the newly enacted corporate tax rate in fiscal year 2017, and calculated and recorded the estimated impact to current income taxes for 2018, which was not material to our Consolidated Financial Statements with the exception being the reduced statutory income tax rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and we will continue to assess the long-term impact of the recently enacted federal tax reform legislation on our business and our consolidated financial statements.

A failure to recruit, develop and retain effective leaders, or the loss or shortage of personnel with key capacities and skills, could jeopardize our ability to meet growth targets.

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

Restaurant companies, including ours, have been the target of claims and lawsuits. Claims or proceedings, if successful, could result in our payment of substantial costs and damages.

In recent years, we and other restaurant companies have been subject to claims and lawsuits alleging various matters, including those that follow. Claims and lawsuits may include class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, the sharing of tips among certain employees, overtime eligibility of assistant managers and failure to pay for all hours worked.  Public companies have also been the subject of shareholder claims with respect to various matters. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these matters. Accordingly, if we are required to pay substantial damages and expenses as a result of these types or other lawsuits, our business and results of operations would be adversely affected.

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

Additionally, certain of our tax returns and employment practices are subject to audits by the U.S. Internal Revenue Service and various state tax authorities. Such audits could result in disputes regarding tax matters that could lead to litigation that would be costly to defend or could result in the payment of additional taxes, which could affect our business, results of operations and financial condition. Additionally, we could be liable for tax liabilities resulting from tax audits of our partners that were in place during the time prior to our Spin-off when we were taxed as a partnership.

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

At March 13, 2019, we are a lessee under both ground leases (under which we lease the land and build our own restaurants on such land) and improved leases (where the lessor owns the land and the building) with respect to 28 current restaurant locations, one restaurant location closed in 2013 and leased corporate office space in Nashville, Tennessee. Many of our current leases are non-cancelable and typically have terms ranging from approximately 15 to 20 years and provide for rent escalations and for one or more five-year renewal options. We are generally obligated to pay the cost of property taxes, insurance and maintenance under such leases, and certain of our leases provide for contingent rentals based upon a percentage of sales at the leased location. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments under one of our leases after a restaurant closes, or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

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

Payments under our operating leases account for a significant portion of our operating expenses, and we expect the new restaurants we open in the future will similarly be leased by us. Specifically, cash payments under our operating leases accounted for approximately 3.1% of our restaurant operating expenses in 2018. Our substantial operating lease obligations could have significant negative consequences, including:

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

Our outstanding indebtedness under these loans is $14,972 as of December 30, 2018, and $17,000 is available for borrowing under the above stated lines of credit. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may significantly impact our business, including the following:

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

Our credit facility may limit our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Specifically, these covenants require that we have a fixed charge coverage ratio of at least 1.25:1 and maintain a leverage ratio (adjusted debt to EBITDAR (as defined in the credit facility)) that may not exceed 4.0:1, in each case, as of the end of any fiscal quarter on a trailing four quarters basis. As of December 30, 2018, we were in compliance with each of these covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these debt covenants or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected.

Our credit facility carries floating interest rates, thereby exposing us to market risk related to changes in interest rates. Accordingly, our business and results of operations may be adversely affected by changes in interest rates. Assuming a 100 basis point increase on our base interest rate on our credit facility and a full drawdown on both of the Revolving Line of Credit and Development Line of Credit, our interest expense would increase by approximately $320 over the course of 12 months. As of December 30, 2018, the balance outstanding under the $15,000 term loan was $6,250, no borrowings were outstanding under the $1,000 Revolving Line of Credit and $4,000 in borrowings was outstanding under the $20,000 Development Line of Credit. At December 30, 2018, we also had $4,722 outstanding under the $10,000 term loan dated May 20, 2015.

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

We have registered the names J. Alexander’s Restaurant, Redlands Grill, Lyndhurst Grill, Stoney River Steakhouse and Grill, Seahorse, Birmingham Grill and certain other names and logos used by our restaurants as trade names, trademarks or service marks with the PTO. The success of our business depends in part on our continued ability to utilize our existing trade names, trademarks and service marks as currently used in order to increase our restaurant concept awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our restaurant concepts and may cause a decline in our revenues and force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets. While we may take protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Any such unauthorized usage or imitation of our intellectual property, including the costs related to enforcing our rights, could adversely affect our business and results of operations.

Information technology system failures, including when transitioning to new systems, or breaches of our network security, including with respect to confidential information, could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants and integrated cost systems that are instrumental in our procurement processes and in managing our food costs.  The secure and efficient function of our systems, including new human resources management and restaurant back-office systems we intend to implement in 2019, is essential to our operations and financial results, including the integrity of our financial reporting.  Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms, implementation delays or failures and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could limit our ability to anticipate and react quickly to changes in our business environment and could subject us to litigation or actions by regulatory authorities.  Unsuccessful implementation of our 2019 upgrades could interrupt our business, distract our management and interfere with the operation of our restaurants, damaging our reputation and harming our financial results. In addition, the majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their guests has been stolen or compromised. If this or another type of breach occurs at one of our restaurants, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card information. Although we have made significant efforts to secure our computer network and to update and maintain our systems and procedures to meet the payment card industry data security standards, including the implementation of P2PE and EMV credit card security systems, our computer network could nevertheless be compromised and confidential information, such as guest credit card information, could be misappropriated. Any such claim, proceeding or action by a regulatory authority, or any adverse publicity resulting from such breaches and disruptions, or allegations of such breaches and disruptions, could adversely affect our business and results of operations. Although we maintain a cyber-risk insurance policy, available coverage and policy limits may not adequately cover or compensate us in the event of losses or liability to third parties that may result from a security incident.

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

Although we became an independent company in our 2015 Spin-Off, the continued ownership of FNF common stock and Cannae common stock by some of our directors may create, or may create the appearance of, conflicts of interest.

Although we became an independent company in the 2015 Spin-Off, some of our directors still have relationships with FNF.  Because of their current or former positions with FNF, certain of our non-employee directors own FNF common stock and Cannae common stock. These holdings in FNF common stock and Cannae common stock may be significant for some of these persons compared to that person’s total assets. Even though our Board of Directors (the “Board”) includes directors who are independent from both FNF and our Company under the applicable rules of the SEC and New York Stock Exchange (“NYSE”), ownership of FNF common stock and Cannae common stock by our directors and officers after the separation may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for FNF than they do for us.  In addition, some of our directors are members of the board of directors of FNF and/or Cannae or subsidiaries of FNF or Cannae, which may in the future create, or may create the appearance of, conflicts of interests.

We could have potentially received better terms from unaffiliated third parties than the terms we received in our agreements with FNF and its affiliates.

The agreements we entered into with FNF or its affiliates in connection with the separation include the Separation and Distribution Agreement and the Management Consulting Agreement (“Management Consulting Agreement”), each of which were negotiated in the context of the separation while we were still a majority-owned subsidiary of FNF. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or a management team independent of FNF. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third-parties. The terms of the agreements negotiated in the context of the separation relate to, among other things, the consideration to be paid to Black Knight Advisory Services, LLC (“Black Knight” or “Management Consultant”) for management services and the terms of any early termination under the Management Consulting Agreement. Arm’s-length negotiations between FNF and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to us.

Under our Management Consulting Agreement with Black Knight, we paid cash compensation equal to 3% of our annual Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), and under the Termination Agreement entered into in 2018, we paid a termination fee to terminate the Management Consulting Agreement in January 2019.  These payments could adversely affect the Company’s cash flow.

Under our Management Consulting Agreement with Black Knight, we paid 3% of our annual Adjusted EBITDA to the Management Consultant in consideration for management consulting services in fiscal years 2015 through 2018.  Under the Termination Agreement entered into on November 30, 2018 with Black Knight, the Company agreed to make a termination payment of $4,560 to Black Knight, which was paid on January 31, 2019.  Additionally, in March 2019, the Company will make a final payment of the prorated annual fee related to the period the Management Consulting Agreement was in effect for fiscal year 2018, prior to the Termination Agreement.  As a result of these payments, the amount of cash flow otherwise available to us for other corporate purposes will be reduced and could result in the Company not having enough cash to meet its operating needs without borrowing additional funds. The Management Consulting Agreement was terminated and no additional payments will be made in connection with it.

The issuance of common stock upon exchange of Class B Units may dilute our shareholders’ ownership of common stock.

The Class B Units of J. Alexander’s Holdings, LLC held by members of our management are exchangeable for, at our option, either shares of our common stock or a cash payment from J. Alexander’s Holdings, LLC. If we elect to issue common stock in respect of these exchanges, investor ownership of common stock will be diluted.

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

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price. Our quarterly operating results may fluctuate significantly because of many factors, including:

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

The market price of our common stock could decline as a result of issuances of additional shares of our common stock eligible for future sale upon the exchange of Class B Units, or the perception that such issuances could occur. These issuances, or the possibility that these issuances may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. Approximately 5.4% of the ownership interests in J. Alexander’s Holdings, LLC are Class B Units held by certain members of our management. Based on the value of J. Alexander’s Holdings, LLC (determined primarily by reference to the trading price of our common stock) above a specified hurdle amount and time-based vesting provisions, vested Class B Units may be immediately exchanged for our common stock or for cash, at our option.  We will not know the exact number of shares of common stock issuable until an exchange right is exercised.

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

We do not pay dividends at present.

We may retain future earnings, if any, for future operations, expansion and debt repayment and currently do not pay a dividend. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our board of directors deems relevant. In addition, our current credit facility restricts our ability to pay dividends. Our ability to pay dividends may also be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. As a result, investors may not receive any return on an investment in our common stock unless investors sell our common stock for a price greater than that which the investor paid for it.

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

We are an emerging growth company and a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

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

On June 28, 2018, the SEC adopted amendments to the definition of a smaller reporting company, which expanded the number of smaller companies eligible to comply with the scaled disclosure requirements in several Regulation S-K and Regulation S‑X items.  Under the new definition, a company with less than $250,000 of public float will be eligible to provide scaled disclosures.  Under this new definition, we are considered a smaller reporting company and have elected to take advantage of the scaled disclosures in this Annual Report, and intend to continue to provide scaled disclosures in the future unless and until we no longer meet the definition of a smaller reporting company.

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

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both, and may result in future limitations under the tax code that could reduce the rate at which we utilize any net operating loss carryforwards to reduce our taxable income. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and possibly other factors beyond our control and may have the effect of reducing the market price of our common stock and diluting the ownership interest of existing stockholders in J. Alexander’s Holdings, Inc.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 13, 2019, we operated 19 J. Alexander’s restaurants, 12 Redlands Grill restaurants, one Lyndhurst Grill restaurant, one Overland Park Grill restaurant and 13 Stoney River restaurants. The following table gives the locations of, and describes our interest in, the land and buildings used in connection with our restaurants:

	Site and Building					Site Leased and Building			Site and Building
	Owned by the Company					Owned by the Company			Leased to the Company			Total
Location	JAX	SR	RG	LG	OP	JAX	SR	RG	JAX	SR	RG
Alabama			1									1
Colorado			1									1
Florida	1		1			3		1				6
Georgia		1	1			1	1			1		5
Illinois	1	1	1									3
Kansas					1							1
Kentucky		1				1		1				3
Louisiana						1						1
Maryland										2		2
Missouri							1					1
Michigan	1					1	1		1			4
North Carolina						1				1		2
Ohio			2	1		2		1				6
Pennsylvania						1						1
Tennessee	2		1				1		1	2	1	8
Texas						1						1
Total	5	3	8	1	1	12	4	3	2	6	1	46

JAX = J. Alexander’s restaurants

SR = Stoney River restaurants

RG = Redlands Grill restaurants

LG = Lyndhurst Grill restaurant

OP = Overland Park Grill restaurant

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

Our corporate offices are located in leased office space in Nashville, Tennessee. In addition to the properties listed in the table above, we remain party to one additional lease for a closed location. We are also party to one additional lease for a J. Alexander’s / Grill restaurant scheduled to open during the fourth quarter of 2019.

Certain of our owned restaurants are mortgaged as security for our mortgage loan and secured line of credit. Refer to Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10 – Debt in this Annual Report for additional information.

Item 3. Legal Proceedings

The information required by this Item is incorporated by reference to Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 18(c) – Commitments and Contingencies – Litigation Contingencies in this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of J. Alexander’s Holdings, Inc. trades on the NYSE under the symbol “JAX.”

 Holders of Our Common Stock

The number of record holders of J. Alexander’s Holdings, Inc. common stock at March 13, 2019, was approximately 3,500. A substantially greater number of shareholders hold our stock in “street name” and such shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

The Company has not paid a dividend since listing its common stock on the NYSE during the fourth quarter of 2015. We currently intend to retain all available funds and any future earnings to fund the development, operations and growth of our business and to repay indebtedness and repurchase shares. Additionally, our ability to pay dividends on shares of our common stock is limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of current agreements governing our indebtedness. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors deemed relevant by our board of directors.

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

Share Repurchase Program

On October 29, 2015, the Company’s Board authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  As of October 29, 2018, 305,059 shares were repurchased and retired under this program at an aggregate purchase price of $3,203.  Subsequently, on November 1, 2018, the Board authorized a new share repurchase program which allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Share repurchases under the newly authorized program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the newly authorized program during the fourth quarter of 2018.

Equity Compensation Plan Information

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 30, 2018. On March 15, 2017, our Board approved the First Amendment to the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan (the “Plan”) which was included in the 2016 Annual Report on Form 10-K as Exhibit 10.9, and incorporated herein by reference.  The amendment made certain clarifying changes to the Plan and updated certain provisions.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

This Item is not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, as the sole managing member of its subsidiary J. Alexander’s Holdings, LLC, owns and operates complementary upscale dining restaurants including: J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill and Stoney River.  For more than 25 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2017, we successfully converted one of our previous J. Alexander’s locations in Ohio to the Lyndhurst Grill.  Further, in 2018, we successfully converted one of our previous J. Alexander’s locations in Kansas to the Overland Park Grill.  Each of these recently converted locations will continue to offer a contemporary American menu.

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

While each restaurant concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.”  As of December 30, 2018, we operated a total of 46 locations across 16 states. In April 2018, we opened one new J. Alexander’s location in King of Prussia, Pennsylvania.  Additionally, we opened one new Stoney River location in Troy, Michigan in October 2018.

We believe our restaurants deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant with architecture and design that varies from location to location.  Through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2012 to 46 restaurants across 16 states as of March 14, 2019.  Our net sales growth since 2012 has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants, and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our concepts, grow our revenue and improve our profitability by:

•	pursuing new restaurant development;
•	expanding beyond our current existing restaurant concepts;
•	increasing our same store sales through providing high quality food and service; and
•	improving our margins and leveraging infrastructure.

We believe there are opportunities to open up to four new restaurants annually.  We are currently anticipating opening two locations in fiscal year 2019.  We are actively pursuing development opportunities within certain of our concepts, and we are currently evaluating approximately 20 locations in approximately 15 separate markets in order to meet our stated growth objectives. The most recent restaurant openings include a Stoney River restaurant in Troy, Michigan during October 2018 and a J. Alexander’s restaurant in King of Prussia, Pennsylvania in April 2018.  In addition, the Company expects to open two new J. Alexander’s / Grill restaurants in the fourth quarter of 2019, the first of which will be located in Houston, Texas.

The locations that have been recently transitioned from a J. Alexander’s restaurant to a Redlands Grill, Lyndhurst Grill or Overland Park Grill restaurant have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures, and are collectively referred to herein as “J. Alexander’s / Grill” restaurants.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales. We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations. Our same store restaurant base consisted of 44 restaurants at December 30, 2018.

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

Average Weekly Sales. Average weekly sales per restaurant is computed by dividing total restaurant sales for the period by the total number of days all restaurants were open for the period to obtain a daily sales average. The daily sales average is then multiplied by seven to arrive at average weekly sales per restaurant. Days on which restaurants are closed for business for any reason other than scheduled closures on Thanksgiving and Christmas are excluded from this calculation. Revenue associated with the reduction in liabilities for gift cards which are not redeemed, commonly referred to as gift card breakage, is not included in the calculation of average weekly sales per restaurant.

Average Weekly Same Store Sales. Average weekly same store sales per restaurant is computed by dividing total restaurant same store sales for the period by the total number of days all same store restaurants were open for the period to obtain a daily sales average. The daily same store sales average is then multiplied by seven to arrive at average weekly same store sales per restaurant. Days on which restaurants are closed for business for any reason other than scheduled closures on Thanksgiving and Christmas are excluded from this calculation. Sales and sales days used in this calculation include only those for restaurants in operation at the end of the period which have been open for more than 18 months. Revenue associated with the reduction in liabilities for gift cards which are not redeemed, commonly referred to as gift card breakage, is not included in the calculation of average weekly same store sales per restaurant.

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

Our business is subject to seasonal fluctuations. Historically, the percentage of our annual revenues earned during the first and fourth quarters has been higher due, in part, to increased gift card redemptions and increased private dining during the year-end holiday season. In addition, we operate on a 52- or 53-week fiscal year that ends on the Sunday closest to December 31. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks.  Our next 53-week fiscal year will occur in 2020.  As many of our operating expenses have a fixed component, our operating income and operating income margins have historically varied from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter, or for the full fiscal year.

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

Restaurant Labor and Related Costs. Restaurant labor and related costs includes restaurant management salaries, hourly staff payroll and other payroll-related expenses, including management bonus expenses, vacation pay, payroll taxes, fringe benefits, workers’ compensation and health insurance expenses.

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

Other Operating Expenses. Other operating expenses includes repairs and maintenance, credit card fees, rent, property taxes, selected insurance premiums, utilities, operating supplies and other restaurant-level related operating expenses.

Pre-opening Expenses. Pre-opening expenses are costs incurred prior to opening a restaurant, and primarily consist of manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities, as well as lease costs incurred prior to opening. We currently target pre-opening costs per restaurant at approximately $700.

General and Administrative Expenses. General and administrative expenses consists of costs related to certain corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future company growth. These expenses reflect management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent, depreciation of corporate assets, professional and consulting fees, technology and market research. These expenses have increased as a result of costs associated with being a public company, and we believe such expenses will continue to increase related to our anticipated growth. However, as we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of net sales over time.

Interest Expense. Interest expense consists primarily of interest on our outstanding indebtedness. Our debt issuance costs are recorded at cost and are amortized over the lives of the related debt under the effective interest method.

Income Tax (Expense) Benefit. This primarily represents expense or benefit related to the taxable income allocated to the Company from J. Alexander’s Holdings, LLC at the federal, state and local level.  As a partnership, J. Alexander’s Holdings, LLC generally pays no tax on its income, and each of its members is required to report such member’s allocable share of the partnership’s income on such member’s income tax returns.

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

Results of Operations

Year Ended December 30, 2018 Compared to Year Ended December 31, 2017

The following tables set forth, for the periods indicated, (i) the items in the Company’s Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Year Ended
	December 30,	December 31,	Percent Change
(Dollars in thousands)	2018	2017	2018 vs. 2017

Net sales	$242,264	$233,255	3.9%
Costs and expenses:
Cost of sales	77,262	74,548	3.6
Restaurant labor and related costs	74,850	71,541	4.6
Depreciation and amortization of restaurant property and equipment	10,870	9,999	8.7
Other operating expenses	48,245	46,590	3.6
Total restaurant operating expenses	211,227	202,678	4.2
Transaction and integration expenses	5,648	3,529	60.0
General and administrative expenses	20,485	18,886	8.5
Pre-opening expenses	1,415	1,038	36.3
Total operating expenses	238,775	226,131	5.6
Operating income	3,489	7,124	(51.0)
Other income (expense):
Interest expense	(724)	(816)	(11.3)
Other, net	97	118	(17.8)
Total other expense	(627)	(698)	(10.2)
Income from continuing operations before income taxes	2,862	6,426	(55.5)
Income tax benefit	1,596	1,347	18.5
Loss from discontinued operations, net	(459)	(439)	4.6
Net income	$3,999	$7,334	(45.5%)

	Year Ended
As a Percentage of Net Sales:	December 30,	December 31,
	2018	2017
Costs and expenses:
Cost of sales	31.9%	32.0%
Restaurant labor and related costs	30.9	30.7
Depreciation and amortization of restaurant property and equipment	4.5	4.3
Other operating expenses	19.9	20.0
Total restaurant operating expenses	87.2	86.9
Transaction and integration expenses	2.3	1.5
General and administrative expenses	8.5	8.1
Pre-opening expenses	0.6	0.4
Total operating expenses	98.6	96.9
Operating income	1.4	3.1
Other income (expense):
Interest expense	(0.3)	(0.3)
Other, net	0.0	0.1
Total other expense	(0.3)	(0.3)
Income from continuing operations before income taxes	1.2	2.8
Income tax benefit	0.7	0.6
Loss from discontinued operations, net	(0.2)	(0.2)
Net income	1.7%	3.1%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's Restaurant / Grill	33	32
Stoney River Steakhouse and Grill	13	12

Average weekly sales per restaurant:
J. Alexander's Restaurant / Grill	$112,900	$112,900
Percent change	0.0%
Stoney River Steakhouse and Grill	$79,800	$75,400
Percent change	5.8%

Average weekly same store sales per restaurant:
J. Alexander's Restaurant / Grill	$115,100	$113,800
Percent change	1.1%
Stoney River Steakhouse and Grill	$80,000	$76,200
Percent change	5.0%

Net Sales

Net sales increased by $9,009, or 3.9%, in fiscal year 2018 compared to fiscal year 2017 due, in part, to an increase in sales at restaurants in the same store base at the end of fiscal year 2018 of $6,304.  Further, sales in fiscal year 2018 attributable to the two restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $2,989.  These sales increases were partially offset by the impact of the closure of the J. Alexander’s restaurant in Houston, Texas in the first quarter of 2017 which resulted in a sales decrease of $351 relative to fiscal year 2018.  An increase of $67 in gift card breakage also contributed to the increase in net sales for fiscal year 2018.

Average weekly same store sales at J. Alexander’s / Grill restaurants for 2018 increased by 1.1% to $115,100, compared to $113,800 in 2017.  Average weekly same store sales at Stoney River restaurants for 2018 increased by 5.0% to $80,000, compared to $76,200 in 2017.

At J. Alexander’s / Grill restaurants, the average check per guest, including alcoholic beverage sales, increased by 2.6% to $32.01 in 2018 up from $31.20 in 2017. Within the same store base of restaurants, the average check per guest increased by 2.5% in fiscal year 2018 relative to fiscal year 2017. Management estimates that the effect of menu price increases was approximately 1.7% in

2018 compared to 2017. This price increase estimate reflects nominal amounts of menu price changes, without regard to any change in product mix because of price changes, and may not reflect amounts actually paid by guests.  Management estimates that weekly average guest counts decreased by approximately 1.3% and 2.5% in 2018 compared to 2017 within the same store base of restaurants and on a consolidated basis, respectively.  It should be noted that, due to severe winter weather conditions during the first quarter of 2018, our restaurants were forced to close for 27 days (16 of which affected the J. Alexander’s / Grill locations resulting in estimated lost net sales of approximately $275), and resulted in estimated lost revenue of approximately $400 across all restaurants.  Severe winter weather in the first quarter of 2017 impacted sales to a lesser extent by forcing three days of restaurant closures resulting in lost revenue of approximately $40.  Guest counts in 2018 were also impacted by severe winter weather occurring in the first quarter of the year, with a portion of the same store guest count decrease within the J. Alexander’s / Grill restaurants attributed to the impact of severe winter weather on days which the J. Alexander’s / Grill restaurants remained open for business but traffic, and thus revenue, was adversely affected. Management estimates that an additional $600 in net sales were lost within the J. Alexander’s / Grill restaurants as a result of severe winter weather on days where the decision was made to open for at least a portion of the day during the first quarter of 2018.

During fiscal year 2017, six of the Company’s restaurants in Florida were closed for a total of 36 days due to the impact of Hurricane Irma.  Management estimates the impact of such closures was approximately $650 in lost revenue, and a decrease to income from continuing operations before income taxes of approximately $400, consisting of approximately $300 of lost restaurant operating profit and approximately $100 of food spoilage losses, cleanup costs and expenses associated with reopening the restaurants.  During 2018, the Company closed its restaurants in North Carolina for a total of three days due to the impact of Hurricane Florence.  Management estimates lost revenue of approximately $30 in the third quarter of 2018 related to these closed days.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 0.8% to $42.71 in 2018 from $43.05 in 2017, with the decrease due to notable increases in day part sales with the introduction of lunch service at certain locations and brunch offerings at other locations as well as certain other initiatives to increase guest traffic. Because brunch and lunch items generally are at a lower price point, these initiatives served to decrease the average check per guest as a concept. For the 12 locations in the same store base of restaurants the average check per guest in 2018 totaled $43.00 compared to $43.11 in 2017, a decrease of 0.3%. Management estimates that the effect of menu price increases was 1.6% in 2018 compared to 2017.  Further, management estimates that weekly average guest counts within the same store base of restaurants increased by approximately 5.2% in 2018 compared to 2017. For all locations, weekly average guest counts increased by 6.6% in 2018 compared to 2017.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 87.2% of net sales in 2018 from 86.9% in 2017. The increase in 2018 was due primarily to the effect of higher labor costs and additional depreciation and amortization of restaurant fixed assets as a result of the opening of two new restaurants and the remodeling of other restaurants.  These increases were partially offset by lower cost of sales as well as other operating expenses.

Cost of sales, which includes the cost of food and beverages, decreased to 31.9% of net sales in 2018 compared to 32.0% of net sales in 2017. The decrease in 2018 was primarily due to the effect of higher same store sales as well as lower input costs in certain food categories including pork and certain types of seafood, such as shrimp and salmon, partially offset by an increase in other certain types of seafood, primarily crab, beef, dairy and certain other food categories compared to 2017.  Management estimates that inflation totaled 1.6% within the J. Alexander’s / Grill locations and 0.4% at Stoney River for 2018.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 30% of the food and beverage cost category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Grill restaurants were higher in 2018 than 2017 by approximately 0.7%, and at Stoney River, prices paid for beef were up 0.3% in 2018 compared to 2017. Our beef purchases currently remain subject to variable market conditions. We expect that beef prices in 2019 will be consistent with or perhaps experience modest increases relative to fiscal year 2018.

Restaurant labor and related costs totaled 30.9% and 30.7% of net sales in 2018 and 2017, respectively, with the increase in 2018 due primarily to the impact of higher labor costs as a percentage of net sales incurred in the one new J. Alexander’s restaurant opened during the second quarter of 2018 and the one new Stoney River restaurant which opened during the fourth quarter of 2018.  Labor costs in our new restaurants generally run higher in the early months of operations while experience is gained by newer restaurant employees and efficiencies are established in both the front and back-of-house operations.  Additionally, two Stoney River restaurants converted to a lunch and dinner format during the latter part of 2017 and in 2018 while they operated as a dinner only format during all or a portion of fiscal year 2017 resulting in higher labor costs for 2018.

Depreciation and amortization of restaurant property and equipment increased by $871, or 8.7%, in 2018 compared to 2017 primarily due to the impact of the one new J. Alexander’s restaurant opened during the second quarter of 2018 and the one new Stoney River restaurant opened during the fourth quarter of 2018 as well as the one new J. Alexander’s restaurant and the one new Stoney

River restaurant which opened during a portion of 2017, each of which impacted the Company for the entirety of 2018.  Further, we recorded additional depreciation expense associated with restaurant remodels which occurred during the latter part of 2017 and in 2018.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and selected insurance premiums, decreased to 19.9% as a percentage of net sales in fiscal year 2018 compared to 20.0% as a percentage of net sales in fiscal year 2017. While the Company recorded increased expense in 2018 with respect to cash rent, contracted services and maintenance, credit card fees and paper supplies, these increases were offset by the impact of higher same store sales, and lower expense associated with complimentary guest meals, utilities and other miscellaneous costs.  Further, in 2018, we recorded less noncash rent expense as certain favorable operating lease assets became fully amortized during the fiscal year.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, increased by $1,599, or 8.5%, in 2018 compared to 2017. The more significant increases in fiscal year 2018 related to non-cash share-based compensation expense associated with the Black Knight profits interest grant, which totaled $2,644 during 2018 compared to $942 recorded during 2017.  In addition, general and administrative expense increases were recorded in salaries, audit and accounting fees, temporary services, noncash rent, real estate site costs, public relations and other less significant expense categories.  These increases were partially offset by decreased expense related to deferred compensation, non-cash share-based compensation expense associated with the 2015 management profits interest grant which became fully vested on January 1, 2018, the Black Knight management fee, employee education, incentive compensation, legal fees and other less significant expense categories.  In addition, in 2017, we recorded $125 in restaurant closing costs associated with the closed J. Alexander’s restaurant in Houston, Texas, and no such costs related to this restaurant are reflected in 2018.

Transaction Costs

Transaction costs totaling $5,648 and $3,529 during fiscal years 2018 and 2017, respectively, consist primarily of legal and consulting costs, accounting fees, other professional fees, miscellaneous costs and, in 2018, the Black Knight termination fee.  In 2017, the Company incurred transaction costs associated with the proposed acquisition of the Ninety Nine Restaurant and Pub concept (“99 Restaurants”) totaling $3,529. Such costs consisted primarily of fairness opinion fees, legal, accounting, and consulting fees as well as other miscellaneous costs. During fiscal year 2018, the Company announced that it did not receive the required number of disinterested shareholder votes to approve the proposed acquisition, and the merger agreement was thereafter terminated.

In fiscal year 2018, the Company incurred transaction costs related to both the proposed merger with 99 Restaurants, which was terminated in 2018, and to the Termination Agreement with respect to the Management Consulting Agreement entered into on November 30, 2018 with Black Knight.  The termination fee of $4,560 along with other legal and professional fees are included in transaction costs for fiscal year 2018.

Pre-opening Expenses

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and includes manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant. During fiscal years 2018 and 2017, preopening costs of $1,415 and $1,038, respectively, were recorded.  During fiscal year 2018, pre-opening expense was primarily associated with a new J. Alexander’s restaurant in King of Prussia, Pennsylvania which commenced operations in April 2018 and the Stoney River restaurant in Troy, Michigan which opened in October 2018. For fiscal year 2017, the Company incurred pre-opening expense as a result of the opening of the J. Alexander’s restaurant in Lexington, Kentucky in March 2017 and the Stoney River location in Chapel Hill, North Carolina in February 2017.

Other Income (Expense)

Interest expense decreased by $92, or 11.3%, in 2018 compared to 2017. While we experienced modest increases in interest rates during 2018 compared to interest rates in 2017, the majority of this impact was offset by debt service payments made during the course of the year lowering our principal balance combined with the capitalization of interest for the new locations under construction during 2018.

Income Taxes

We reported an income tax benefit of $1,596 in 2018 compared to an income tax benefit of $1,347 in 2017, reflecting the Company’s federal, state and local income tax liability primarily for its allocable share of income of J. Alexander’s Holdings, LLC. The increase in tax benefit of $249 in fiscal year 2018 compared to fiscal year 2017 primarily relates to the impact of lower pre-tax book income as well as the current tax impact of the Tax Act enacted December 22, 2017.  The majority of the deferred tax impact of the Tax Act was previously recognized in 2017.

Discontinued Operations

In 2013, two J. Alexander’s restaurants were closed that were considered to be discontinued operations.  Losses from discontinued operations totaling $459 and $439 for fiscal years 2018 and 2017, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement.

Liquidity and Capital Resources

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC. As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our consolidated financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of December 30, 2018, cash and cash equivalents totaled $8,783. Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants and meeting debt service requirements and operating lease obligations. Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures, any stock repurchases under our announced stock repurchase program and other operating activities for the next 12 months.

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

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended
	December 30,	December 31,
	2018	2017

Net cash provided by (used in):
Operating activities	$21,680	$21,260
Investing activities	(18,608)	(13,568)
Financing activities	(5,000)	(3,613)
Net (decrease) increase in cash and cash equivalents	$(1,928)	$4,079

Operating Activities. Net cash flows provided by operating activities increased to $21,680 for fiscal year 2018 from $21,260 for fiscal year 2017, an increase of $420. Our operations generate receipts from guests in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period. In fiscal year 2018, net sales increased by $8,942, which excludes the impact of the comparative increase in gift card breakage of $67, compared to 2017, and total restaurant operating expenses also increased by $8,549 compared to fiscal year 2017, resulting in a net increase to cash flow from operations of approximately $393.  Additional contributing factors resulting in an increase in cash flow from operations in 2018 include lower transaction cost, income tax and legal fee payments as well as the receipt of an insurance rebate in 2018.  The Company paid approximately $321 less in legal fees during 2018 compared to 2017. Further, the Company paid approximately $146 less in income taxes during 2018 compared to 2017. Transaction cost payments were approximately $122 lower during 2018 compared to 2017.  Finally, in 2018, the Company received a rebate from the Ohio Bureau of Workers’ Compensation of $190 that was not received in 2017.  Conversely, the Company received tenant improvement allowance payments from its lessor at the Stoney River in Chapel Hill, North Carolina pursuant to the terms of its lease agreement during 2017 which totaled $799.  No such payments were received in 2018.

Investing Activities. Net cash used in investing activities for 2018 totaled $18,608 compared to $13,568 in 2017, an increase of $5,040, with the 2018 use of cash being attributed primarily to capital expenditures related to the construction of the new J. Alexander’s restaurant which opened in King of Prussia, Pennsylvania during the second quarter of 2018, and the Stoney River restaurant which we opened in Troy, Michigan during the fourth quarter of 2018 as well as certain remodels of J. Alexander’s / Grill and Stoney River restaurants.  Cash used in investing activities in 2017 was primarily attributable to capital expenditures related to the completion of the two new J. Alexander’s restaurants which opened in Raleigh, North Carolina during the latter part of the fourth quarter of 2016 and Lexington, Kentucky during the first quarter of 2017 and the Stoney River restaurant which opened in Chapel Hill, North Carolina during the first quarter of 2017 as well as certain remodels of J. Alexander’s / Grill restaurants.

Financing Activities. Net cash used in financing activities for 2018 totaled $5,000 compared to $3,613 in 2017, an increase of $1,387, which relates to additional debt service payments during 2018 as the Company began repaying its term loan, discussed in greater detail below, in the latter part of fiscal year 2017.  Such payments impacted financing cash flows for the entirety of 2018.

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

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grill restaurant, or Stoney River location, and anticipate that all new Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend approximately $700 per restaurant for pre-opening expenses and pre-opening rent expense, and expect that such expenses will approximate $1,450 in fiscal year 2019.

In addition to new store development, we plan to remodel four of our J. Alexander’s restaurants and one of our Redlands Grill restaurants in 2019.  Further, three of our Stoney River restaurants will undergo remodel projects during 2019. We completed the remodel of two J. Alexander’s restaurants, one Redlands Grill restaurant, and the Overland Park Grill restaurant during 2018, which resulted in an average capitalized cost of approximately $460.  Further, we completed the remodel of three Stoney River restaurants in 2018, and average capitalized costs were approximately $250.  We expect to complete three to eight remodels each year at an average cost of approximately $425 per location.

For 2019, we currently estimate capital expenditure outlays will range between $19,000 and $21,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the planned opening of two J. Alexander’s / Grill restaurants during the fourth quarter of 2019 as well as capital expenditures incurred in connection with the remodels discussed above, to maintain our existing restaurants and for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

Additional long-term capital requirements include the funding of the Amended and Restated Salary Continuation Agreements (the “Salary Continuation Agreements”) in place with certain current and former officers of the Company.  Due to the Spin-off, FNF no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the Spin-off triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, to establish and fund a “rabbi trust” (the “Trust”) under the Salary Continuation Agreements.  On October 19, 2015, the Trust was established and funded with a total of $4,304, which consisted of $2,415 in cash and $1,889 in aggregate cash surrender value of whole life insurance policies.  These assets are classified as noncurrent within the Company’s consolidated financial statements.  The Company has made additional contributions of $95 and $63 to the Trust in fiscal years 2018 and 2017, respectively, and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the Salary Continuation Agreements.

Additionally, on September 28, 2015, immediately prior to the Spin-off, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provided corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  The principal member of Black Knight was William P. Foley, II, Chairman of the board and Chief Executive Officer of Cannae and non-Executive Chairman of the board of FNF. The other members of Black Knight consisted of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of Cannae and FNF.

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued to Black Knight non-voting Class B Units, and was required to pay Black Knight an annual fee equal to 3% of J. Alexander’s Holdings, Inc.’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC also reimbursed Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the Management Consulting Agreement, “Adjusted EBITDA” means J. Alexander’s Holdings, Inc.’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment and pre-opening expenses.  The cash fees associated with fiscal years 2017 and 2016 were approximately $749 and $729, respectively.

On November 30, 2018, the Company terminated the Management Consulting Agreement by entering into the Termination Agreement.  The termination of the Management Consulting Agreement required the Company to make a cash payment of $4,560 to Black Knight pursuant to the contractual provisions of the Management Consulting Agreement and the Termination Agreement.  The Company utilized cash on hand to fund this payment on January 31, 2019, which was funded through cash on hand.  Additionally, under the terms of the Management Consulting Agreement and the Termination Agreement, Black Knight had 90 days from November 30, 2018 to exercise its right to convert the value of the fully-vested Class B Units above the applicable hurdle rate to the Company’s common stock.  As discussed in Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, since Black Knight did not exercise its conversion rights within the 90-day period, the Class B Units were cancelled and forfeited for no consideration.  Additionally, as required by the Management Consulting Agreement, the Company will make a prorated final payment, which management estimates to be $705, under this agreement upon the completion of the audit in fiscal year 2019 relative to management services provided during 2018 through the agreement’s termination date, and no additional payments will be required.

On October 29, 2015, the Board authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  As of October 29, 2018, 305,059 shares were repurchased and retired under this program at an aggregate purchase price of $3,203.  Subsequently, on November 1, 2018, the Board authorized a new share repurchase program which allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Share repurchases under the newly authorized program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the newly authorized program during the fourth quarter of 2018.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. We had a working capital deficit of $16,313 at December 30, 2018, which included the termination fee payable to Black Knight, on January 31, 2019 compared to a deficit of $11,297 at December 31, 2017.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

Credit Facility

Effective September 3, 2013, we obtained a $16,000 credit facility with our lender that provided for two loans. The borrower under this credit facility was J. Alexander’s, LLC, and the credit facility was guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The credit facility consisted of a three-year $1,000 Revolving Line of Credit which may be used for general corporate purposes, and a seven-year $15,000 mortgage loan (the “Mortgage Loan”). Effective December 9, 2014, we executed an Amended and Restated Loan Agreement which encompasses the two existing loans discussed above dated September 3, 2013 and also included a five-year, $15,000 Development Line of Credit. Effective May 20, 2015, we executed a Second Amended and Restated Loan Agreement (the “Loan Agreement”), which increased the Development Line of Credit to $20,000 over a five-year term and also included a five-year, $10,000 term loan (the “Term Loan”).  This Loan Agreement also encompasses the Mortgage Loan and the Revolving Line of Credit of $1,000.  Effective September 3, 2016, J. Alexander’s, LLC executed a modification agreement with respect to the $1,000 Revolving Line of Credit originally entered into on September 3, 2013. This modification agreement extended the term of this line of credit from September 3, 2016 to September 3, 2019, with no additional significant changes to the terms of the agreement. The indebtedness outstanding under these facilities is secured by liens on certain personal property of J. Alexander’s Holdings, LLC and its subsidiaries, subsidiary guaranties and a mortgage lien on certain real property.

In connection with the refinancing transactions or loan modifications discussed above, lender and legal fees totaling $465 were incurred, which were capitalized as deferred loan costs and are being amortized over the respective lives of the loans under the credit facility.

In 2019, the Company entered into a modification agreement with respect to the Loan Agreement, which became effective on January 2, 2019.  The Loan Agreement previously held that both the Development Line of Credit and the Term Loan would bear interest at 30-day LIBOR plus 220 basis points and amounts borrowed under the Revolving Line of Credit and the Mortgage Loan would bear interest at 30-day LIBOR plus 250 basis points.  The Revolving Line of Credit previously had a minimum interest rate of 3.25%, and the Mortgage Loan had minimum and maximum interest rates of 3.25% and 6.25%, respectively. Under the terms of the modified agreement, all of the Company’s notes under the Loan Agreement bear interest at LIBOR plus a sliding interest rate scale determined by the Company’s maximum adjusted debt to EBITDAR ratio (as defined in the financial covenant discussion below).  The interest rate scale is set forth as follows:

Maximum adjusted debt to EBITDAR ratio	Margin
Less than 1.25X	1.60%
Less than 2.25X	1.85%
Less than 3.25X	2.10%
Greater than 3.25X	2.35%

The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, asset sales and liens and encumbrances, and contains certain other provisions customarily included in such agreements.

The Loan Agreement includes certain financial covenants. A fixed charge coverage ratio, as defined in our Loan Agreement, of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ending must be maintained.  In addition, the maximum adjusted debt to EBITDAR ratio, as defined in our Loan Agreement, must not exceed 4.0 to 1 at the end of any fiscal quarter.  See Item 8. Financial Statements and Supplementary Data, Note 10 – Debt, for further discussion. In fiscal year 2019 and beyond, our financial covenant calculations will not be impacted by the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases.

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated, and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of December 30, 2018 and all reporting periods under each covenant prior to that date in fiscal year 2018.

At December 30, 2018, the amounts outstanding under the Development Line of Credit and Revolving Line of Credit were $4,000 and $0, respectively, and a total of $17,000, was available to us for borrowing under these lines of credit on this date.  At December 30, 2018, $6,250 was outstanding under the Mortgage Loan, and an additional $4,722 was outstanding under the Term Loan. The Second Amended and Restated Loan Agreement in place at December 30, 2018 is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $31,954 at December 30, 2018.

As of December 30, 2018, the aggregate principal amounts of long-term debt maturing for the five fiscal years succeeding December 30, 2018 are as follows:

•	2019—$9,000;
•	2020—$5,972; and
•	2021 and thereafter —$0.

Off Balance Sheet Arrangements

As of December 30, 2018, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contingent Obligations

From 1975 through 1996, JAC operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of December 30, 2018, is as follows:

Wendy's restaurants (seven leases)	$386
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	437
Total contingent liability related to assigned leases	$823

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

Goodwill and Other Intangible Assets

We account for our goodwill and intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other. In accordance with ASC Topic 350, goodwill and intangible assets, primarily trade names, which have indefinite useful lives, are not being amortized. However, both goodwill and trade names are subject to annual impairment testing in accordance with ASC Topic 350.

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

With respect to the management profits interest granted in 2015 and stock option awards granted during fiscal years 2015, 2016 and 2018, the grant date fair value was determined using the Black-Scholes-Merton pricing model, and the calculated compensation expense is being recognized on a straight-line basis over the requisite service period under each grant due to their graded vesting schedule. The Black Knight profits interest awards granted on October 6, 2015 were considered non-employee awards as they were granted to the Management Consultant. Therefore, we remeasured the fair value of these awards at each reporting date as well as the date they were fully vested using the Black-Scholes-Merton pricing model, and the portion of services rendered to each reporting date and at the date they were fully vested was applied to the current measure of fair value to determine the expense for the relevant reporting period.  The Black-Scholes-Merton pricing model requires assumptions to be made regarding stock price volatility, expected life of the awards and expected dividend rates.  Using different assumptions in the pricing model could result in a significantly different valuation of awards and affect stock-based compensation as well as results of operations.

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

In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a net deferred tax asset, an evaluation is made of the probability of the Company’s ability to realize the future benefits of such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Management assesses the likelihood of realization of our net deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. Such evidence includes future projected taxable income, the expiration dates of operating loss carryforwards and any pre-tax losses. As of December 30, 2018, management determined that a valuation allowance of $128 was necessary relative to certain state net operating loss and capital loss carryforwards which are not expected to be realized.

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

Impact of Inflation and Other Factors

Over the past three years, inflation has not significantly impacted our operations. However, the impact of inflation on labor, food, energy and occupancy costs could, in the future, significantly impact our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable due to our continued focus on procurement efficiencies and menu price adjustments, although no assurance can be made that we can continue to improve our procurement or that we will be able to raise menu prices in the future. Utilities account for a sizeable portion of operating expense at the restaurant level, a component of which is impacted by fluctuations in energy costs. As a result, utilities impact operating income.  By owning a number of our properties, we avoid certain increases in occupancy costs. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe our current strategy, which seeks to maintain operating margins through a combination of menu price increases, strategic lunch and dinner features, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices has been an effective tool for dealing with inflation. There can be no assurances that future inflation or other cost pressures will be offset by this strategy. With respect to beef, prices have fluctuated over the past year.  Our beef purchases currently remain subject to variable market conditions. We expect that beef prices in 2019 will be consistent with or perhaps experience modest increases relative to fiscal year 2018.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

J. Alexander’s Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of J. Alexander’s Holdings, Inc. and subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2018, in conformity with U.S. generally accepted accounting principles.

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

Nashville, Tennessee
March 14, 2019

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 30, 2018 and December 31, 2017

(In thousands, except share and per share amounts)

	December 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,783	$10,711
Accounts and notes receivable	1,749	1,446
Inventories	3,134	2,804
Prepaid expenses and other current assets	3,799	3,769
Total current assets	17,465	18,730
Other assets	5,557	5,661
Property and equipment, at cost, less accumulated depreciation and amortization of $53,821 and $43,484 as of December 30, 2018 and December 31, 2017, respectively	109,332	103,615
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,647	25,202
Deferred income taxes	539	522
Deferred charges, less accumulated amortization of $285 and $247 as of December 30, 2018 and December 31, 2017, respectively	272	184
Total assets	$174,549	$169,651

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,135	$6,587
Accrued expenses and other current liabilities	14,697	10,745
Unearned revenue	3,946	3,695
Current portion of long-term debt	9,000	9,000
Total current liabilities	33,778	30,027
Long-term debt, net of portion classified as current and deferred loan costs	5,866	10,781
Deferred compensation obligations	6,251	6,451
Deferred income taxes	-	2,075
Other long-term liabilities	6,995	6,456
Total liabilities	52,890	55,790
Stockholders' Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding 14,695,176 shares as of December 30, 2018 and December 31, 2017, respectively	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of December 30, 2018 or December 31, 2017	-	-
Additional paid-in capital	96,272	95,151
Retained earnings	17,528	13,495
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	113,815	108,661
Non-controlling interests	7,844	5,200
Total stockholders' equity	121,659	113,861
Commitments and contingencies
Total liabilities and stockholders' equity	$174,549	$169,651

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

Years ended December 30, 2018, December 31, 2017 and January 1, 2017

(In thousands, except per share amounts)

	Year Ended
	December 30,	December 31,	January 1,
	2018	2017	2017
Net sales	$242,264	$233,255	$219,582
Costs and expenses:
Cost of sales	77,262	74,548	69,320
Restaurant labor and related costs	74,850	71,541	67,102
Depreciation and amortization of restaurant property and equipment	10,870	9,999	8,834
Other operating expenses	48,245	46,590	43,873
Total restaurant operating expenses	211,227	202,678	189,129
Transaction and integration expenses	5,648	3,529	64
General and administrative expenses	20,485	18,886	18,852
Pre-opening expenses	1,415	1,038	1,443
Total operating expenses	238,775	226,131	209,488
Operating income	3,489	7,124	10,094
Other income (expense):
Interest expense	(724)	(816)	(662)
Other, net	97	118	107
Total other expense	(627)	(698)	(555)
Income from continuing operations before income taxes	2,862	6,426	9,539
Income tax benefit (expense)	1,596	1,347	(2,062)
Loss from discontinued operations, net	(459)	(439)	(434)
Net income	$3,999	$7,334	$7,043

Basic earnings per share:
Income from continuing operations, net of tax	$0.30	$0.53	$0.50
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)
Basic earnings per share	$0.27	$0.50	$0.48

Diluted earnings per share:
Income from continuing operations, net of tax	$0.30	$0.53	$0.50
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)
Diluted earnings per share	$0.27	$0.50	$0.47

Weighted-average common shares outstanding:
Basic	14,695	14,695	14,821
Diluted	14,863	14,768	14,840

Comprehensive income	$3,999	$7,334	$7,043

See accompanying Notes to Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years ended December 30, 2018, December 31, 2017 and January 1, 2017

(In thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at January 3, 2016	15,000,235	$15	$95,283	$2,321	$1,184	$98,803
Tax distributions	-	-	(1,319)	-	-	(1,319)
Purchases of common stock	(305,059)	-	-	(3,203)	-	(3,203)
Share-based compensation	-	-	440	-	2,556	2,996
Net income	-	-	-	7,043	-	7,043
Balances at January 1, 2017	14,695,176	15	94,404	6,161	3,740	104,320
Share-based compensation	-	-	747	-	1,460	2,207
Net income	-	-	-	7,334	-	7,334
Balances at December 31, 2017	14,695,176	15	95,151	13,495	5,200	113,861
Cumulative effect of change in accounting policy (Note 12)	-	-	-	34	-	34
Share-based compensation	-	-	1,121	-	2,644	3,765
Net income	-	-	-	3,999	-	3,999
Balances at December 30, 2018	14,695,176	$15	$96,272	$17,528	$7,844	$121,659

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 30, 2018, December 31, 2017 and January 1, 2017

(In thousands)

	Year Ended
	December 30,	December 31,	January 1,
	2018	2017	2017
Cash flows from operating activities:
Net income	$3,999	$7,334	$7,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,157	10,287	9,110
Amortization of lease assets and liabilities and deferred charges	196	404	340
Equity-based compensation expense	3,765	2,207	2,996
Deferred income taxes	(2,092)	(2,257)	(895)
Other, net	237	147	251
Changes in assets and liabilities:
Accounts and notes receivable	(303)	109	(1,136)
Inventories	(330)	(266)	(340)
Prepaid expenses and other current assets	(30)	(121)	(709)
Accounts payable	583	391	(160)
Accrued expenses and other current liabilities	3,952	1,259	(1,839)
Unearned revenue	251	295	186
Deferred compensation obligations	(200)	441	295
Other assets and liabilities, net	495	1,030	1,275
Net cash provided by operating activities	21,680	21,260	16,417

Cash flows from investing activities:
Purchase of property and equipment	(18,111)	(13,312)	(20,777)
Rabbi trust contribution	(95)	(63)	-
Other investing activities	(402)	(193)	(239)
Net cash used in investing activities	(18,608)	(13,568)	(21,016)

Cash flows from financing activities:
Proceeds from borrowing under debt agreement	-	-	4,000
Payments on long-term debt	(5,000)	(3,611)	(1,667)
Purchases of common stock	-	-	(3,203)
Tax distributions to J. Alexander's Holdings, LLC members	-	-	(1,319)
Other financing activities	-	(2)	(4)
Net cash used in financing activities	(5,000)	(3,613)	(2,193)
(Decrease) increase in cash and cash equivalents	(1,928)	4,079	(6,792)
Cash and cash equivalents at beginning of year	10,711	6,632	13,424
Cash and cash equivalents at end of year	$8,783	$10,711	$6,632

Supplemental disclosures:
Property and equipment obligations accrued at beginning of year	$1,854	$2,587	$1,845
Property and equipment obligations accrued at end of year	819	1,854	2,587
Cash paid for interest	795	797	691
Cash paid for income taxes	704	850	4,986

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 30, 2018, December 31, 2017 and January 1, 2017

(Dollars in thousands except shares and per share amounts)

Note 1 – Organization and Business

Separation from FNF and Equity Structure

On August 15, 2014, J. Alexander’s Holdings, Inc. (the “Company”) was incorporated in the state of Tennessee as a wholly-owned subsidiary of Fidelity National Financial, Inc. (“FNF”). On September 16, 2015, the Company entered into a separation and distribution agreement with FNF, pursuant to which FNF agreed to distribute one hundred percent of its shares of the Company’s common stock, par value $0.001, on a pro rata basis, to the holders of then Fidelity National Financial Ventures, LLC (“FNFV”) Group common stock, FNF’s then tracking stock traded on The New York Stock Exchange (the “NYSE”). Holders of then FNFV Group common stock received, as a distribution from FNF, approximately 0.17271 shares of the Company’s common stock for every one share of FNFV Group common stock held at the close of business on September 22, 2015, the record date for the distribution (the “Distribution”). Note that FNFV is now conducting business independently as Cannae Holdings, Inc., (“Cannae”) subsequent to its split-off from FNF effective November 20, 2017. Concurrent with the Distribution, certain reorganization changes were made, resulting in the Company owning all of the outstanding Class A Units and becoming the sole managing member of J. Alexander’s Holdings, LLC, the parent company of all operating subsidiaries. Also concurrent with the Distribution, the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC was entered into, resulting in a total number of Class A Units outstanding of 15,000,235. Additionally, a total of 833,346 Class B Units granted to certain members of management effective on January 1, 2015 were also outstanding at the date of Distribution. The Distribution was completed on September 28, 2015.

On September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into the Management Consulting Agreement (the “Management Consulting Agreement”) with Black Knight Advisory Services, LLC (“Black Knight”), pursuant to which Black Knight provided corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  In accordance with the Management Consulting Agreement, J. Alexander’s Holdings, LLC granted 1,500,024 Class B Units to Black Knight as a profits interest grant on October 6, 2015.

On November 30, 2018, Black Knight and J. Alexander’s Holdings, LLC entered into a termination agreement (the “Termination Agreement”) whereby the Management Consulting Agreement was terminated effective on that date (“Termination Date”). Pursuant to the provisions of the Termination Agreement and the Management Consulting Agreement, the Class B Units held by Black Knight must be exchanged for common stock of the Company within ninety (90) days following the Termination Date or such units will be cancelled and forfeited for no consideration. These Class B Units remained outstanding as of December 30, 2018.  See Notes 19 and 21 for further discussion regarding the implications of the Termination Agreement.

As a result of the Distribution, effective September 29, 2015, the Company is an independent public company and its common stock is listed on the NYSE under the symbol “JAX”.  As of December 30, 2018, a total of 14,695,176 shares of the Company’s common stock, par value $0.001, were outstanding.

On October 29, 2015, the Company’s Board of Directors (the “Board”) authorized a share repurchase program for up to 1,500,000 shares of the Company’s outstanding common stock over the three years ending October 29, 2018.  As of October 29, 2018, 305,059 shares were repurchased and retired under this program at an aggregate purchase price of $3,203.  Subsequently, on November 1, 2018, the Board authorized a new share repurchase program which allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Share repurchases under the newly authorized program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the newly authorized program during the fourth quarter of 2018.

Business of the Company

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants under the J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill and Stoney River Steakhouse and Grill (“Stoney River”) concepts. At December 30, 2018 and December 31, 2017, the Company operated 46 and 44 restaurants, in 16 and 15 states, respectively, as one new J. Alexander’s restaurant began operations during the second quarter of 2018 in King of Prussia,

Pennsylvania and one new Stoney River restaurant opened during the fourth quarter of 2018 in Troy, Michigan.  The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States. The Company does not have any restaurants operating under franchise agreements.

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

The Company utilizes a 52- or 53-week accounting period which ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. Fiscal years 2018, 2017 and 2016 each included 52 weeks of operations.  Our next 53-week fiscal year will occur in 2020.

c)	Discontinued Operations and Restaurant Closing Costs

During 2013, three J. Alexander’s restaurants were closed, and two of these restaurants were considered to be discontinued operations. Additionally, the Company closed one J. Alexander’s location during the first quarter of 2017 as the restaurant’s lease had reached the end of its term. Since the closure of this restaurant did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, its results of operations and expenses associated with its closure have not been included in discontinued operations. Income (loss) from continuing operations before income taxes associated with this location was $0, $30 and $(179) for fiscal years 2018, 2017 and 2016, respectively.

During fiscal years 2018, 2017 and 2016, restaurant closing costs totaled $476, $571 and $437, respectively, $459, $439 and $434, respectively, of which related to locations included in discontinued operations and consist solely of exit and disposal costs which are primarily related to a continuing obligation under a lease agreement for one of these closed locations. The remaining costs associated with the two locations which are not considered discontinued operations are presented in the “General and administrative expenses” line item on the Consolidated Statements of Income and Comprehensive Income, and consist largely of restaurant employee severance, travel costs and various other exit and disposal expenses.

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

Accounts receivable are primarily related to amounts due from various taxing jurisdictions, third-party online gift card sellers and expected workers’ compensation rebates and vendor rebates which have been earned but not yet received.

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

Goodwill represents the excess of cost over fair value of net assets acquired in a previous acquisition of the Company’s predecessor by FNF in 2012. Intangible assets include trade names, deferred loan costs, purchased trademarks and liquor licenses at certain restaurants. Goodwill, trade names, trademarks and liquor licenses are not subject to amortization, but are tested for impairment annually as of the fiscal year‑end date, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the goodwill or indefinite‑lived intangible asset exceeds its fair value.

The Company performed the fiscal year 2018 annual review of goodwill in accordance with Accounting Standards Update (“ASU”) No. 2011‑08, Testing Goodwill for Impairment, which allows for the performance of a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two‑step goodwill impairment test. The qualitative assessment includes an analysis of macroeconomic factors, industry and market conditions, internal cost factors, overall financial performance and entity‑specific events. ASU No. 2012‑02, Testing Indefinite‑lived Intangible Assets for Impairment, also provides an entity the option to perform a qualitative assessment with regard to the testing of its indefinite‑lived intangible assets. The Company performed the fiscal year 2018 annual review of impairment for its indefinite‑lived intangibles in accordance with this guidance. It was determined that no impairment of goodwill or indefinite‑lived intangible assets existed as of December 30, 2018, December 31, 2017 or January 1, 2017 and, accordingly, no impairment losses were recorded.

Deferred loan costs are subject to amortization and are classified in the “Long-term debt, net of portion classified as current and deferred loan costs” line item on the Consolidated Balance Sheets. Deferred loan costs are amortized over the life of the related debt. For the next five fiscal years, scheduled amortization of deferred loan costs is as follows: 2019 – $83; 2020 – $23; 2021 and thereafter – $0.

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

No impairment charges were recorded for the years ended December 30, 2018, December 31, 2017 or January 1, 2017.

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

Unearned revenue, as separately stated on the Company’s Consolidated Balance Sheets, represents the contract liability for gift cards, which have been sold but not redeemed. Upon redemption, when the guest presents a gift card as a form of payment for food and service provided at the restaurant, net sales are recorded and the contract liability is reduced by the amount of card values redeemed.  The Company considers its performance obligations associated with gift cards sold to guests to be met when food and service have been provided to its guests, and a gift card is presented as a form of payment.  The amount of gift card revenue that was previously deferred is recognized based on the selling price of the menu items at each restaurant.

Prior to the adoption of ASC Topic 606, Revenue from Contracts with Customers, the Company recorded gift card breakage when such cards were considered to be only remotely likely to be redeemed, and for which there was no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions.  Management considered the probability of redemption of a gift card to be remote when it had been outstanding for 24 months. With the adoption of ASC Topic 606 as of January 1, 2018, the Company began analyzing gift card breakage based upon company-specific historical redemption patterns, and gift card breakage is now recognized as revenue in proportion to guest redemptions.  The Company’s gift cards continue to have no expiration date, and it does not deduct non-usage fees from gift card outstanding balances.  In applying the guidance under this topic, management estimates the percentage of the value of gift cards sold that will go unused by the purchaser of such card, and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions, which is a matter of judgement, and, as noted above, recognizes revenue in proportion to actual gift card redemptions during the reporting period, at which time management believes the underlying performance obligations have been satisfied by the Company.  Gift card breakage is recorded on a quarterly basis in conjunction with the Company’s preparation of its financial statements and related disclosures, and is presented as a component of “Net sales” within the Consolidated Statements of Income and Comprehensive Income.  Breakage of $378, $311 and $347 related to gift cards was recorded in fiscal years 2018, 2017 and 2016, respectively.

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

Costs of advertising are charged to expense at the time the costs are incurred. Advertising expense totaled $154, $124 and $92, during fiscal years 2018, 2017 and 2016, respectively.

n)	Transaction Costs

Transaction costs typically consist primarily of legal and consulting costs, accounting fees, and to a lesser extent other professional fees and miscellaneous costs. During fiscal year 2016, transaction costs associated with the finalization of the Distribution discussed in Note 1 in the amount of $64 were incurred.

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

In fiscal year 2018, the Company incurred transaction costs totaling $5,648 related to both the terminated merger agreement with 99 Restaurants and the Termination Agreement entered into on November 30, 2018 with Black Knight as discussed in Note 1.  The termination payment of $4,560 along with other legal and professional fees are included in transaction costs for fiscal year 2018.  See Note 19 for further discussion.

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

Financial instruments that are potentially exposed to a concentration of credit risk are cash and cash equivalents and accounts receivable. Operating cash balances are maintained in noninterest‑bearing transaction accounts, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. Further, a certain portion of the assets held in a rabbi trust (the “Trust”) consists of cash and cash equivalents.  The Company places cash with high‑credit‑quality financial institutions, and at times, such cash may be in excess of the federally insured limit. However, there have been no losses experienced related to these balances, and the credit risk is believed to be minimal. Also, the Company believes that its risk related to cash equivalents from third‑party credit card issuers for purchases made by guests using the issuers’ credit cards is not significant due to the number of banks involved and the fact that payment is typically received within three to four days of a credit card transaction. Therefore, the Company does not believe it has significant risk related to its cash and cash equivalents accounts.  Another portion of the assets held in the Trust consists of U.S. Treasury bonds as well as a small number of corporate bonds with ratings no lower than BBB. The Company believes the credit risk associated with such bonds to be minimal given the historical stability of the U.S. government and the investment grade bond ratings relative to the corporate issuers.  Concentrations of credit risk with respect to accounts receivable are related principally to receivables from governmental agencies related to refunds of franchise and income taxes. The Company does not believe it has significant risk related to accounts receivable due to the nature of the entities involved.

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

The Company through its subsidiaries owns and operates full‑service, upscale restaurants under various concepts exclusively in the United States that have similar economic characteristics, products and services, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reportable segment.

v)	Non-controlling Interests

Non-controlling interests on the Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders. As of December 30, 2018 and December 31, 2017, the non-controlling interest presented on the Consolidated Balance Sheets is $7,844 and $5,200, respectively, and consists solely of the non-cash compensation expense relative to the profits interest awards to management and Black Knight discussed in Note 15 below. The Hypothetical Liquidation of Book Value method was used as of December 30, 2018, December 31, 2017 and January 1, 2017 to determine allocations of non-controlling interests consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net income was made to non-controlling interests for fiscal years 2018, 2017 or 2016, respectively.

w)	Earnings per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares outstanding for the reporting period.  Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive.  J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method, if dilutive.  The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive.  Refer to Note 3 for the basic and diluted earnings per share calculations and additional discussion.

x)Share Repurchase Program

Purchases of the Company's common stock have been made from time to time in the open market pursuant to its repurchase program discussed in Note 1.  The timing, prices and amount of repurchases depend upon prevailing market prices, general economic and market conditions and other considerations. Repurchased shares of common stock are recorded at cost, and are subsequently retired as required by applicable state law. The Company accounts for retirements by allocating the repurchase price to common stock and retained earnings.

y)	Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU No. 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a lease liability and ROU asset on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for the Company on the first day of fiscal year 2019, December 31, 2018, with early adoption permitted. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company expects to adopt the new standard on December 31, 2018 and use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before December 31, 2018.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the package of practical expedients, which permits the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  The Company also expects to elect the practical expedient that permits the Company to not assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 are now considered leases under Topic 842. The Company does not expect to elect the use-of-hindsight practical expedient.  Further, the Company will elect a short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of underlying assets, primarily leases for real property.  Finally, the Company expects to use the portfolio approach in applying the discount rate.

While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on its balance sheet related to approximately 30 real estate operating leases as well as more extensive disclosures about the Company’s leasing activities.  The Company is currently in the process of determining the incremental borrowing rate appropriate to apply to its portfolio of leases.  The Company does not believe that the adoption of this ASU will have a significant impact on its Consolidated Statements of Income and Comprehensive Income. The impact of this ASU is non-cash in nature, and as such, it is not expected to have a material impact on the Company’s cash flows and liquidity.  Finally, the Company does expect that, at the beginning of the period of adoption, the Company will recognize a cumulative-effect adjustment in retained earnings due to impairment of an abandoned right-of-use asset at the effective date for a restaurant that was previously impaired and accounted for under Topic 420, Exit or Disposal Cost Obligations.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) (“ASU No. 2018-07”), in an effort to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees.  Under ASU No. 2018-07, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.  ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  This update eliminates, modifies and adds a number of disclosure requirements related to fair value measurements in connection with the FASB’s disclosure framework project the objective of which is to improve the effectiveness of disclosures in the notes to financial statements.  ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. While the Company continues to assess the potential impact of ASU No. 2018-13, it does not expect the adoption of this standard to have a significant impact on the notes to its Consolidated Financial Statements and related disclosures.

z)	Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”), which created ASC Topic 606.  The core principle of the standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 replaced most existing revenue recognition guidance in GAAP.  New qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Since the issuance of ASU No. 2014-09, certain updates have been issued to clarify the implementation guidance, and the effective dates for ASU No. 2014-09 have been updated by ASU No. 2015-14, Deferral of the Effective Date.  The requirements were effective for annual and interim periods in fiscal years beginning after December 15, 2017 for public business entities.  The Company adopted the requirements under ASC Topic 606 as of January 1, 2018. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company has selected the cumulative effect transition method.  The Company does not currently have any franchise or similar arrangements that were required to be evaluated under ASU No. 2014-09, and the Company has determined that this guidance does not impact the recognition of revenue from sales within our restaurant operations. Gift card breakage has historically been recognized when redemption is unlikely to occur and there is no legal obligation to remit the value of the unredeemed gift cards.  Based on our historical experience, we had considered the probability of redemption of our concepts’ gift cards to be remote when cards have been outstanding for 24 months. With the adoption of ASU No. 2014-09 as of January 1, 2018, the Company began analyzing gift card breakage based upon company-specific historical redemption patterns, and gift card breakage is now recognized in revenue in proportion to redemptions.  See Note 12 – Revenue for additional discussion surrounding the adoption of ASC Topic 606 as well as related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.  The Company adopted this guidance at the beginning of fiscal year 2018, and it did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15,  Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments  (“ASU No. 2016-15”).  This update is intended to clarify the presentation of cash receipts and payments in specific situations.  The amendments in this update became effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company adopted this guidance at the beginning of fiscal year 2018, and it did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) , Intra-Entity Transfers of Assets Other Than Inventory (“ASU No. 2016-16”). This update addresses the income tax consequences of intra-entity transfers of assets other than inventory.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party.  ASU No. 2016-16 will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs.  The Company adopted this guidance at the beginning of 2018 fiscal year, and it did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09,   Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting   (“ASU No. 2017-09”), which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting.  The amendments in ASU No. 2017-09 became effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company adopted this guidance at the beginning of fiscal year 2018, and it did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU No. 2018-15”).  ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense.  The capitalized implementation costs are required to be expensed over the term of the hosting arrangement.  The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements.  ASU No. 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted in any interim period for which financial statements have not been issued. The Company elected to early adopt this guidance at the beginning of the fourth quarter of fiscal year 2018 under the prospective transition method.  Amounts capitalized pursuant to ASU 2018-15 during the fourth quarter of 2018 were not significant and are reflected in the “Deferred charges” asset on the Company’s Consolidated Balance Sheet for fiscal year 2018.

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
(Dollars and shares in thousands, except per share amounts)	December 30,	December 31,	January 1,
	2018	2017	2017
Numerator:
Income from continuing operations, net of tax	$4,458	$7,773	$7,477
Loss from discontinued operations, net	(459)	(439)	(434)
Net income	$3,999	$7,334	$7,043
Denominator:
Weighted average shares (denominator for basic earnings per share)	14,695	14,695	14,821
Effect of dilutive securities	168	73	19
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	14,863	14,768	14,840

Basic earnings per share:
Income from continuing operations, net of tax	$0.30	$0.53	$0.50
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)
Basic earnings per share	$0.27	$0.50	$0.48
Diluted earnings per share:
Income from continuing operations, net of tax	$0.30	$0.53	$0.50
Loss from discontinued operations, net	(0.03)	(0.03)	(0.03)
Diluted earnings per share	$0.27	$0.50	$0.47
Note: Per share amounts may not sum due to rounding.

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares outstanding for the reporting period.  Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive.  J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method, if dilutive.

The 833,346 Class B Units associated with management’s profits interest awards were considered to be dilutive for one quarter within fiscal year 2018, and is included in the diluted earnings per share calculation for the year then ended. The impact of the exchange of the 833,346 management profits interest Class B Units on the diluted earnings per share calculation was additional shares of 3,719 for the year ended December 30, 2018. Conversely, these Class B Units were considered to be anti-dilutive for the years ended December 31, 2017 and January 1, 2017, and, therefore, are excluded from the diluted earnings per share calculation in such years.

The Black Knight profits interest Class B Units are considered to be dilutive for certain quarterly periods within the years ended December 30, 2018, December 31, 2017 and January 1, 2017, and are included in the diluted earnings per share calculation for each of the years then ended, accordingly. The impact of the exchange of the 1,500,024 Black Knight Class B Units on the diluted earnings per share calculation was additional shares of 130,113, 72,579 and 18,519 for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive. The 1,495,750 stock option awards outstanding as of December 30, 2018 were considered dilutive during certain quarters of fiscal year 2018, and, therefore, are included in the diluted earnings per share calculation for the year then ended.  The impact of the exchange of these options on the diluted earnings per share calculation was additional shares of 33,811 for the year ended December 30, 2018.  However, the 985,750 and 990,750 stock option awards outstanding as of December 31, 2017 and January 1, 2017, respectively, were considered anti-dilutive and, therefore, are excluded from the diluted earnings per share calculation for the years then ended.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	December 30, 2018
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$86	$-	$-
U.S. government obligations *	296	-	-
Corporate bonds *	2,083	-	-
Cash surrender value - life insurance *	-	2,193	-
Total	$2,465	$2,193	$-

	December 31, 2017
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$212	$-	$-
U.S. government obligations *	397	-	-
Corporate bonds *	1,841	-	-
Cash surrender value - life insurance *	-	2,106	-
Total	$2,450	$2,106	$-

* - As held in the Trust.

As discussed in Note 16 below, the Distribution triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of the Company, to establish and fund the Trust under the Amended and Restated Salary Continuation Agreements.  On October 19, 2015 the Trust was funded at which point a portion of the cash was invested in certain marketable securities at the direction of the Trust manager.  Such investments include U.S. government agency obligations and corporate bonds.  The remaining portion is held as cash and cash equivalents.

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

As of December 30, 2018 and December 31, 2017, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value (Level 2) as interest rates, and negotiated terms and conditions are consistent with current market rates, because of the close proximity of recent refinancing transactions and the quotes obtained for potential financings to the dates of these Consolidated Financial Statements.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 30, 2018 and December 31, 2017.

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 30,	December 31,
	2018	2017
Prepaid insurance	$1,170	$1,239
Prepaid rent	1,022	986
Payroll taxes	1,328	1,252
Other	279	292
Prepaid expenses and other current assets	$3,799	$3,769

Note 6 – Other Assets

Other assets consisted of the following:

	December 30,	December 31,
	2018	2017
Favorable operating leases, net	$148	$351
Cash, cash equivalents and securities held in the Trust	2,465	2,450
Cash surrender value of life insurance held in the Trust	2,193	2,106
Other	751	754
Other assets	$5,557	$5,661

Note 7 – Property and Equipment

Property and equipment, at cost, less accumulated depreciation and amortization, consisted of the following:

	December 30,	December 31,
	2018	2017
Land	$20,204	$20,204
Buildings	32,104	31,057
Leasehold improvements	72,213	58,233
Restaurant and other equipment	37,750	32,036
Construction in progress	882	5,569
	163,153	147,099
Less accumulated depreciation and amortization	(53,821)	(43,484)
Property and equipment, net	$109,332	$103,615

For fiscal years 2018, 2017 and 2016, depreciation expense from continuing operations was $11,157, $10,287 and $9,110, respectively. The loss on disposition of assets from continuing operations included in the “Other operating expenses” line item of the Statements of Income and Comprehensive Income, primarily related to the refreshing of assets through store remodels, was $202, $147 and $251 for fiscal years 2018, 2017 and 2016, respectively.

No impairment charges were recorded during fiscal years 2018, 2017 or 2016.

Note 8 – Goodwill and Indefinite‑Lived Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	December 30,	December 31,
	2018	2017
Goodwill	$15,737	$15,737
Tradenames and trademarks	25,069	25,053
Liquor licenses	578	149
Intangible assets	$41,384	$40,939

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 30,	December 31,
	2018	2017
Taxes, other than income taxes	$4,428	$4,236
Salaries, wages, vacation, and incentive compensation	3,096	2,995
Transaction costs	4,635	1,060
Other	2,538	2,454
Accrued expenses and other current liabilities	$14,697	$10,745

Note 10 – Debt

Debt consisted of the following:

	December 30,	December 30,	December 31,	December 31,
	2018	2018	2017	2017
	Current	Long-term	Current	Long-term
Mortgage Loan, LIBOR + 2.5% (floor of 3.25%,
ceiling of 6.25%), at 4.90% and 3.94% at
December 30, 2018 and December 31, 2017,
payable through 2020	$1,667	$4,583	$1,667	$6,250
Term Loan, LIBOR + 2.2% on a floating
basis at 4.60% and 3.64% at December 30, 2018
and December 31, 2017, respectively, payable
through 2020	3,333	1,389	3,333	4,722
Development Line of Credit, LIBOR +
2.2% on a floating basis at 4.60% and 3.64% at
December 30, 2018 and December 31, 2017,
payable through 2020	4,000	-	4,000	-
Less: Net deferred loan costs	-	(106)	-	(191)
Total debt	$9,000	$5,866	$9,000	$10,781

The Company currently has four separate notes under its Second Amended and Restated Loan Agreement (“Loan Agreement”) with Pinnacle Bank. The borrower under the Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, assets sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements. The credit facility consists of the following:

•

A $1,000 revolving line of credit (“Revolving Line of Credit”), originally entered into in 2013, but modified in 2016 to extend the term to September 3, 2019, and which may be used for general corporate purposes. The outstanding balance was $0 at both December 30, 2018 and December 31, 2017.

•	A $15,000 term loan (“Mortgage Loan”) entered into in 2013 with a term of seven years ending on September 3, 2020.
•

A $20,000 development line of credit (“Development Line of Credit”), originally entered into in 2014 for $15,000, but amended in 2015 to the current amount, with a term of five years ending on May 3, 2020.

•	A $10,000 term loan (“Term Loan”) entered into in 2015 with a term of five years ending on May 3, 2020.

As of December 30, 2018, any amount borrowed under the Revolving Line of Credit bears interest at an annual rate of 30 day LIBOR plus a margin equal to 2.50%, with a minimum interest rate of 3.25% per annum. As of December 30, 2018, the Mortgage Loan bears interest at an annual rate of 30 day LIBOR plus a margin equal to 2.50%, with a minimum and maximum interest rate of 3.25% and 6.25% per annum, respectively.  As of December 30, 2018, both the Development Line of Credit and the Term Loan bear interest at 30 day LIBOR plus 2.2% per annum.

The Loan Agreement also includes certain financial covenants. A fixed charge coverage ratio of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ending must be maintained. The fixed charge coverage ratio is defined in the Loan Agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses (including lease buy‑out expenses), changes in valuation allowance for deferred tax assets, and noncash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the 5-year term of the Development Line of Credit) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus noncash compensation expense plus any other noncash expenses or charges and plus expenses associated with the public offering/Spin-off process of the Company minus the greater of either actual total store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40, to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long‑term debt and capital lease obligations made during such period, all determined in accordance with GAAP.

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of December 30, 2018 and for all reporting periods during the year then ended.

At December 30, 2018, the amounts outstanding under the Development Line of Credit and Revolving Line of Credit were $4,000 and $0, respectively, and a total of $17,000 was available to us for borrowing under these lines of credit on this date. At December 30, 2018, $6,250 was outstanding under the Mortgage Loan and an additional $4,722 was outstanding under the Term Loan. The Loan Agreement in place at December 30, 2018 is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $31,954 at December 30, 2018.

Deferred loan costs are $465 and $465, net of accumulated amortization expense of $359 and $274 at December 30, 2018 and December 31, 2017, respectively. Deferred loan costs are being amortized to interest expense over the life of the related debt.

The carrying value of the debt balance under both the Mortgage Loan and Term Loan as of December 30, 2018 and December 31, 2017 are considered to approximate their fair value (Level 2) because of the proximity of the debt refinancing and the quotes obtained for potential financings discussed above to the 2018 and 2017 fiscal year-ends.

The aggregate maturities of long‑term debt for the five fiscal years succeeding December 30, 2018 are as follows: 2019 – $9,000; 2020 – $5,972; 2021 and thereafter – $0.

Note 11 - Other Long‑Term Liabilities

Other long‑term liabilities consisted of the following:

	December 30,	December 31,
	2018	2017
Deferred rent	$6,801	$6,094
Unfavorable lease liabilities, net	187	347
Uncertain tax positions	7	15
Other long-term liabilities	$6,995	$6,456

Note 12 – Revenue

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

The Company recorded a net increase to opening retained earnings of $34 as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact wholly related to the Company’s accounting for gift card breakage.  The impact to net sales for fiscal year 2018 was a decrease of $4 as a result of applying ASC Topic 606.  Unearned revenue decreased by $30 as of December 30, 2018 as a result of adopting ASC Topic 606.

Significant Accounting Policy

See a discussion of the Company’s policies related to revenue recognition in Note 2(k).

Disaggregation and Recognition of Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented:

	Year Ended
	December 30,	December 31,	January 1,
	2018	2017	2017
Restaurant	$241,886	$232,944	$219,235
Gift card breakage	378	311	347
Net sales	$242,264	$233,255	$219,582

The Company recognized revenue associated with gift cards redeemed by guests during fiscal years 2018, 2017 and 2016 of $4,011, $3,876 and $3,615, respectively.  Further, of the amount that was redeemed during fiscal year 2018, $2,396 was recorded within unearned revenue at the beginning of the fiscal year.  Unearned revenue increased by $4,675 and $4,483 as a result of gift cards sold during the fiscal years 2018 and 2017, respectively.

Note 13 - Leases

At December 30, 2018, subsidiaries of the Company were lessees under both ground leases (the subsidiaries lease the land and build their own buildings) and improved leases (lessor owns the land and buildings) for restaurant locations. These leases are operating leases.

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

The following table summarizes future minimum lease payments under operating leases (including renewal options), including those restaurants reported as discontinued operations, having an initial term of one year or more:

December 30,
2018
2019	$7,800
2020	8,084
2021	7,832
2022	7,974
2023	8,006
2024 and thereafter	78,302
Total minimum lease payments	$117,998

For fiscal years 2018, 2017 and 2016, straight‑line base rent expense included in continuing operations was $8,176, $7,814 and $7,490, respectively. In addition to the aforementioned amounts, there was straight‑line base rent expense included in discontinued operations of $277 for each of fiscal years 2018, 2017 and 2016, respectively. There was no significant contingent rent expense for the any of the periods presented. During fiscal years 2018, 2017 and 2016, the Company received a tenant improvement allowance of $0, $799 and $590, respectively, which were each recorded as a deferred rent obligation, and are being credited to straight-line rent expense over the term of the associated leases.

Note 14 – Income Taxes

Significant components of the Company’s income tax (benefit) expense for the periods indicated below are as follows:

	Year Ended
	December 30,	December 31,	January 1,
	2018	2017	2017
Current income taxes:
Federal	$(152)	$264	$2,189
State and local	565	743	774
Total current income taxes	413	1,007	2,963
Deferred income taxes:
Federal	(2,041)	(1,881)	(922)
State and local	32	(473)	21
Total deferred income taxes	(2,009)	(2,354)	(901)
Income tax (benefit) expense	$(1,596)	$(1,347)	$2,062

The Company’s effective tax rate differs from the federal statutory rate as set forth in the following table for the periods indicated:

	Year Ended
	December 30,	December 31,	January 1,
	2018	2017	2017
Federal income tax	21.0%	35.0%	35.0%
Federal tax reform	3.3	(22.4)	-
State income tax	14.3	6.4	6.5
Wage credits	(107.5)	(33.3)	(20.2)
Uncertain tax positions	(0.3)	(3.9)	(0.1)
Return to provision	(3.1)	(4.5)	-
Rate differential between current and deferred taxes	(1.3)	(1.7)	-
Incentive stock options	4.4	2.0	0.9
Other	2.8	(0.1)	0.5
Effective tax rate	(66.4)%	(22.5)%	22.6%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act includes a number of changes to the U.S. tax code that affected fiscal year 2018, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, the acceleration of depreciation for certain assets placed into service after September 27, 2017 and the non-deductibility of certain business meals and entertainment and other fringe benefits.

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

The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018. As of December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740 for the remeasurement of deferred taxes. However, as of December 30, 2018, the Company had completed its accounting for all of the enactment-date income tax effects of the Tax Act.  The Company recognized adjustments of $80 to the provisional amounts recorded at December 31, 2017, and included these adjustments as a component of the “Income tax expense” line item of the Statements of Income and Comprehensive Income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 30, 2018, and December 31, 2017, are as follows:

	December 30,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$133	$173
Accrued bonuses	91	17
Stock options	309	159
State bonus depreciation	178	128
General business credit carryforward	2,676	-
Total deferred tax assets	3,387	477
Less: deferred tax assets valuation allowance	(128)	(105)
Total net deferred tax assets	3,259	372
Deferred tax liabilities:
Partnership differences	(2,580)	(1,847)
Other	(140)	(78)
Total deferred tax liabilities	(2,720)	(1,925)
Net deferred tax asset (liability)	$539	$(1,553)

ASC Topic 740, Income Taxes, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. As of December 30, 2018, management determined that a valuation allowance of $128 was necessary relative to certain state net operating loss and capital loss carryforwards which are not expected to be realized. Management also determined at December 30, 2018 that it is more likely than not that the results of future operations and reversal of deferred tax liabilities will generate sufficient taxable income to realize the remaining deferred tax assets not covered by this valuation allowance.

As of December 30, 2018, the Company has state gross operating loss carryforwards gross of the valuation allowance and uncertain tax positions discussed above of approximately $3,751 expiring in years 2028 through 2038, and federal general business credit carryforwards of $2,676 expiring in 2037 through 2038.

Additionally, the Company recorded a liability (including interest) in connection with uncertain tax positions related to state tax issues totaling $71 and $66 as of December 30, 2018 and December 31, 2017, respectively. The Company elected to accrue interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The Company accrued interest related to unrecognized tax benefits of approximately $1 and $3 as of December 30, 2018 and December 31, 2017, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit associated with these positions (excluding federal benefit and the aforementioned accrued interest) is as follows:

	December 30,	December 31,
	2018	2017
Balance at the beginning of the year	$80	$294
Changes based on tax positions taken during the current year	23	-
Changes based on tax positions taken during prior years	-	-
Reductions related to settlements with taxing authorities and
lapses of statutes of limitations	(15)	(214)
Balance at the end of the year	$88	$80

As of December 30, 2018, the total amount of gross unrecognized tax benefit that, if recognized, would impact the effective tax rate was $23. Within the next twelve months, the Company estimates that the gross unrecognized benefits will decrease by $5 due to state statute expiration.

The Company and its subsidiaries file a partnership federal income tax return, consolidated corporate federal income tax return, and a separate corporate federal income tax return as well as various state and local income tax returns. The earliest year open to examination in the Company’s major jurisdictions is 2015 for federal and state income tax returns.

Note 15 – Share-based Compensation

For the years ended December 30, 2018, December 31, 2017 and January 1, 2017, the Company recorded total share-based compensation expense of $3,765, $2,207 and $2,996, respectively, the components of which are discussed in further detail below.

Stock Option Awards

Under the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan, directors, officers and key employees of the Company may be granted equity incentive awards, such as stock options, restricted stock and stock appreciation rights in an effort to retain qualified management and personnel.  This plan authorizes a maximum of 1,500,000 shares of the Company’s common stock to be issued to holders of these equity awards. During fiscal years 2018, 2016 and 2015, the Compensation Committee and the Board of the Company awarded stock option grants totaling 510,000, 553,750 and 467,000 options, respectively, to certain members of management and the members of the Board, and the contractual term for each grant is seven years.  The requisite service period for each grant is four years with each vesting in four equal installments on the first four anniversaries of their respective grant dates.  No awards were made by the Company under this plan during fiscal year 2017.  A total of 35,000 options have been forfeited since the inception of the plan, none of which occurred in fiscal year 2018.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards and used the following assumptions for the indicated periods during which grants were made as noted above:

	Year Ended
	December 30, 2018	January 1, 2017
Dividend yield	0.00%	0.00%
Volatility factor	37.00%	34.51%
Risk-free interest rate	2.69%	1.34%
Expected life of options (in years)	4.75	4.75
Weighted-average grant date fair value	$3.42	$2.82

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

A summary of stock options under the Company’s equity incentive plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 3, 2016	437,000	$10.39
Issued	553,750	8.93
Exercised	-	-
Forfeited	-	-
Outstanding at January 1, 2017	990,750	9.58
Issued	-	-
Exercised	-	-
Forfeited	(5,000)	8.90
Outstanding at December 31, 2017	985,750	9.58
Issued	510,000	9.55
Exercised	-	-
Forfeited	-	-
Outstanding at December 30, 2018	1,495,750	$9.57

At December 30, 2018, stock options exercisable and shares available for future grant were 602,125 and 4,250, respectively.

At December 31, 2017, stock options exercisable and shares available for future grant were 355,687 and 514,250, respectively.  At January 1, 2017, stock options exercisable and shares available for future grant were 109,250 and 509,250, respectively.

As these awards contain only service conditions for vesting purposes and have a graded vesting schedule, the Company has elected to recognize the expense over the requisite service period for the entire award.  Stock option expense totaling $1,121, $747 and $439 was recognized for fiscal years 2018, 2017 and 2016, respectively, which is included in the “General and administrative expenses” line item on the Consolidated Statements of Income and Comprehensive Income.  At December 30, 2018, the Company had $2,367 of unrecognized compensation cost related to these share-based payments which is expected to be recognized over a period of approximately 3.15 years.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. This amount changes based on the fair market value of the Company’s common stock and totaled $0, $428 and $1,163 at December 30, 2018 December 31, 2017 and January 1, 2017, respectively, for options outstanding. The intrinsic value of options exercisable at December 30, 2018, December 31, 2017 and January 1, 2017 totaled $0, $107 and $39, respectively. No options were exercised in fiscal years 2018, 2017 or 2016.

The following table summarizes the Company’s non-vested stock option activity for the year ended December 30, 2018:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested stock options at December 31, 2017	630,063	$3.00
Granted	510,000	3.42
Vested	(246,438)	3.05
Forfeited	-	-
Non-vested stock options at December 30, 2018	893,625	$3.23

The total fair value of stock options vested during fiscal years 2018, 2017 and 2016 was $751, $751 and $364, respectively.

The following table summarizes information about the Company’s stock options outstanding at December 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 30, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 30, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$8.90	535,000	4.86 years	$8.90	267,500	4.86 years	$8.90
$9.55	510,000	6.15 years	9.55	-	6.15 years	9.55
$10.24	13,750	4.33 years	10.24	6,875	4.33 years	10.24
$10.39	437,000	3.78 years	10.39	327,750	3.78 years	10.39
$8.90 - $10.39	1,495,750	4.98 years	$9.57	602,125	4.27 years	$9.73

Management Profits Interest Plan

On January 1, 2015, J. Alexander’s Holdings, LLC adopted its 2015 Management Incentive Plan and granted equity incentive awards to certain members of its management in the form of Class B Units. The Class B Units are profits interests in J. Alexander’s Holdings, LLC. Class B Units in the amount of 1,770,000 were reserved for issuance under the plan and a total of 885,000 Class B Units were granted on January 1, 2015. Each Class B Unit represents a non-voting equity interest in J. Alexander’s Holdings, LLC that entitles the holder to a percentage of the profits and appreciation in the equity value of J. Alexander’s Holdings, LLC arising after the date of grant and after such time as an applicable hurdle amount is met. The hurdle amount for the Class B Units issued to our management in January 2015 was set at $180,000, which at such time was a reasonable premium to the estimated liquidation value of the equity of J. Alexander’s Holdings, LLC. The Class B Units issued to management vested with respect to 50% of the grant units on the second anniversary of the date of grant and with respect to the remaining 50% on the third anniversary of the date of grant and required a six-month holding period post vesting.

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

The Class B Units issued to the Company’s management have been classified as equity awards and share-based compensation expense is based on the grant date fair value of the awards. At December 30, 2018, the applicable hurdle rate for these Class B Units was not met.

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

As a result of the reorganization transactions on September 28, 2015 and as evidenced in the executed Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, entered into in connection with the reorganization transactions, the members’ equity of J. Alexander’s Holdings, LLC was recapitalized such that the total outstanding Class B Units granted to management as discussed above was reduced on a pro rata basis from 885,000 to 833,346 which is also the number of Class B Units outstanding as of December 30, 2018, and resulted in an adjusted grant date fair value relative to these units of $1.87.

The following table summarizes the Management Incentive Plan activity:

	Number of	Weighted Average
	Units	Fair Value
Non-vested management profits interest awards at December 31, 2017	416,673	$1.87
Granted	-	-
Vested	(416,673)	1.87
Forfeited	-	-
Non-vested management profits interest awards at December 30, 2018	-	$-

As these awards contain only service conditions for vesting purposes and have a graded vesting schedule, the Company has elected to recognize the expense over the requisite service period for the entire award. Management profits interest expense totaling $0, $518 and $517 was recognized for fiscal years 2018, 2017 and 2016, respectively, which is included in the “General and administrative expense” line item on the Consolidated Statements of Income and Comprehensive Income. As of December 30, 2018, the Company had $0 of unrecognized compensation cost related to these awards as the remaining unvested units fully vested on January 1, 2018. The total grant date fair value of units vested during fiscal years 2018, 2017 and 2016 was $779, $0 and $779, respectively.  There was no redemption value of the outstanding management profits interest awards as of December 30, 2018 as the fair value was less than the hurdle rate.

Black Knight Advisory Services Profits Interest Plan

On September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provided corporate and strategic advisory services to J. Alexander’s Holdings, LLC. Pursuant to the terms of the Management Consulting Agreement between Black Knight and J. Alexander’s Holdings, LLC, a significant portion of the compensation to Black Knight for services rendered under the agreement was to be in the form of a profits interest grant, the terms of which are outlined in the Management Company Grant Agreement.

On October 6, 2015, J. Alexander’s Holdings, LLC granted 1,500,024 Class B Units representing profits interests to Black Knight.  The hurdle rate stated in the agreement of $151,052 was determined based on the number of shares of the Company’s common stock issued multiplied by $10.07, which was the volume weighted average closing price of the common stock over the five days following the reorganization transaction discussed in Note 1 above.  The awards vested at a rate of one-third of the Class B Units on each of the first, second and third anniversaries of the grant date and required a six-month holding period post vesting.  The Class B Units contained exchange rights which allowed for them to be converted once vested into shares of the Company’s common stock based upon the value of the Class B Units at the date of the conversion election.  The value was determined in reference to the market capitalization of the Company, with certain adjustments made for assets or liabilities contained at the Company’s level which are not also assets and liabilities of J. Alexander’s Holdings, LLC.  These awards could not be settled with a cash payment.

As discussed above in Note 1, on November 30, 2018, the Company terminated the Management Consulting Agreement.  Under the terms of the Management Consulting Agreement, Black Knight had 90 days from November 30, 2018 to exercise its right to convert the value of the fully-vested Class B Units above the applicable hurdle rate to the Company’s common stock.  As discussed in Note 21, since Black Knight did not exercise its conversion rights within the 90-day period, the Class B Units were cancelled and forfeited for no consideration in fiscal year 2019.

The Class B Units issued to Black Knight were classified as equity awards.  Because the hurdle amount for these awards had been met as of January 1, 2017, the awards had intrinsic value of $1,020.  The hurdle rate had not been met as of December 30, 2018 or December 31, 2017, and, therefore, the intrinsic value as of these dates was $0.

The Company used the Black-Scholes-Merton pricing model to estimate the fair value of Black Knight profits interest awards.  Since the Class B Units became fully vested on October 6, 2018, the Company obtained a final valuation of the grant as of this date which included the following assumptions:

Member equity price per unit	$11.47
Class B hurdle price	$10.07
Dividend yield	0%
Volatility factor	36%
Risk-free interest rate	3.03%
Time to liquidity (in years)	3.8
Estimated fair value	$4.19

The member equity price per unit represented the share price of the Company on the valuation date.  The Class B hurdle price represented the market value of J. Alexander’s Holdings, LLC on the grant date. The expected term of the Black Knight profits interest awards granted during the period presented was determined based on the mid-point between the full remaining economic term of the Management Consulting Agreement and the full vesting term of three years plus the six-month holding period. The risk-free rate was based on the U.S. Treasury bond rates in effect at the valuation date given the expected time to liquidity.  A rate for expected volatility was based on a historical volatility analysis using daily stock price information for select comparable public companies based on the relative expected holding period of the Units. The dividend yield was set at zero as the underlying security does not pay a dividend.

The following table summarizes the Black Knight profits interest plan activity:

	Number of	Weighted Average
	Units	Fair Value
Non-vested Black Knight profits interest awards at December 31, 2017	500,008	$3.25
Granted	-	-
Vested	(500,008)	4.19
Forfeited	-	-
Non-vested Black Knight profits interest awards at December 30, 2018	-	$-

These awards constitute nonemployee awards.  Therefore, the Company remeasured the fair value of the awards at each reporting date through October 6, 2018 using the valuation model applied in previous periods.  The portion of services rendered to each reporting date was applied to the current measure of fair value to determine the expense for the relevant period.  Because these awards have a graded vesting schedule, the Company elected to recognize the compensation cost on a straight-line basis over the three-year requisite service period for the entire award.  Black Knight profits interest expense totaling $2,644, $942 and $2,039 was recognized for fiscal years 2018, 2017 and 2016, respectively, which is included in the “General and administrative expense” line item on the Consolidated Statements of Income and Comprehensive Income.  The total weighted average fair value of units vested during fiscal years 2018, 2017 and 2016 was $2,095, $1,625 and $2,170, respectively.

Note 16 – Other Employee Benefits

A subsidiary of the Company maintains a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code (the “Plan”) for the benefit of its employees and their beneficiaries. Under the Plan, qualifying employees can defer a portion of their income on a pretax basis through contributions to the Plan, subject to an annual statutory limit. All employees with at least 1,000 hours of service during the 12‑month period subsequent to their hire date, or any calendar year thereafter, and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary, the Company makes a minimum 25% matching contribution to the Plan. Matching contributions vest according to a vesting schedule defined in the plan document. Expense for matching contributions totaled $122, $130 and $115 for fiscal years 2018, 2017 and 2016, respectively.

A subsidiary of the Company also has a nonqualified deferred compensation plan under which executive officers and certain senior managers may defer receipt of their compensation, including up to 25% of applicable salaries and bonuses, and be credited with matching contributions under the same matching formula and limitations as the Savings Incentive and Salary Deferral Plan. Amounts that are deferred under this plan, and any matching contributions, are increased by earnings and decreased by losses based on the performance of one or more investment measurement funds elected by the participants from a group of funds, which the plan administrator has determined to make available for this purpose. Participant account balances totaled $787 and $668 at December 30, 2018 and December 31, 2017, respectively.

A subsidiary of the Company has Salary Continuation Agreements, which provide retirement and death benefits to certain executive officers and certain other members of management. The recorded liability associated with these agreements totaled $5,464 and $5,782 at December 30, 2018 and December 31, 2017, respectively. The expense (income) recognized under these agreements was $(206), $336 and $175 for fiscal years 2018, 2017 and 2016, respectively.

Due to the Distribution discussed in Note 1 above, FNF no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the Distribution triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of the Company, to establish and fund the Trust (as defined in Note 2 above) under the Amended and Restated Salary Continuation Agreements with each of the named executive officers and one former executive officer.  On October 19, 2015, the Trust was funded with a total of $4,304, which consisted of $2,415 in cash and $1,889 in aggregate cash surrender value of whole life insurance policies. These assets are classified as noncurrent within the Company’s Consolidated Financial Statements.  J. Alexander’s, LLC made additional contributions of $95 and $63 to the Trust in fiscal years 2018 and 2017, respectively, and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the agreements. The Trust is subject to creditor claims in the event of insolvency, but the assets held in the Trust are not available for general corporate purposes. The Trust investments consisted of cash and cash equivalents, U.S government agency obligations and corporate bonds.  The aforementioned securities are designated as trading securities and carried at fair value. Refer to Note 4 – Fair Value Measurements for additional discussion regarding fair value considerations.  As of December 30, 2018, the Trust balance was $4,658 consisting of $2,193 in aggregate cash surrender value of whole life insurance policies and $2,465 in Trust investments. The Company records changes in the fair value of assets held in the Trust in the “Other, net” line item on the Consolidated Statements of Income and Comprehensive Income.

Note 17 – Stockholders’ Equity

As a result of the Distribution and reorganization changes discussed in Note 1 above, the Company is an independent public company, and its common stock is listed under the symbol “JAX” on The NYSE, effective September 29, 2015. The Company also now owns, directly or indirectly, all of the outstanding Class A Units and is the sole managing member of J. Alexander’s Holdings, LLC. The Company is authorized to issue 40,000,000 shares of capital stock, consisting of 30,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 30, 2018 and December 31, 2017, a total of 14,695,176 shares of the Company’s common stock were outstanding, respectively. No shares of preferred stock were outstanding during either of the periods presented.

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

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these five leases at December 30, 2018 was approximately $311. In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease. The total estimated amount of lease payments remaining on this lease at December 30, 2018 was approximately $437. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these two leases as of December 30, 2018 was approximately $75. There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company or its predecessor. Management believes any significant loss is remote.

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

Management does not believe that any of the legal proceedings pending against it as of the date of this report will have a material adverse effect on its liquidity, results of operations or financial condition. The Company may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal year, which may adversely affect its results of operations, or on occasion, receive settlements that favorably affect its results of operations.

Note 19 – Related-Party Transactions

As discussed in Note 1 above, on September 28, 2015, immediately prior to the Distribution, J. Alexander’s Holdings, LLC entered into a Management Consulting Agreement with Black Knight, pursuant to which Black Knight provided corporate and strategic advisory services to J. Alexander’s Holdings, LLC. The principal member of Black Knight was William P. Foley, II, Chairman of the board and Chief Executive Officer of Cannae and non-Executive Chairman of the board of FNF. The other members of Black Knight consisted of Lonnie J. Stout II, our President, Chief Executive Officer and one of our directors, and other officers of Cannae and FNF.  On November 30, 2018, the Company terminated the Management Consulting Agreement by entering into the Termination Agreement.  The details pertaining to the termination of this agreement are discussed below.

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued Black Knight non-voting Class B Units and was required to pay Black Knight an annual fee equal to 3% of the Company’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC also reimbursed Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the Management Consulting Agreement, “Adjusted EBITDA” meant the Company’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.  As a result of the Termination Agreement, the Company will pay to Black Knight the pro-rata portion of its consulting fees earned during 2018 through the Termination Date no later than 10 business days following the completion of the audit for the Company’s 2018 fiscal year.  Such amount is expected to be approximately $705.

During fiscal years 2018, 2017 and 2016, management fees and reimbursable out-of-pocket costs of $703, $809 and 700, respectively, were incurred relative to the Black Knight Management Consulting Agreement. Such costs are presented as a component of “General and administrative expenses” on the Consolidated Statements of Income and Comprehensive Income.

The Management Consulting Agreement was to continue in effect for an initial term of seven years and be renewed for successive one-year periods thereafter unless earlier terminated (i) by J. Alexander’s Holdings, LLC upon at least six months’ prior notice to Black Knight or (ii) by Black Knight upon 30 days’ prior notice to us. Under the terms of the Management Consulting Agreement, in the event that it was terminated by J. Alexander’s Holdings, LLC prior to the tenth anniversary thereof, J. Alexander’s Holdings, LLC would be obligated to pay to Black Knight an early termination payment equal to the product of (i) the annual base fee for the most recent fiscal year and (ii) the difference between 10 and the number of years that elapsed under the Management Consulting Agreement, provided that in the event of such a termination following a change of control event, the multiple of the annual base fee to be paid would not exceed three.  The early termination of the agreement by J. Alexander’s Holdings, LLC required the cash payment of $4,560 to Black Knight, which, per the Termination Agreement, was to be paid on January 31, 2019.  As discussed in Note 21, the Company made this payment in accordance with the Termination Agreement through the use of cash on hand.

As discussed in Note 15 above, a grant of 1,500,024 Class B Units in J. Alexander’s Holdings, LLC was made to Black Knight on October 6, 2015 in accordance with the terms of the Management Consulting Agreement (the “Black Knight Grant”). The Black

Knight Grant had a hurdle rate of approximately $151,052, which was calculated as the product of the number of shares of the Company’s common stock issued and outstanding and $10.07, which represents the volume weighted average of the closing price of the Company’s common stock over the five trading days following the distribution date of September 28, 2015. The Class B Units granted to Black Knight vested in equal installments on the first, second, and third anniversaries of the grant date. The Black Knight Grant has been measured at fair value at each reporting date through the date of vesting, and was recognized as a component of continuing income in the Consolidated Financial Statements of the Company. The Company obtained the final valuation of the Black Knight Grant as of the final date of vesting, or October 6, 2018, and the final value was determined to be $6,287. Under the terms of the Termination Agreement, Black Knight had 90 days from November 30, 2018 to exchange its Class B Units to exercise its right to convert the value of such units above the applicable hurdle rate to the Company’s common stock.  As discussed in Note 21, since Black Knight did not exercise its conversion rights within the 90-day period, the Class B Units were cancelled and forfeited for no consideration.

Note 20 –Non-controlling Interest

As discussed in Note 15 above, on January 1, 2015, J. Alexander’s Holdings, LLC adopted its 2015 Management Incentive Plan and granted equity incentive awards to certain members of management in the form of Class B Units. The Class B Units are profits interests in J. Alexander’s Holdings, LLC. Additionally, on October 6, 2015, J. Alexander’s Holdings, LLC granted Class B Units representing profits interests to Black Knight. The aforementioned awards allow for the distribution of earnings in J. Alexander’s Holdings, LLC in the event that the hurdle amounts and vesting requirements of each respective grant are met and, as such, represent non-controlling interests in J. Alexander’s Holdings, LLC. The Hypothetical Liquidation of Book Value method was used as of December 30, 2018, December 31, 2017 and January 1, 2017 to determine allocations of non-controlling interests consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net income was made to non-controlling interests for fiscal years 2018, 2017 or 2016, respectively. However, a non-controlling interest balance has been presented on the Consolidated Balance Sheets and Statements of Stockholders’ Equity in the amount of $7,844 and $5,200 as of December 30, 2018 and December 31, 2017, respectively, which represents profits interest compensation expense recorded by the Company. Such compensation costs have been reflected in the “General and administrative expenses” line item of the Consolidated Statements of Income and Comprehensive Income for fiscal years 2018, 2017 and 2016.

Note 21 – Subsequent Events

As mentioned in the relevant notes above, on November 30, 2018, Black Knight and J. Alexander’s Holdings, LLC entered into the Termination Agreement relating to the Management Consulting Agreement, dated September 28, 2015. Pursuant to the Termination Agreement, the parties thereto agreed that the Management Consulting Agreement would be terminated in exchange for a termination fee of $4,560 (the “Termination Fee”) to be paid to Black Knight on January 31, 2019. The Termination Fee was paid on such date with cash on hand. Additionally, as required by the Management Consulting Agreement and discussed in Note 19, the Company will pay to Black Knight a prorated portion of the management fee due for the Company’s 2018 fiscal year no later than 10 business days following the completion of the audit for the Company’s 2018 fiscal year.  Such amount is expected to be approximately $705. Upon termination of the Management Consulting Agreement, Black Knight had to exchange the outstanding 1,500,024 profits interest units held by Black Knight for common stock of the Company within 90 days following the effective date of the Termination Agreement or such profits interest units would be immediately and automatically cancelled and forfeited for no consideration. As of February 28, 2019, the hurdle rate for the Black Knight profit interest units had not been met. Therefore, the profits interest units were not exercised, and were cancelled and forfeited for no consideration.

Note 22 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 30, 2018 and December 31, 2017 (in thousands, except per share amounts):

	2018 Quarter ended
	April 1	July 1	September 30	December 30
Net sales	$61,909	$60,420	$56,730	$63,205
Operating income (loss)	2,058	2,334	(542)	(361)
Income (loss) from continuing operations
before income taxes	1,842	2,203	(713)	(470)
Net income (loss)	1,593	2,105	(633)	934
Basic earnings (loss) per share
Income (loss) from continuing operations,
net of tax	$0.12	$0.15	$(0.04)	$0.07
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings (loss) per share	$0.11	$0.14	$(0.04)	$0.06
Diluted earnings (loss) per share
Income (loss) from continuing operations,
net of tax	$0.11	$0.15	$(0.04)	$0.07
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings (loss) per share	$0.11	$0.14	$(0.04)	$0.06

	2017 Quarter ended
	April 2	July 2	October 1	December 31
Net sales	$59,822	$58,216	$53,879	$61,338
Operating income (loss)	3,794	215	(1,392)	4,507
Income (loss) from continuing operations
before income taxes	3,641	42	(1,597)	4,340
Net income (loss)	2,684	186	(876)	5,340
Basic earnings (loss) per share
Income (loss) from continuing operations,
net of tax	$0.19	$0.02	$(0.05)	$0.37
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings (loss) per share	$0.18	$0.01	$(0.06)	$0.36
Diluted earnings (loss) per share
Income (loss) from continuing operations,
net of tax	$0.19	$0.02	$(0.05)	$0.37
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings (loss) per share	$0.18	$0.01	$(0.06)	$0.36

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item with respect to directors of the Company will appear in, and is incorporated herein by reference to, our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 30, 2018.

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

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 30, 2018.

Item 14. Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 30, 2018.

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

2.1

Separation and Distribution Agreement by and between Fidelity National Financial, Inc. and J. Alexander’s Holdings, Inc., dated September 16, 2015 (Exhibit 10.1 of Current Report on Form 8-K filed September 17, 2015 (File No. 1-37473), is incorporated herein by reference).

2.2

Agreement and Plan of Merger, dated August 3, 2017, by and among J. Alexander's Holdings, Inc., J. Alexander’s Holdings, LLC, Nitro Merger Sub, Inc., Fidelity National Financial Ventures, LLC, Fidelity Newport Holdings, LLC and 99 Restaurants, LLC (terminated effective February 1, 2018) (Exhibit 2.1 of Current Report on Form 8-K filed August 7, 2017 (File No. 1-37473), is incorporated herein by reference).

2.3

Amendment No. 1 to Agreement and Plan of Merger, by and among J. Alexander’s Holdings, Inc., J. Alexander’s Holdings, LLC, Nitro Merger Sub, Inc., Cannae Holdings, LLC, formerly known as Fidelity National Financial Ventures, LLC, Fidelity Newport Holdings, LLC and 99 Restaurants, LLC, dated as of January 30, 2018 (terminated effective February 1, 2018) (Exhibit 2.1 of Current Report on Form 8-K filed January 30, 2018 (File No. 1-37473), is incorporated herein by reference).

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

10.2

Termination Agreement, by and between J. Alexander’s Holdings, LLC and Black Knight Advisory Services, LLC, dated November 30, 2018 (Exhibit 10.1 of Current Report on Form 8-K filed November 30, 2018 (File No. 1-37473), is incorporated herein by reference).

10.3	Management Company Unit Grant Agreement, dated October 6, 2015 (Exhibit 10.2 of Quarterly Report on Form 10-Q filed November 9, 2015 (File No. 1-37473), is incorporated herein by reference).*

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

10.6	Modification Agreement, dated January 2, 2019, by and between J. Alexander’s, LLC and Pinnacle Bank.

10.7	J. Alexander’s Holdings, LLC 2015 Management Incentive Plan (Exhibit 10.7 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.8	J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan (Exhibit 10.1 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

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
10.22

Letter Agreement, dated July 30, 2012, by and among J. Alexander’s Corporation, Fidelity National Financial, Inc., Fidelity Newport Holdings, LLC, American Blue Ribbon Holdings, Inc. and Mark A. Parkey (Exhibit 10.21 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.23

Letter Agreement, dated July 1, 2014, by and among J. Alexander’s, LLC and Mark A. Parkey (Exhibit 10.22 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.24

Employment Agreement dated March 14, 2018 by and among J. Alexander’s Holdings, Inc. and Jessica Hagler Root (Exhibit 10.23 of Annual Report on Form 10-K filed March 15, 2018 (File No. 1-37473), is incorporated herein by reference).*

10.25

Employment Agreement dated March 14, 2018 by and among J. Alexander’s Holdings, Inc. and Jason S. Parks (Exhibit 10.24 of Annual Report on Form 10-K filed March 15, 2018 (File No. 1-37473), is incorporated herein by reference).*

10.26	Form of J. Alexander’s Holdings, LLC Unit Grant Agreement (Exhibit 10.8 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

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

10.37

Officer Indemnification Agreement dated March 14, 2018 by and between J. Alexander’s Holdings, Inc. and Jason S. Parks (Exhibit 10.36 of Annual Report on Form 10-K filed March 15, 2018 (File No. 1-37473), is incorporated herein by reference).

10.38	J. Alexander’s Holdings, Inc. 2019 Summary of Director and Executive Officer Compensation*

Reference Number per Item 601 of Regulation S-K	Description
10.39

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

101

XBRL (Extensible Business Reporting Language) The following materials from the Annual Report on Form 10-K for the year ended December 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

*Denotes executive compensation plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: March 14, 2019	By:	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Lonnie J. Stout II	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019
Lonnie J. Stout II

/s/ Mark A. Parkey	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2019
Mark A. Parkey

/s/ Jessica L. Hagler	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2019
Jessica L. Hagler

/s/ Douglas K. Ammerman	Director	March 14, 2019
Douglas K. Ammerman

/s/ Timothy T. Janszen	Director	March 14, 2019
Timothy T. Janszen

/s/ Ronald B. Maggard, Sr.	Director	March 14, 2019
Ronald B. Maggard, Sr.

/s/ Frank R. Martire	Director and Chairman	March 14, 2019
Frank R. Martire

/s/ Raymond R. Quirk	Director	March 14, 2019
Raymond R. Quirk