Form 10-K/A
period 2018-12-30
J. Alexander's Holdings, Inc.
filed 2019-04-29
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of July 1, 2018, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates was approximately $142,142,363.  For the purpose of this calculation, shares held by affiliates include those shares held by officers and directors of J. Alexander’s Holdings, Inc. as well as controlled companies of such directors.

The number of shares of the Company’s common stock, $0.001 par value, outstanding at April 26, 2019 was 14,695,176.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

J. Alexander’s Holdings, Inc. (also referred to herein as the “Company”, “we”, “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (the “Original Form 10-K”), with the United States Securities and Exchange Commission (the “Commission”) on March 14, 2019. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders, because the Company’s definitive proxy statement will not be filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 30, 2018. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.   Additionally, this Form 10-K/A hereby amends and restates the cover page of the Original Form 10-K to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the financial statements previously filed with the Original Form 10-K. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Commission. Terms used but not defined herein are as defined in our Original Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

The Company cautions that certain information contained or incorporated by reference in this report and our other filings with the Commission, in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial conditions, results of operations, plans, objectives, future performance and business.  Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions or strategies and regarding the future.  We disclaim any intent or obligation to update these forward-looking statements.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Douglas K. Ammerman

Mr. Ammerman, 67, has served as a director of the Company since September 2015.  Mr. Ammerman has also served as a director of Fidelity National Financial, Inc. (“FNF”), a provider of commercial and residential mortgage and diversified services, since July 2005. Mr. Ammerman is a retired partner of KPMG, where he became a partner in 1984. Mr. Ammerman formally retired from KPMG in 2002. He currently serves as a director of FNF, William Lyon Homes, Inc. and Stantec Inc. Within the past five years, Mr. Ammerman also has served as a director of Remy International and El Pollo Loco, Inc. As a member of our Board, Mr. Ammerman contributes his significant financial and accounting background and expertise, including his 18 years as a partner with KPMG and his experience as a director on the boards of directors of other companies.

Timothy T. Janszen

Mr. Janszen, 55, has served as a director of the Company since September 2015, and prior to that time he served on the board of managers of our subsidiaries, J. Alexander’s Holdings, LLC (the “Operating LLC”) and J. Alexander’s, LLC, from February 2013 and January 2013, respectively, until September 2015. Mr. Janszen has been the Chief Executive Officer of Newport Global Advisors, L.P. (“Newport”), an investment management firm, since September 2005. He also serves as Principal Executive Officer and Operating Manager of NGA Holdco, LLC, which holds equity in entities related to the gaming industry. Prior to joining Newport, Mr. Janszen held a number of positions, including Managing Director, at AIG Global Investment Group, an investment management firm, which he joined in 2001. As a member of our Board, Mr. Janszen contributes strategic, financial and capital markets expertise and management experience through his career with investment advisory firms and service on the board of directors of several private companies in the restaurant and hospitality industry, including Fidelity Newport Holdings, LLC (“FNH”), in which Newport is a minority owner.

Ronald B. Maggard, Sr.

Mr. Maggard, 69, has served as a director of the Company since September 2015. Mr. Maggard co-founded Maggard Enterprises, Inc., a former franchisee of Long John Silver’s and A&W restaurants, in 1970 and has been its Chairman of the Board and President since 1972. He was a franchisee of quick-service restaurants for over 30 years. Mr. Maggard served as a director of Santa Barbara Restaurant Group and former Chairman of Checkers Drive-In Restaurants, Inc., until 2002 and a former director of Carl Karcher Enterprises from 2003 to 2004. He served as a director of FNH until August 2017. As a member of our Board, Mr. Maggard contributes his extensive experience in restaurant operations.

Frank R. Martire

Mr. Martire, 71, has served as a director and Chairman of the Board of the Company since September 2015. Effective May 1, 2019, Mr. Martire’s position will change to Lead Independent Director upon Mr. Stout’s transition to Executive Chairman of the Board. Mr. Martire also presently serves as Executive Chairman of NCR Corporation, a leading software and service-led enterprise provider in the financial, retail, hospitality and telecommunications and technology industries, and he has held this position since May 2018. From 2017 until May of 2018, Mr. Martire served as Non-Executive Chairman of Fidelity National Information Services, Inc. (“FIS”), an international provider of financial technology and outsourcing services. From 2015 to 2017 Mr. Martire served as Executive Chairman of FIS, and he has held management positions within FIS since 2009 when FIS acquired Metavante Technologies, Inc., a provider of financial technology services and software, regulatory advice and consulting, where he had served as Chairman of the Board and CEO from March 2003 to October 2009. Mr. Martire also serves on the board of directors of Cannae Holdings, Inc. (“Cannae”), following the completion of the split-off of Cannae from FNF in November 2017. Mr. Martire is also a former director of FNH until August 2017. Mr. Martire’s qualifications to serve on our Board include his leadership roles in business management, strategy and innovation, and his strong track record of building and maintaining shareholder value and successfully negotiating and implementing mergers and acquisitions.

Raymond R. Quirk

Mr. Quirk, 72, has served as a director of the Company since September 2015. Mr. Quirk also presently serves as the Chief Executive Officer of FNF since December 2013 and as a director of FNF since February 2017. Previously, Mr. Quirk served as President of FNF beginning in April 2008. Mr. Quirk served as Co-President of FNF from May 2007 until April 2008, and as Co-Chief Operating Officer of FNF from October 2006 until May 2007. Since joining FNF in 1985, Mr. Quirk has served in numerous executive and management positions, including Executive Vice President, Co-Chief Operating Officer and Division Manager and Regional Manager, with responsibilities for managing direct and agency operations nationally. As a member of our Board, Mr. Quirk contributes his significant expertise in executive management oversight related to a broad range of key responsibilities.

Lonnie J. Stout II

Mr. Stout, 72, has been a director and President and Chief Executive Officer of the Company since its formation in September 2015. Effective May 1, 2019, Mr. Stout’s position will change to Executive Chairman of the Board. Prior to September 2015, he was a director/manager (as applicable), President and Chief Executive Officer of J. Alexander’s Corporation (“JAC”),  the Operating LLC and J. Alexander’s, LLC (the successor entity to JAC), positions he has held since May 1986. Mr. Stout joined JAC in 1979 and held various leadership roles, including Executive Vice President and Chief Financial Officer of JAC from October 1981 to May 1984, a member of the board of directors of JAC from 1982 until October 2012 and as Chairman from July 1990 until October 2012. From November 2016 to October 2017, Mr. Stout served as Executive Vice Chairman of FNH, the owner and operator of O’Charley’s, 99 Restaurants and other restaurant concepts. Mr. Stout has over 35 years of experience in the hospitality, food services and restaurant business. His industry knowledge and experience make him a vital component to our Board.

Executive Officers

Information concerning the Company’s executive officers appears under Part I, Item I of the Original Form 10-K under the caption “Executive Officers.”

There are no family relationships among any of our directors or executive officers.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Commission and the New York Stock Exchange (the “NYSE”). Executive officers, directors and greater than 10% shareholders are required by regulation of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the Forms 3, 4 and 5 and amendments thereto and certain written representations furnished to the Company, the Company believes that during the fiscal year ended December 30, 2018, its executive officers and directors and persons who own more than 10% of the Company’s outstanding equity securities complied with all applicable filing requirements.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics applicable to the members of the Board and the Company’s officers, including its Chief Executive Officer, Chief Financial Officer and the Company’s principal accounting officer. The Company’s Code of Business Conduct and Ethics is posted on its website at investor.jalexandersholdings.com, under the corporate governance section, or a copy can be requested by writing to the following address: J. Alexander’s Holdings, Inc., 3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, Tennessee 37202. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics on its website.

Nominating Procedures

No changes have been made to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee. The members of the Audit Committee are Douglas K. Ammerman (Chair), Timothy T. Janszen and Frank R. Martire. Each of the members of the audit committee has been determined by the board of directors to be independent as defined by NYSE independence standards. In addition, our board of directors has determined that Mr. Ammerman is an audit committee financial expert as defined by the rules of the Commission and the NYSE.

Item 11. Executive Compensation

Executive Compensation

As a smaller reporting company, as defined by Item 10(f) of Regulation S-K, the Company has elected to furnish the scaled compensation-related disclosure, as permitted by the Commission, rather than a more detailed Compensation Discussion and Analysis and related disclosures made by other reporting companies.

Summary Compensation Table

The following table sets forth certain summary information for the year indicated with respect to the compensation awarded to, earned by, or paid to the named executive officers for fiscal years 2018 and 2017 for their service as employees and officers of us and our subsidiaries.

				Non-Equity
			Option	Incentive Plan	All Other
	Fiscal	Salary	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)(5)		($)
Lonnie J. Stout II	2018	592,949	427,500	394,421	46,020	(6)	1,460,890
President and Chief Executive Officer	2017	550,000	—	420,267	73,880	(6)	1,044,147
Mark A. Parkey	2018	255,393	205,200	84,942	45,844		591,379
Executive Vice President and Chief Financial Officer	2017	241,833	—	92,395	148,847		483,075
J. Michael Moore	2018	255,393	205,200	84,942	48,471		594,006
Executive Vice President and Chief Operating Officer	2017	241,833	—	92,395	127,602		461,830

(1)

Amounts shown are not reduced to reflect the named executive officers’ contributions to the Company’s 401(k) and deferred compensation plans. Amounts shown are amounts actually earned by the named executive officer during the year.

(2)

Represents the aggregate grant date fair value of the J. Alexander’s Holdings, Inc. stock option awards granted to the named executive officers determined in accordance with ASC Topic 718 “Compensation – Stock Compensation”. For additional information on the assumptions made in the valuation for the awards reflected in this column, please see Note 15 to the Consolidated Financial Statements contained in the Company’s Original Form 10-K.

(3)	Represents cash bonus payments made pursuant to the Company’s 2015 Equity Incentive Plan (the “Plan”).
(4)

Amounts shown reflect the value to each of the named executive officers of: the expense recognized by the Company relating to the vested benefit under their Amended and Restated Salary Continuation Agreements, as applicable, contributions allocated by the Company pursuant to the Company’s 401(k) and deferred compensation plans, an auto allowance, reimbursements for certain auto-related expenses, the Company’s reimbursement of employee medical insurance contributions, premiums paid for a supplemental medical reimbursement insurance plan, payments of supplemental disability insurance premiums, tax preparation and planning services and certain other modest benefits.

(5)

The following table details for each named executive officer the expense recognized by the Company relating to the named executive officer’s vested Amended and Restated Salary Continuation Agreement benefits. No amounts were actually paid to the employee.

	Non-Cash Expense Recognized Relating to
	the Vested Benefit Under the Amended
	and Restated Salary Continuation Agreements
Name	($)
Lonnie J. Stout II	-	(2018)	(a)
	39,599	(2017)
Mark A. Parkey	-	(2018)	(a)
	108,454	(2017)
J. Michael Moore	-	(2018)	(a)
	87,067	(2017)

(a)

As a result of forecasted interest rates for the 15-year period during which Messrs. Stout, Parkey and Moore are eligible to receive their respective vested benefit, we recognized income for the 2018 fiscal year relating to our obligations with respect to these officers’ Amended and Restated Salary Continuation Agreements. Consequently, no amount of expense is reported in the “All Other Compensation” column of the Summary Compensation Table with respect to these officers’ Amended and Restated Salary Continuation Agreements for this period.

(6)

Does not include any portion of the management fee paid to Black Knight Advisory Services, LLC (the “Management Consultant” or “Black Knight”), with respect to which Mr. Stout may be an indirect beneficiary as a result of his ownership in the Management Consultant. For additional information, see “Certain Relationships and Related Party Transactions—Management Consulting Agreement with Black Knight Advisory Services, LLC.”

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Compensation Philosophy. The Company’s executive compensation program is administered by the Compensation Committee and compensates management primarily through a combination of base salary and annual cash incentives. The goal of the executive compensation program is to attract and retain talent through incentives that reward outstanding Company and individual performance and the creation of shareholder value. Base salaries are intended to provide cash compensation at a level appropriate for the named executive officers’ experience and responsibilities. The Company’s incentive compensation, which has historically taken the form of a cash incentive program, is designed to align a portion of the management incentives with the interests of our equity holders.

Base Salary. Base salaries are reviewed annually and may be adjusted in light of individual past performance, tenure, any change in the named executive officer’s position or responsibilities within our organization, or rates of inflation. The Compensation Committee reviews the base salary of the Chief Executive Officer and receives recommendations from the Chief Executive Officer regarding base salaries for the other named executive officers. Mr. Stout’s base salary was changed in February of 2018, and base salaries were adjusted for Messrs. Parkey and Moore in August of 2018 to the rates set forth in the table below.

2018 Base Salary
Named Executive Officer	($) (1)
Lonnie J. Stout II	600,000
Mark A. Parkey	260,000
J. Michael Moore	260,000

(1)	Effective May 1, 2019, the base salaries for Mssrs. Stout, Parkey and Moore will adjust to $400,000, $400,000 and $285,000, respectively.

Cash-Based Incentive Compensation. Part of our compensation philosophy is to incentivize the named executive officers using cash-based incentive compensation tied primarily to our business objectives. We approve the payment of annual cash incentive compensation, if earned, because we believe it rewards executives for achieving our shorter-term business objectives.

In fiscal year 2018, all named executive officers received a cash incentive bonus pursuant to the Plan under which they were eligible to receive a cash payment based on the achievement of certain performance targets. Performance targets are set annually by the Compensation Committee of the Board and communicated to participants. The amount of the cash payment is a percentage of the officer’s annual base salary earned by the officer during the applicable fiscal year. Each participant in the Plan is assigned an annual award target expressed as a percentage of the participant’s base salary earned during the applicable fiscal year. This annual award target is generally determined based on seniority, level of responsibility within our organization, and such person’s ability to influence profitability, meet our stated objectives of operational excellence and ensure the integrity of our financial statements and our reputation in the business community. In addition, our Compensation Committee has the discretionary authority to modify the annual award target based on its assessment of the individual participant’s performance.

The Plan is designed to provide 100% of a participant’s annual award target for achieving targeted performance, 50% of a participant’s annual award target for achieving a minimum acceptable (threshold) level of performance (typically, 90% of the targeted performance level), and up to a maximum of 200% of a participant’s annual award target for achieving maximum performance (typically, 120% of the targeted performance level). Payouts between the threshold and maximum amounts are interpolated in increments in relation to the performance level achieved. No payments will be made for performance below the threshold level.

The performance targets for fiscal year 2018 were calculated based on our achievement of designated levels of earnings before net interest expense, income taxes, depreciation, amortization, any pre-opening expenses, certain impairment charges, if applicable, along with adjustments for other items that do not reflect our performance for a given fiscal year (the “Plan Adjusted EBITDA”). The following table summarizes the potential cash incentives for each of our named executive officers based on our achievement of the threshold, target and maximum Plan Adjusted EBITDA goals for fiscal year 2018.

	Threshold Plan	Target Plan	Maximum Plan
	Adjusted	Adjusted	Adjusted
Named Executive Officer	EBITDA	EBITDA (1)	EBITDA
Lonnie J. Stout II	50% of Base Salary	100% of Base Salary	200% of Base Salary
Mark A. Parkey	25% of Base Salary	50% of Base Salary	100% of Base Salary
J. Michael Moore	25% of Base Salary	50% of Base Salary	100% of Base Salary

(1)	Effective May 1, 2019, the cash bonus targets as a percentage of base salaries for Mssrs. Stout, Parkey and Moore will be 100%, 100% and 50%, respectively.

As a result of our achievement of Plan Adjusted EBITDA between the threshold and target goals, each named executive officer received an award equal to approximately 66.5% of their targeted award level for fiscal year 2018, using the interpolation method described above. Consequently, Mr. Stout received a cash award pursuant to the Plan equal to 66.5% of his base salary earned in fiscal year 2018, and Messrs. Parkey and Moore each received a cash award pursuant to the Plan equal to 33.3% of their respective base salaries earned in fiscal year 2018.

Cash Bonuses. On occasion, we may award discretionary cash bonus payments to the named executive officers to reward superior individual performance during a fiscal year. No discretionary cash bonus payments were made during fiscal year 2018.

Profits Interest Incentive Awards. On January 1, 2015, the Operating LLC adopted a Management Incentive Plan and issued Class B Units of the Operating LLC’s equity incentive awards (the “Class B Units”) to certain members of our management team, including our named executive officers, and other key employees. Each Class B Unit represents a non-voting equity interest in the Operating LLC that entitles the holder to a percentage of the profits and appreciation in the equity value of the Operating LLC arising after the date of grant and after such time as an applicable hurdle amount is met. The hurdle amount for the Class B Units issued to our management in January 2015 was set at $180 million, which at such time was a reasonable premium to the estimated liquidation value of the equity of the Operating LLC. The Class B Units issued to management vested with respect to 50% of the granted Class B Units on the second anniversary of the date of grant and with respect to the remaining 50% on the third anniversary of the date of grant and required a six-month holding period post-vesting.

Mr. Stout received 442,500 Class B Units, and Messrs. Parkey and Moore each received 132,750 Class B Units on January 1, 2015. In the third quarter of fiscal year 2015, the Board of Directors of FNF approved the legal and structural separation of the Company from FNF, pursuant to which the Company became an independent, publicly-traded company (the “Spinoff”).  For additional information, see “Separation of the Company from Fidelity National Financial, Inc.” In conjunction with the Spinoff, the Operating LLC was recapitalized, and the Class B Units were adjusted on a pro-rata basis to 416,673 for Mr. Stout and 125,002 for each of Messrs. Parkey and Moore. These have a grant date fair value of $778,800 for Mr. Stout and $233,640 for each of Messrs. Parkey and Moore.

Vested Class B Units may be exchanged for, at the option of the Operating LLC, either (i) cash in an amount equal to the amount that would be distributed to the holder of those Class B Units by the Operating LLC upon a liquidation of the Operating LLC assuming the aggregate amount to be distributed to all members of the Operating LLC was equal to the implied valuation of the Company based upon its market capitalization on the date of exchange, (net of any assets and liabilities of the Company that are not assets or liabilities of the Operating LLC) or (ii) shares of our Common Stock with a fair market value equal to the cash payment under (i) above.

The Class B Units issued to our management have been classified as equity awards, and compensation expense based on the grant date fair value has been recognized over the applicable vesting period of the grant in our Consolidated Financial Statements. No additional Class B Units have been issued to any named executive officer since January 1, 2015.

Equity-Based Incentive Compensation. The Company awards non-qualified or incentive stock options to its executive officers under shareholder-approved plans on a periodic basis. The Compensation Committee has indicated that it awards stock options because it believes that stock options closely align employees’ interests with those of other shareholders because when the price of the Company’s stock increases from the price on the date of grant, the employee realizes value commensurate with increases to shareholder value generally.

The Plan provides for the grant of non-statutory or incentive stock options, restricted stock, restricted stock units, and other stock-based awards to the Company’s employees, officers, directors or consultants. 1,500,000 shares are reserved for issuance under the Plan. The Compensation Committee administers the Plan, selects the individuals to whom options will be granted, determines the number of options to be granted, and the term and exercise price of each option. The number of options granted is based on the Compensation Committee’s conclusions on the sufficiency of the Company’s cash compensation and other benefits available to officers. Because the Compensation Committee has indicated that it believes a larger portion of more senior executives’ compensation should be tied to the Company’s performance, a larger number of options are granted to the more senior executive officers, decreasing incrementally based on position. Stock options granted pursuant to the terms of the Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the options granted under the Plan cannot be greater than 10 years.

In February 2018, the Company made grants of 125,000 stock options to Mr. Stout, and grants of 60,000 stock options to each of Messrs. Parkey and Moore, respectively, all at an exercise price of $9.55 (the market price of the Company’s stock on the date of the grant). All of the options granted to the named executive officers in fiscal year 2018 vest ratably over four years and have a seven-year term.

Employment Agreements. On December 26, 2008, JAC entered into employment agreements with Messrs. Stout, Parkey and Moore, which were each subsequently amended on July 30, 2012. Mr. Parkey’s employment agreement was amended again on July 1, 2014. The agreements provide that each of the named executive officers will continue to serve in their current offices and such other office or offices to which he may be appointed or elected by the Board of Directors of JAC for the term of the agreement. Following the initial three-year term, each agreement has been subject to successive one-year automatic renewals unless either party gives written notice to the other party not less than 90 days prior to the end of the then-current term that it is electing not to extend the agreement. Each agreement provides for the named executive officer to continue to receive his current annual base salary as well as customary benefits, including remuneration pursuant to the Company’s cash compensation incentive plans (assuming applicable performance targets are met) or any long-term incentive award plans offered generally to executives of the Company and health insurance. Pursuant to the terms of each agreement, JAC also agreed to reimburse the named executive officer for all reasonable business expenses incurred by such named executive officer in performance of his duties. Compensation payable under the agreements is subject to annual review by the Compensation Committee of the Board and may be increased as the Compensation Committee deems advisable.

Each agreement provides for certain payments upon the termination of the named executive officer’s employment. Details of these payments and obligations are discussed below under the heading “Potential Payments Upon Termination or Change in Control.” In addition to these payments, if (i) the named executive officer is terminated other than as a result of death or for “cause” and (ii) the named executive officer does not obtain substantially similar health insurance coverage as provided for in his employment agreement, then once the period for which we are obligated to provide health insurance coverage under the employment agreement ends, we must use commercially reasonable efforts to make available to the named executive officer health insurance benefits for the named executive officer and his dependents under our then-existing health insurance plan at the named executive officer’s expense (and at no additional cost to the Company).  Further, pursuant to the terms of each of the agreements, each named executive officer is prohibited from (i) competing with the Company (A) during the term of his employment and (B) for a period of one year following termination of employment if the named executive receives payments under the employment agreements in connection with termination without “cause” or by the named executive for “good reason” and (ii) soliciting, without our written consent, the services of the Company’s executive officers (or otherwise soliciting our executive officers to terminate their employment or agency with us) for a period of one year following termination of employment if the named executive officer receives payments under the employment agreements in connection with termination without “cause” or by the named executive officer for “good reason.” The named executive officer is also subject to certain confidentiality and non-disclosure obligations

Retirement Benefits. The Company provides a vested salary continuation benefit as the primary retirement benefit for certain senior executives, including the Company’s named executive officers. Each named executive officer receives this retirement benefit through Amended and Restated Salary Continuation Agreements between the Company and such named executive officer. A description of the vested salary continuation benefits provided to each named executive officer under these agreements is described below under “Potential Payments Upon Termination or Change in Control.” In addition, the Company provides the named executive officers certain other retirement benefits, including participation in the Company’s 401(k) plan and a non-qualified deferred compensation plan. Each plan allows the named executive officer to defer a portion of his compensation income on a pre-tax basis through contributions to the plan. The Company will match 25% of the named executive officer’s total elective contributions up to 3% of the named executive officer’s compensation for the plan year (taking into account elective contributions to both plans). Earnings, gains and losses on deferral accounts under the non-qualified deferred compensation plan are determined quarterly and credited to participant accounts based on the gains or losses of hypothetical measurement funds selected by the plan’s administrative committee. The Company does not provide above-market or preferential earnings on deferred compensation.

Outstanding Equity Awards at Fiscal Year-end Table

The following table summarizes the number of outstanding equity awards held by each of the named executive officers as of December 30, 2018.

Option Awards (1)						Stock Awards (3)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(4)(6)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lonnie J. Stout II						0	0	(5)	N/A	N/A
	93,750	31,250	10.39	10/13/2015	10/13/2022
	62,500	62,500	8.90	11/8/2016	11/8/2023
	0	125,000	9.55	2/21/2018	2/21/2025
Mark A. Parkey						0	0	(5)	N/A	N/A
	41,250	13,750	10.39	10/13/2015	10/13/2022
	30,000	30,000	8.90	11/8/2016	11/8/2023
	0	60,000	9.55	2/21/2018	2/21/2025
J. Michael Moore						0	0	(5)	N/A	N/A
	41,250	13,750	10.39	10/13/2015	10/13/2022
	30,000	30,000	8.90	11/8/2016	11/8/2023
	0	60,000	9.55	2/21/2018	2/21/2025

(1)	Represents options granted pursuant to the Company’s equity incentive plans. All currently outstanding options have a term of seven years from the grant date.
(2)	Options vest in four equal installments on the first, second, third and fourth anniversaries of the grant date.
(3)

The numbers included in this column represent outstanding profits interest awards of Class B Units in the Operating LLC and do not represent shares of Common Stock. The actual number of shares of Common Stock that may be issuable upon exercise of units will be determined at the time of exercise.

(4)	On January 1, 2015, Messrs. Stout, Parkey and Moore received a Class B Unit award, half of which vested January 1, 2017 and the remaining half of which vested on January 1, 2018.
(5)

The market value of the Operating LLC Class B Units is based on the estimated per unit liquidation value of each Class B Unit over the volume weighted average closing price of the J. Alexander’s Holdings, Inc. Common Stock as of the last day of the most recently completed fiscal year. As of December 30, 2018, the per unit liquidation value of each Class B Units was $0.00.

(6)

This table does not include any portion of the J. Alexander’s Holdings, LLC profits interest award granted to the Management Consultant on October 6, 2015, with respect to which Mr. Stout may have been an indirect beneficiary as a result of his ownership in the Management Consultant prior to the profits interest award being cancelled and forfeited for no consideration on February 28, 2019. For additional information, see “Certain Relationships and Related Party Transactions—Management Consulting Agreement with Black Knight Advisory Services, LLC.”

Potential Payments Upon Termination or Change-In-Control

Overview

Payments Pursuant to the Employment Agreements. Under each of the employment agreements discussed above under “Narrative Disclosure to Summary Compensation Table,” if the Company terminates the employment of the named executive officer with “cause,” or the named executive officer terminates employment without “good reason,” the Company is required to pay the named executive officer his salary, prior year bonus (if any) and benefits, in each case, already earned but unpaid through the date of such termination (“Accrued Obligations”). If the Company terminates the employment of Mr. Stout without “cause,” including non-renewal by the Company or if Mr. Stout resigns for “good reason,” Mr. Stout will receive the Accrued Obligations and will also be entitled to receive (i) a lump sum cash payment equal to 2.99 times his base salary then in effect, (ii) a lump sum cash payment equal to 2.99 times the greater of (a) the cash bonus paid, or earned but not yet paid, in respect of the previous fiscal year or (b) the average bonus paid, or earned but not yet paid, in respect of the last three years, and (iii) health insurance benefits substantially commensurate with the Company’s standard health insurance benefits for Mr. Stout and his spouse and dependents for a period of two years, with such benefits terminating prior to the end of such two-year period if he receives substantially similar coverage and benefits from a subsequent employer. For each of Messrs. Parkey and Moore, the applicable severance amounts payable under their respective employment agreements in the event of a termination of employment by us without “cause” or a resignation by the named executive officer for “good reason” include (i) the Accrued Obligations, (ii) a lump sum cash payment equal to 2.00 times his base salary then in effect, (iii) a lump sum cash payment equal to 2.00 times the greater of (a) the cash bonus paid, or earned but not yet paid, in respect of the previous fiscal year or (b) the average bonus paid, or earned but not yet paid, in respect of the last three fiscal years, and (iv) health insurance benefits substantially commensurate with our standard health insurance benefits for the named executive officers and his spouse and dependents for a period of up to two years, with such benefits terminating prior to the end of such two-year period if he receives substantially similar coverage and benefits from a subsequent employer. For Mr. Stout, who is also a party to a Severance Benefits Agreement (more fully described below under “ —  Payments Made Pursuant to the Severance Benefits Agreement ”) entitling him to 18 months’ salary upon termination of employment by the Company without “cause” or resignation by him for “good reason,” the applicable severance amounts payable under the employment agreements in the event of termination without “cause” and for “good reason” are reduced by amounts actually paid under his Severance Benefits Agreement.

Under the employment agreements, in the event of termination without “cause” or if the named executive officer resigns for “good reason,” each within the 36-month period following a “change in control,” each named executive officer will be entitled to receive the severance payments and benefits described above; however, for Messrs. Moore and Parkey the severance multiple is increased from 2.00 to 2.99, and for each of Messrs. Stout, Moore and Parkey the duration of the health insurance benefits continuation is increased from a period of up to two years to a continuation of up three years. In addition, all unvested equity incentive plan awards held by the named executive officer will vest upon a termination without “cause” or if the named executive officer resigns for “good reason” within the 36-month period following a change in control. Further, pursuant to the terms of each of the agreements, each named executive officer is prohibited from (i) competing with the Company (A) during the term of his employment and (B) for a period of one year following termination of employment if the named executive receives payments under the employment agreements in connection with termination without “cause” or by the named executive for “good reason” and (ii) soliciting, without our written consent, the services of the Company’s executive officers (or otherwise soliciting our executive officers to terminate their employment or agency with us) for a period of one year following termination of employment if the named executive officer receives payments under the employment agreements in connection with termination without “cause” or by the named executive officer for “good reason.” The named executive officer is also subject to certain confidentiality and non-disclosure obligations.

Under the employment agreements, the Company may terminate the employment of the named executive officers with “cause” upon the occurrence of any of the following events (after the Company has provided proper notice and given the named executive officer the opportunity to remedy the condition in accordance with the procedures set forth in his respective employment agreement): (i) conviction of a felony or a crime involving misappropriation or embezzlement; (ii) willful and material wrongdoing on the part of the named executive officer, including, but not limited to, acts of dishonesty or fraud, which have a material adverse effect on us or any of our subsidiaries; (iii) repeated material failure of the named executive officer to follow our direction or the direction of our Board regarding the material duties of employment; or (iv) material breach by the named executive officer of a material obligation under his employment agreement. Under the employment agreements, the named executive officers may terminate their employment for “good reason” within two years of the occurrence of any of the following events (after the named executive officers have provided proper notice and given us the opportunity to remedy the condition in accordance with the procedures set forth in his respective employment agreement): (i) a material reduction by us in the named executive officer’s title or position, or a material reduction by us in the named executive officer’s authority, duties or responsibilities (which, in the case of Mr. Stout, includes no longer serving on our Board) or the assignment by us to the named executive officers of any duties or responsibilities that are materially inconsistent with such title, position, authority, duties or responsibilities; (ii) a material reduction in the named executive officer’s base salary; (iii) any material breach of the named executive officer’s employment agreement by us; or (iv) our requiring the named executive officer to relocate his office location more than 50 miles from Nashville, Tennessee.

In the employment agreements, “change in control” is defined to include (i) the acquisition of 35% or more of the combined voting power of our then outstanding securities by any person, entity or group; (ii) the change in ownership of a majority of the combined voting power of our then outstanding securities as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination transaction, sales of all or substantially all assets or contested election, or any combination of the foregoing; or (iii) a change, during any period of two consecutive years, in a majority of our directors, unless such newly elected directors were approved by a vote of at least two-thirds of the directors in office at the beginning of such period.

Each of the named executive officers’ employment agreements provides for certain tax reimbursement payments to the extent any payment made under the employment agreement becomes subject to excise taxes imposed by Section 4999 of the Code or any interest or penalties incurred by the named executive officer with respect to such excise tax.

Payments Made Pursuant to the Severance Benefits Agreement. In 1989, JAC entered into a Severance Benefits Agreement with Mr. Stout (the “Severance Benefits Agreement”) pursuant to which Mr. Stout would receive lump sum payments representing 18 months of his salary upon termination by us without “cause” or resignation by Mr. Stout for “reason” following a change in control (for purposes of this agreement a change in control has previously occurred). Under the Severance Benefits Agreement as amended by a July 30, 2012 letter agreement, Mr. Stout has “reason” to terminate his employment if his present job responsibilities change or there is a decrease in his compensation or some other economic loss; provided, however, that the assignment of Mr. Stout to a position at FNH in its main corporate office or upscale division office in Nashville, Tennessee with similar duties and responsibilities and substantially similar salary and benefits or their equivalent value as Mr. Stout’s salary and benefits prior to the acquisition of JAC by FNF will not give rise to his right to terminate his employment for “reason.” Under the Severance Benefits Agreement, Mr. Stout would not be entitled to severance benefits if he were terminated for “cause.” Under the Severance Benefits Agreement, we will have “cause” only if termination was the result of an act or acts of dishonesty by Mr. Stout constituting a felony and resulting in or intended to result in substantial gain or personal enrichment at our expense. As described above, any payments actually made under the Severance Benefits Agreement to Mr. Stout will offset and reduce any amounts that become payable under his employment agreement.

Payments Made Pursuant to the Amended and Restated Salary Continuation and Severance Benefits Agreements. The Company is a party to Amended and Restated Salary Continuation Agreements with each of the named executive officers that provide for annual retirement benefits payable upon termination of employment. The amounts described below assume that terminations occurred as of December 30, 2018.

The Amended and Restated Salary Continuation Agreements, which were amended in connection with, and prior to, the 2012 acquisition of JAC by FNF, provide for an annual retirement benefit of 50% of the employee’s base salary on the date of the termination of service with the Company for any reason other than death if such termination occurs on or after attaining the age of 65. Pursuant to 2012 letter agreements that amended the terms of the Amended and Restated Salary Continuation Agreements, for the purpose of calculating benefits under the Amended and Restated Salary Continuation Agreements, Messrs. Stout’s and Moore’s base salary is set at their respective base salaries on the date of the acquisition of JAC by FNF, which was $430,400 and $176,700, respectively; for Mr. Parkey, base salary is set at $200,000 pursuant to a July 1, 2014 letter agreement. The retirement benefit is payable over 15 years commencing within 30 days of the employee’s retirement. The same benefit is available to the beneficiaries of an employee who dies while in office, but after age 65. The Amended and Restated Salary Continuation Agreements also provide that in the event an employee dies while in the employ of the Company before attaining the age of 65, his beneficiaries will receive specified benefit payments for a period of ten years, or until such time as the employee would have attained age 65, whichever period is longer. The payments in this instance are 100% of the employee’s base salary, in the amounts set forth above, for the first year after death and 50% of the employee’s base salary, in amounts set forth above, each year thereafter in the death benefits period. The annual payment for the first year after death for Messrs. Stout, Parkey and Moore would be $430,400, $200,000 and $176,700, respectively.

In connection with the 2012 acquisition of JAC by FNF, the Amended and Restated Salary Continuation Agreements with each of the named executive officers were also amended to suspend the Company’s obligation and that of our successors to establish and fund a “rabbi trust” with respect to certain retirement benefits upon a change in control of JAC (which occurred when FNF acquired JAC in 2012), in exchange a guarantee by FNF and certain of its affiliates of these obligations. Under the 2012 letter agreements, our obligation to fund a “rabbi trust” would resume once FNF no longer held direct or indirect beneficial ownership of at least 40% of JAC or its successors and permitted assigns. Since, following the Spinoff, FNF did not retain a direct or indirect beneficial ownership of at least 40% of the Operating LLC, which is the successor to JAC, the Spinoff triggered our obligation to fund a “rabbi trust” under the Amended and Restated Salary Continuation Agreements. Upon the establishment and funding by us of the “rabbi trust” on

October 19, 2015, FNF’s guarantee terminated, and each of the named executive officers have released FNF and its affiliates from the guarantee established by the 2012 letter agreements.

The Company’s obligations under the Amended and Restated Salary Continuation Agreements, if termination had occurred on December 30, 2018, are described in the table below. None of our non-employee directors are party to a Salary Continuation Agreement.

If a termination of service had occurred on December 30, 2018, the annual retirement benefit for each of Messrs. Stout, Parkey and Moore under the Amended and Restated Salary Continuation Agreements would have been $215,200, $100,000 and $88,350, respectively. Payments to Mr. Stout would have commenced 30 days following his termination. Pursuant to an election made in accordance with the terms of their respective Amended and Restated Salary Continuation Agreements, payments to Messrs. Parkey and Moore would have been scheduled to commence once the named executive officer attained the age of 65.

The following table summarizes the Company’s obligations under the employment agreements, Mr. Stout’s Severance Benefits Agreement and the Amended and Restated Salary Continuation Agreements to the named executive officers upon (i) a termination of employment or (ii) a termination of employment without cause or a resignation for good reason within the 36-month period following a change in control assuming, in each case, that such termination and change in control occurred on December 30, 2018:

			Termination by		Termination by
	Termination by		Company Without		Company Without
	Company for Cause;		Cause or by		Cause or by
	by Executive Without		Executive for Good		Executive for Good
	Good Reason; or the		Reason not Following		Reason Following a
	Result of Disability		a Change in Control		Change in Control
Name	($)		($)		($)
Lonnie J. Stout II
Employment Agreement	-	(1)	2,077,378	(5)	2,091,340	(7)
Salary Continuation Agreement	2,470,234	(3)	2,470,234	(3)	2,470,234	(3)
Severance Agreement	-	(1)	900,000	(4)	900,000	(4)
Subtotal	2,470,234		5,447,612		5,461,574
Mark A. Parkey
Employment Agreement	-	(1)	713,667	(6)	1,067,071	(7)
Salary Continuation Agreement	779,632	(3)	779,632	(3)	779,632	(3)
Severance Agreement	N/A	(2)	N/A	(2)	N/A	(2)
Subtotal	779,632		1,493,299		1,846,703
J. Michael Moore
Employment Agreement	-	(1)	713,667	(6)	1,067,071	(7)
Salary Continuation Agreement	790,473	(3)	790,473	(3)	790,473	(3)
Severance Agreement	N/A	(2)	N/A	(2)	N/A	(2)
Subtotal	790,473		1,504,140		1,857,544
Total	4,040,339		8,445,051		9,165,821

(1)	No benefits are payable if terminated for cause as defined in the applicable agreements.
(2)	Messrs. Moore & Parkey do not have Severance Agreements.
(3)	Represents the accrued retirement benefit liability as of December 30, 2018.
(4)	Represents 18 months of base salary.
(5)

Represents Base Salary (plus applicable bonus amount) x 2.99, plus an estimate of the health insurance benefits Mr. Stout would be entitled to for a period of 24 months following the termination date, less any benefits calculated under Mr. Stout’s Severance Benefit Agreement.

(6)

Represents Base Salary (plus applicable bonus amount) x 2.0, plus an estimate of the health insurance benefits the executive would be entitled to for a period of 24 months following the termination date.

(7)

Represents Base Salary (plus applicable bonus amount) x 2.99, plus an estimate of the health insurance benefits the executive would be entitled to for a period of 36 months following the termination date, less, for Mr. Stout, any benefits calculated under his Severance Benefit Agreement.

Upon termination by the Company “without cause” or by the named executive officer for “good reason”, or upon termination as the result of disability, each named executive officer would be eligible for certain continued health insurance benefits for him and his dependents, for a period of up to two years or for a period of up to three years upon a termination in connection with a change in control. No payments would be made upon a change in control not involving a termination.

Director Compensation

Director compensation is comprised of a cash component and an equity component. The cash component of the Company’s director compensation program consists of an annual cash retainer for non-employee directors and an annual cash retainer for directors serving as chair of any standing committee of the Board.

The Company will also reimburse directors for their travel and related out-of-pocket expenses in connection with attending board, committee and shareholders’ meetings. Directors who are also employees, such as Mr. Stout, do not receive any additional compensation for their services as director. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in the Company’s Amended and Restated Charter and Amended and Restated Bylaws.

The following table summarizes director compensation for fiscal year 2018:

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($) (1)	($)(2)	($)
Douglas K. Ammerman	60,000	68,400	128,400
Timothy T. Janszen	45,000	68,400	113,400
Ronald B. Maggard, Sr.	52,500	68,400	120,900
Frank R. Martire	55,000	68,400	123,400
Raymond R. Quirk	45,000	68,400	113,400

(1)

As described below in the narrative, amounts represent cash payments made for a $3,750 monthly retainer fee paid to each non‑employee director plus an additional retainer for each director serving as chair of a standing Board committee.

(2)

Represents the aggregate grant date fair value of the stock option award granted to the director determined in accordance with ASC Topic 718 “Compensation – Stock Compensation”. For additional information on the assumptions made in the valuation for the current year awards reflected in this column, please see Note 15 to the Consolidated Financial Statements contained in the Company’s Original Form 10-K.

The above table reflects fees earned or paid in cash during fiscal year 2018. Currently, each director who is not an employee of the Company receives an annual retainer fee of $45,000, plus an additional annual retainer fee for directors serving as chair of any standing committee of the Board. The additional retainer fee for committee chairs are $15,000 for the Audit Committee, $10,000 for the Compensation Committee and $7,500 for the Nominating and Corporate Governance Committee.

Each director who is not also an employee of the Company is eligible for grants of non-qualified stock options under the Plan. In 2018, non-employee directors were awarded options to purchase 20,000 shares of Common Stock, with an exercise price of $9.55 which equaled the market price of the Company’s stock on the date of grant. All of the options granted to the non-employee directors in fiscal year 2018 vest ratably over four years and have a seven-year term. No non-employee director is eligible for a grant of incentive stock options under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain

Beneficial Owners AND MANAGEMENT

The following table sets forth, as of April 26, 2019, certain information with respect to those persons known to the Company to be the beneficial owners (as defined by certain rules of the Commission) of more than five percent of the Common Stock, its only voting security, and with respect to the beneficial ownership of the Common Stock by all directors, each of the executive officers named in the Summary Compensation Table, and all executive officers and directors of the Company as a group (ten persons). Except as otherwise specified, the shares indicated are presently outstanding.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned (1)		Percentage of Stock Common Outstanding
Ancora Advisors, LLC 6060 Parkland Blvd., Suite 200 Cleveland, OH 44124	1,266,490	(2)	8.62%
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	1,390,914	(3)	9.47%
Marathon Partners Equity Management, LLC 60 East 42nd Street, Suite 2306 New York, NY 10165	975,000	(4)	6.63%
Newport Global Opportunities Fund I-A LP 21 Waterway Avenue, Suite 150 The Woodlands, TX 77380	1,657,991	(5)	11.26%
River Road Asset Management, LLC 462 South Fourth Street, Suite 2000 Louisville, KY 40202	929,551	(6)	6.33%
Douglas K. Ammerman**	37,754	(7)	*
Timothy T. Janszen**	1,657,991	(5)	11.26%
Ronald B. Maggard, Sr.**	71,177	(8)	*
Frank R. Martire**	130,000	(9)	*
Raymond R. Quirk**	122,798	(10)	*
Lonnie J. Stout II****	239,905	(11)	1.61%
Mark A. Parkey***	123,837	(12)	*
J. Michael Moore***	89,225	(13)	*
All directors and executive officers as a group	2,522,732	(14)	16.54%

*	Less than one percent.
**	Director.
***	Named executive officer.
****	Director and named executive officer.
(1)

Unless otherwise indicated, each shareholder has sole voting and dispositive power with respect to all shares shown. Unless otherwise noted, the address of each beneficial owner is c/o J. Alexander’s Holdings, Inc., 3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, TN 37202.

(2)

Ancora Advisors, LLC (“Ancora”) has sole voting power with respect to all 1,266,490 shares and sole dispositive power with respect to 1,261,810 shares. Information is based solely on the Schedule 13D/A filed with the Commission by Ancora on April 17, 2019.

(3)

BlackRock, Inc. (“BlackRock”) has sole voting power with respect to 1,290,031 of these shares and sole dispositive power with respect to all 1,390,914 shares. Information is based solely on the Schedule 13G/A filed with the Commission by BlackRock on February 6, 2019.

(4)

Marathon Partners Equity Management, LLC (“Marathon”) has shared voting power and shared dispositive power with respect to all 975,000 shares. Mario Cibelli is the Managing Partner of Marathon. As a result, Mr. Cibelli may be deemed to own beneficially, and holds voting and dispositive power with respect to, all 975,000 shares. Mr. Cibelli’s address is c/o Marathon Partners Equity Management, LLC, One Grand Central Place, 60 East 42nd Street, Suite 2306, New York, NY 10165. Marathon’s address is the same. Information is based solely on the Schedule 13D/A filed with the Commission by Marathon and Mario Cibelli on April 10, 2019.

(5)

Newport Global Opportunities Fund I-A LP (“Newport Fund”) has shared voting and dispositive power with respect to all 1,627,991 shares. Timothy T. Janszen is the Chief Executive Officer of Newport Global Advisors LLC, which is the general partner of Newport Global Advisors LP, the investment advisor to Newport Fund. As a result, Mr. Janszen may be deemed to own beneficially, and holds voting and dispositive power with respect to, all 1,627,991 shares. Mr. Janszen’s address is c/o Newport Global Advisors LP, 21 Waterway Avenue, Suite 150, The Woodlands, TX 77380. Includes 30,000 shares issuable upon the exercise of certain options held by Mr. Janszen. As a result of agreements between Mr. Janszen and Newport Fund, Newport Fund may be deemed to have beneficial ownership over these options, received by Mr. Janszen as compensation for service on our Board of Directors.

(6)

River Road Asset Management, LLC (“River Road”) has sole voting power with respect to 859,568 of these shares and sole dispositive power with respect to all 929,551 shares. Information is based solely on the Schedule 13G/A filed with the Commission by River Road on February 6, 2019.

(7)	Includes 30,000 shares issuable upon the exercise of certain options held by Mr. Ammerman.
(8)	Includes 30,000 shares issuable upon the exercise of certain options held by Mr. Maggard and 41,177 shares of common stock held by the Ronald B. Maggard Revocable Trust.
(9)	Includes 30,000 shares issuable upon the exercise of certain options held by Mr. Martire and 100,000 shares of common stock held by a family trust of which Mr. Martire and his spouse are co-trustees.
(10)

Includes 30,000 shares issuable upon the exercise of certain options held by Mr. Quirk, 84,737 shares of common stock held by Quirk 2002 Trust, 2,716 shares of common stock held by the Raymond Quirk 2004 Trust, and 27 shares held by Fidelity National Financial Inc.’s 401(k) plan that are attributable to Mr. Quirk.

(11)	Includes 187,500 shares issuable upon the exercise of certain options held by Mr. Stout.
(12)	Includes 86,250 shares issuable upon the exercise of certain options held by Mr. Parkey.
(13)	Includes 86,250 shares issuable upon the exercise of certain options held by Mr. Moore.
(14)	Includes 554,750 shares issuable upon the exercise of certain options held by the directors and executive officers.

Securities Authorized for Issuance

Under Equity Compensation Plans

Information about the Company’s equity compensation plans at December 30, 2018 was as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,495,750		$9.57	4,250
Equity compensation plans not approved by security holders	-	(2)	N/A	833,346 Operating LLC Class B Units (1)
Total (3)	1,495,750		$9.57	4,250

(1)

On January 1, 2015, the Operating LLC adopted a 2015 Management Incentive Plan (the “Profits Interest Plan”) that provided for the issuance of up to 1,770,000 Class B Units awards that represent profits interest in the Operating LLC. In conjunction with the Spinoff, the Operating LLC was recapitalized, and the 885,000 Class B Units issued on January 1, 2015 were adjusted on a pro-rata basis to 833,346. The remaining Class B Units authorized for grant were likewise adjusted on a pro-rata basis to 833,346. Vested Class B Unit awards may be exchanged for, at the option of the Operating LLC, either (i) cash in an amount equal to the amount that would be distributed to the holder of those Class B Units by the Operating LLC upon a liquidation of the Operating LLC assuming the aggregate amount to be distributed to all members of the Operating LLC were equal to the implied valuation of the Company based upon its market capitalization on the date of exchange, (net of any assets and liabilities of the Company that are not assets or liabilities of the Operating LLC) or (ii) shares of our Common Stock with a fair market value equal to the cash payment under (i) above.

(2)

As of December 30, 2018, there were 833,346 outstanding Class B Units that had been issued pursuant to the Profits Interest Plan, all of which were vested as of such date. As of such date, the per unit liquidation value was $0.00 for each outstanding Class B Unit issued pursuant to the Profits Interest Plan. As result, none of the outstanding Class B Units issued pursuant to the Profits Interest Plan could have been exchanged for shares of Company common stock as of such date. This number does not include the award of Class B Units granted to the Management Consultant under a separate arrangement which were outstanding at December 30, 2018. See “Certain Relationships and Related Party Transactions—Management Consulting Agreement with Black Knight Advisory Services, LLC.”

(3)

Total amounts reflect only awards and remaining securities under the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan. See notes (1) and (2) above for a discussion of the Profits Interest Plan and outstanding awards thereunder.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Policies and Procedures for Related Party Transactions

Our Code of Business Conduct and Ethics states that a “conflict of interest” (or “conflict”) occurs when an individual’s private interests interfere in any way, or appear from the perspective of a reasonable person to interfere in any way, with our interests as a whole, and provides further that a conflict situation can arise when an employee or director takes actions or has interests that may make it difficult to perform his or her responsibilities objectively and effectively. We believe that a conflict exists whenever an outside interest could actually or potentially influence the judgment or actions of an individual in the conduct of our business and that conflicts of interest may arise when an employee or director, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our Code of Business Conduct and Ethics provides that directors and employees must avoid conflicts or the appearance of conflicts, and that employees should avoid any outside financial interests that might conflict with our interests. Such outside interests could include, among other things:

•	personal or family financial interests in, or indebtedness to, enterprises that have business relations with us, such as relatives who are employed by or own an interest in consultants or suppliers;

•	acquiring any interest in outside entities, properties, etc., in which we have an interest or potential interest;

•

conduct of any business not on our behalf with any consultant, contractor, supplier, or distributor doing business with us or any of their officers or employees, including service as a director or officer of, or employment or retention as a consultant by, such persons; or

•	serving on the board of directors of an outside entity whose business competes with our business.

Under our Code of Business Conduct and Ethics, employees are required to report any material transaction or relationship that could result in a conflict of interest to our compliance officer.

The Audit Committee is responsible for the review, approval, or ratification of any potential conflict of interest transaction involving any of our directors or executive officers, director nominees, any person known by us to be the beneficial owner of more than five percent of any class of our voting securities, or any family member of or related party to such persons, including any transaction required to be reported under Item 404(a) of Regulation S-K promulgated by the Commission.

In reviewing any such proposed transaction, the Audit Committee is tasked to consider all relevant facts and circumstances, including the commercial reasonableness of the terms, the benefit or perceived benefit, or lack thereof, to us, opportunity costs of alternate transactions, the materiality and character of the related person’s direct or indirect interest and the actual or apparent conflict of interest of the related person.

Certain Related Person Transactions

In addition to the compensation arrangements with directors and executive officers described elsewhere in this Form 10-K/A, the following is a description of each transaction in fiscal years 2018 and 2017, and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets for the most recently completed two fiscal years; and

•

any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or any member of their immediate family or person sharing their household had or will have a direct or indirect material interest.

Separation of the Company from Fidelity National Financial, Inc.

In the third quarter of fiscal year 2015, the Board of Directors of FNF approved the Spinoff. In the Spinoff, which was completed on September 29, 2015, FNF distributed to all holders of its then-outstanding FNFV Group common stock (FNF’s tracking stock related to its former wholly-owned subsidiary, Fidelity National Financial Ventures, LLC (“FNFV”), which is now part of a separate publicly traded company known as Cannae), all of the shares of the Company’s common stock owned by it at a ratio of approximately 0.17271 shares of the Company’s common stock for every one share of FNFV Group common stock held by each such holder as of September 22, 2015, the record date for the Spinoff.

Agreements with FNF

In order to govern the ongoing relationships between us and FNF after the Spinoff and to facilitate an orderly transition, we and FNF entered into agreements providing for various services and rights following the Spinoff, and under which we and FNF will indemnify each other against certain liabilities arising from our respective businesses. The following summarizes the terms of the material agreements we entered into with FNF.

Because the separation and distribution involved our separation from FNF’s existing businesses, we entered into these agreements with FNF while we were still a majority-owned subsidiary of FNF. Accordingly, during this time, certain of our directors and officers were directors, officers and employees of FNF or its subsidiaries and, as such, had an obligation to serve the interests of FNF.

Separation and Distribution Agreement

We entered into a Separation and Distribution Agreement with FNF before the Spinoff. The Separation and Distribution Agreement sets forth our agreements with FNF regarding the principal actions to be taken in connection with the Spinoff. It also sets forth other agreements that govern aspects of our relationship with FNF following the Spinoff. The Separation and Distribution Agreement identifies certain transfers of assets and assumptions of liabilities that were necessary in advance of our separation from FNF so that we and FNF retained the assets of, and the liabilities associated with, our respective businesses.

The parties agreed to use commercially reasonable efforts, on and after the date of the Spinoff, to take, or cause to be taken, all actions, and to do, or cause to be done, all things, reasonably necessary, proper or advisable under applicable laws, regulations and agreements to consummate and make effective the transactions contemplated by the Separation and Distribution Agreement and the Ancillary Agreements.

In addition, the Company and FNF agreed to provide each other with information reasonably necessary to comply with reporting, disclosure, filing or other requirements of any national securities exchange or government authority, for use in judicial, regulatory, administrative and other proceedings and to satisfy audit, accounting, litigation and other similar requests. We and FNF also agreed that until the end of the first full fiscal year following the Spinoff, each party will use its commercially reasonable efforts, consistent with past practice, to assist the other party with its financial reporting and audit obligations.

The Company and FNF each agreed to release the other and its affiliates, successors and assigns, and all persons that prior to the Spinoff had been the other’s shareholders, directors, officers, agents or employees and each of the heirs, executors, trustees, administrators, successors and assigns, against any and all liabilities existing or arising in connection with the implementation of the separation of the Company and FNF. These releases are subject to exceptions set forth in the Separation and Distribution Agreement.

Finally, the Company and FNF each agreed to indemnify the other and each of the other’s current, former and future directors, officers and employees, and each of the heirs, administrators, executors, successors and assigns of any of them, against certain liabilities incurred in connection with the Spinoff and our and FNF’s respective businesses. The amount of either FNF’s or our indemnification obligations will be reduced by any insurance proceeds the party being indemnified receives. The Separation and Distribution Agreement also specifies procedures regarding claims subject to indemnification.

Tax Matters Agreement

We also entered into a Tax Matters Agreement with FNF prior to the Spinoff that governs the respective rights, responsibilities and obligations of FNF and us after the Spinoff with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests).

Under the Tax Matters Agreement, FNF generally is required to indemnify us for any income taxes attributable to its operations or our operations and for any non-income taxes attributable to its operations, in each case for all pre-distribution periods as well as any taxes arising from transactions effected to consummate the separation and distribution, and we generally are required to indemnify FNF for any non-income taxes attributable to our operations for all pre-distribution periods and for any taxes attributable to our operations for post-distribution periods.

We are generally required to indemnify FNF against any tax resulting from the distribution (and against any claims made against FNF in respect of any tax imposed on its shareholders), in each case if that tax results from (i) an issuance of a significant amount of our equity securities, a redemption of a significant amount of our equity securities or our involvement in other significant acquisitions of our equity securities (excluding the Spinoff distribution), (ii) other actions or failures to act by us (such as those described in the following paragraph) or (iii) any of our representations or undertakings referred to in the Tax Matters Agreement being incorrect or violated. FNF is generally required to indemnify us for any tax resulting from the distribution.

The Tax Matters Agreement imposed certain restrictions on us and our subsidiaries (including restrictions on share issuances, sales of assets, and voluntarily dissolving or liquidating) that were designed to preserve the tax-free nature of the Spinoff. These restrictions lapsed on September 16, 2017.

Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS and does not affect the several liability of FNF and us for all U.S. federal taxes of the consolidated group relating to periods before the distribution date.

Management Consulting Agreement with Black Knight Advisory Services, LLC

Prior to the Spinoff, the Operating LLC entered into the Management Consulting Agreement with the Management Consultant pursuant to which the Management Consultant provided corporate and strategic advisory services to us.

As compensation for services rendered to us under the Management Consulting Agreement, on October 6, 2015, the Operating LLC issued the Management Consultant 1,500,024 non-voting Class B Units representing an amount equal to 8.7% of the outstanding units of the Operating LLC. In addition, we agreed to pay to the Management Consultant an annual fee equal to 3.0% of our Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. We also reimbursed the Management Consultant for its direct out-of-pocket costs incurred for management services provided to us. Under the Management Consulting Agreement, “Adjusted EBITDA” means our net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.

Each Class B Unit represented a non-voting equity interest in the Operating LLC that entitled the holder thereof to a percentage of the profits and appreciation in the equity value of the Operating LLC arising after the date of grant. The Management Consultant would only participate in distributions by the Operating LLC following such time as a specified hurdle amount had been previously distributed to holders of Class A Units of the Operating LLC (i.e., the Company and its wholly-owned subsidiary, JAX Investments, Inc.). The hurdle amount with respect to the Class B Units issued to the Management Consultant was equal to $151,052,366, which was determined based on the volume weighted average of the closing price of our Common Stock over the five trading days following the completion of the Spinoff. None of the Class B Units were vested upon issuance. Instead, the Class B Units issued to the Management Consultant vested with respect to one-third of such Class B Units on each of the first, second and third anniversaries of the date of grant.

The vesting of the Class B Units issued to the Management Consultant was subject to acceleration upon a change in control of us, our termination of the Management Consulting Agreement without cause or the termination of the Management Consulting Agreement by the Management Consultant as a result of our breach of the Management Consulting Agreement.

On November 30, 2018, Management Consultant and the Operating LLC entered into a termination agreement (the “Termination Agreement”) whereby the Management Consulting Agreement was terminated effective on that date (“Termination Date”). At the Termination Date all of the Class B Units held by Management Consultant had already previously vested, and there was no acceleration of vesting as a result of the Termination Agreement. Pursuant to the provisions of the Termination Agreement and the Management Consulting Agreement, the Class B Units held by Management Consultant had to be exchanged for common stock of the Company within ninety (90) days following the Termination Date or such units would be cancelled and forfeited for no consideration.

Vested Class B Unit awards held by the Management Consultant could have been exchanged for shares of J. Alexander’s Holdings, Inc. Common Stock with an aggregate fair market value equal to the amount of cash that would be distributed to the Management Consultant in respect of those Class B Units by the Operating LLC upon a liquidation of the Operating LLC assuming the aggregate amount to be distributed to all members of the Operating LLC were equal to the implied valuation of the Company based upon its market capitalization on the date of exchange, (net of any assets and liabilities of the Company that are not assets or liabilities of the Operating LLC). As of December 30, 2018, the implied per unit liquidation value for each outstanding Class B Unit held by the Management Consultant was $0.00. As a result, assuming all of the previously outstanding Class B Units issued to the Management Consultant were exchanged on such date, we would not have issued additional shares of Common Stock to the Management Consultant. Note that as of December 30, 2018, all of the Class B Units held by the Management Consultant were vested.  Upon termination of the Management Consulting Agreement, Black Knight had to exchange the outstanding 1,500,024 profits interest units held by Black Knight for common stock of the Company within 90 days following the effective date of the Termination Agreement or such profits interest units would be immediately and automatically cancelled and forfeited for no consideration. As of February 28, 2019, the hurdle rate for the Black Knight profit interest units had not been met. Therefore, the profits interest units were not exercised, and were cancelled and forfeited for no consideration.

The Management Consulting Agreement was to continue in effect for an initial term of seven years and be renewed for successive one-year periods thereafter unless earlier terminated (i) by the Operating LLC upon at least six months’ prior notice to Management Consultant or (ii) by Management Consultant upon 30 days’ prior notice to us. Under the terms of the Management Consulting Agreement, in the event that it was terminated by the Operating LLC prior to the tenth anniversary thereof, the Operating LLC would be obligated to pay to Management Consultant an early termination payment equal to the product of (i) the annual base fee for the most recent fiscal year and (ii) the difference between 10 and the number of years that elapsed under the Management Consulting Agreement, provided that in the event of such a termination following a change of control event, the multiple of the annual base fee to be paid would not exceed three.  The early termination of the agreement by the Operating LLC required the cash payment of $4,560,000 to Management Consultant, which, per the Termination Agreement, was to be paid on January 31, 2019.  On such date, the Company made this payment in accordance with the Termination Agreement.

The principal member of the Management Consultant was William P. Foley, II, non-Executive Chairman of the board of directors of FNF, Chairman of the board and Chief Executive Officer of Cannae, and a director of FNH. The other members of the Management Consultant consist of other current and former officers of FNF, Cannae and FNH, and Lonnie J. Stout II, our President and Chief Executive Officer.

Mr. Stout currently holds an 11.76% interest in the Management Consultant and, as a result, may be an indirect beneficiary of the management fees paid to the Management Consultant and may have been an indirect beneficiary of the Class B Units issued to the Management Consultant prior to the cancellation and forfeiture of such Class B Units for no consideration on February 28, 2019.

From the inception of the Management Consulting Agreement through April 29, 2019, we have paid approximately $76,000 in reimbursements for their out of pocket expenses incurred by or on behalf of the Management Consultant. On March 30, 2016, we paid the Management Consultant a management fee of approximately $207,000 with respect to the period ended January 3, 2016. On March 3, 2017, we paid the Management Consultant a management fee of approximately $729,000 with respect to the period ended January 1, 2017. On March 7, 2018, we paid the Management Consultant a management fee of approximately $749,000 with respect to the period ended December 31, 2017.  On March 15, 2019, we paid the Management Consultant a management fee of approximately $705,000 with respect to the period ended December 30, 2018. As stated above, on January 31, 2019 we paid the Management Consultant a termination fee of approximately $4,560,000.

Indemnification Agreements

We are party to indemnification agreements with each of our current directors and executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under Tennessee law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

DIRECTOR INDEPENDENCE

Our Corporate Governance Guidelines and the NYSE require that our Board consist of a majority of independent directors.

The Board has determined that each of the following directors and nominees, constituting a majority of our Board, qualifies as an “independent director” within the meaning of the NYSE listing standards, and that such persons do not otherwise have any relationship that, in the opinion of the Board, would interfere with the exercise of such person’s independent judgment in carrying out the responsibilities of a director:

Douglas K. Ammerman

Timothy T. Janszen

Ronald B. Maggard, Sr.

Frank R. Martire

The Nominating and Corporate Governance Committee of the Board has evaluated the Company’s relationships with each director and nominee and has recommended to our Board to make an affirmative determination that such director or nominee is independent. Under the Company’s Corporate Governance Guidelines, an “independent” director is one who meets the qualification requirements for being independent under applicable laws and the corporate governance listing standards of the NYSE.

Mr. Ammerman currently serves on the audit committee of more than three publicly traded companies, including, in addition to the Company: William Lyon Homes, Inc. (NYSE), FNF (NYSE) and Stantec Inc. (NYSE). Our Board has determined that Mr. Ammerman’s simultaneous service on the audit committees of more than three public companies does not impair his ability to serve effectively as a member of our Audit Committee.

The Nominating and Corporate Governance Committee and the Board evaluate the independence of directors and director nominees under the criteria established by the Commission and the NYSE for director independence and for Audit Committee membership, including Rule 10A-3 under the Exchange Act.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees are related to professional services rendered for the audit of the Company’s consolidated annual financial statements, for the reviews of the Company’s condensed consolidated financial statements included in the quarterly reports on Form 10-Q, for reviews of registration statements and certain periodic reports filed with the Commission and issuances of consents as well as proposed merger proxy procedures. The aggregate fees billed to the Company by KPMG LLP (“KPMG”) during 2018 for audit fees totaled $401,616. The aggregate fees billed to the Company by KPMG during 2017 for audit fees totaled $424,320.

Audit-Related Fees

No audit-related fees were billed for 2018 or 2017.

Tax Fees

No fees for tax compliance, advice or planning were billed for 2018 or 2017.

All Other Fees

All other fees billed for 2018 or 2017 were $1,780 in each of the respective years for research software subscription fees.

The fees reported above were approved by our Audit Committee. The Company’s current policies and procedures require that all audit and audit-related services be pre-approved by the Audit Committee, except for fees approved in advance by the Audit Committee chair and disclosed to and ratified by the Audit Committee pursuant to the Audit Committee’s pre-approval policy for audit and permitted non-audit services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:
(1)

The Consolidated Financial Statements of J. Alexander’s Holdings, Inc. and its subsidiaries, including the notes thereto, are included in Item 8. Financial Statements and Supplementary Data of the Company’s Original Form 10-K.

(2)

Financial statement schedules are not included because they are inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto, included in Item 8. Financial Statements and Supplementary Data of the Company’s Original Form 10-K.

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

10.6

Modification Agreement, dated January 2, 2019, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.6 of the Annual Report on Form 10-K filed March 14, 2019 (File No. 1-37473), is incorporated herein by reference).

10.7	J. Alexander’s Holdings, LLC 2015 Management Incentive Plan (Exhibit 10.7 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.8	J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan (Exhibit 10.1 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.9

First Amendment to the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan (Exhibit 10.9 of Annual Report on Form 10-K filed March 16, 2017 (File No. 1-37473), is incorporated herein by reference).*

10.10

Form of Non-Qualified Stock Option Award Agreement under the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan (Exhibit 10.2 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.11

Form of Incentive Stock Option Award Agreement under the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan (Exhibit 10.3 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

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

10.38

J. Alexander’s Holdings, Inc. 2019 Summary of Director and Executive Officer Compensation (Exhibit 10.38 of the Annual Report on Form 10-K filed March 14, 2019 (File No. 1-37473), is incorporated herein by reference).*

10.39

Tax Matters Agreement between Fidelity National Financial, Inc. and J. Alexander’s Holdings, Inc., dated September 16, 2015 (Exhibit 10.2 of Current Report on Form 8-K filed September 17, 2015 (File No. 1-37473), is incorporated herein by reference).

21.1	List of subsidiaries of J. Alexander’s Holdings, Inc. (Exhibit 21.1 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (Exhibit 23.1 of the Annual Report on Form 10-K filed March 14, 2019 (File No. 1-37473), is incorporated herein by reference).

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.1 of the Annual Report on Form 10-K filed March 14, 2019 (File No. 1-37473), is incorporated herein by reference).

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.2 of the Annual Report on Form 10-K filed March 14, 2019 (File No. 1-37473), is incorporated herein by reference).

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 of the Annual Report on Form 10-K filed March 14, 2019 (File No. 1-37473), is incorporated herein by reference).

101

XBRL (Extensible Business Reporting Language) The following materials from the Annual Report on Form 10-K for the year ended December 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Stockholders’ Equity and (v) Notes to Consolidated Financial Statements (Exhibit 101 of the Annual Report on Form 10-K filed March 14, 2019 (File No. 1-37473), is incorporated herein by reference).

*Denotes executive compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: April 29, 2019	By:	/s/ Lonnie J. Stout II
Lonnie J. Stout II
President and Chief Executive Officer