Form 10-Q
period 2019-03-31
J. Alexander's Holdings, Inc.
filed 2019-05-09
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission file number: 1-37473

J. Alexander’s Holdings, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	47-1608715
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3401 West End Avenue, Suite 260 P.O. Box 24300
Nashville, Tennessee	37202
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value	JAX	New York Stock Exchange

As of May 8, 2019, 14,695,176 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	March 31,	December 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$6,692	$8,783
Accounts and other receivables	1,888	1,749
Inventories	2,682	3,134
Prepaid expenses and other current assets	2,820	3,799
Total current assets	14,082	17,465
Other assets	5,487	5,557
Property and equipment, at cost, less accumulated depreciation and amortization of $56,619 and $53,821 as of March 31, 2019 and December 30, 2018, respectively	107,980	109,332
Right-of-use lease assets	73,390	-
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,647	25,647
Deferred income taxes, net	1,278	539
Deferred charges, less accumulated amortization of $299 and $285 as of March 31, 2019 and December 30, 2018, respectively	258	272
Total assets	$243,859	$174,549

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,430	$6,135
Accrued expenses and other current liabilities	8,372	14,697
Unearned revenue	2,807	3,946
Current portion of long-term debt	9,000	9,000
Current portion of lease liabilities	3,860	-
Total current liabilities	29,469	33,778
Long-term debt, net of portion classified as current and deferred loan costs	4,632	5,866
Long-term lease liabilities	78,941	-
Deferred compensation obligations	6,262	6,251
Other long-term liabilities	9	6,995
Total liabilities	119,313	52,890
Stockholders' Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding 14,695,176 shares as of March 31, 2019 and December 30, 2018, respectively	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of March 31, 2019 or December 30, 2018	-	-
Additional paid-in capital	102,854	96,272
Retained earnings	20,119	17,528
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	122,988	113,815
Non-controlling interests	1,558	7,844
Total stockholders' equity	124,546	121,659
Commitments and contingencies
Total liabilities and stockholders' equity	$243,859	$174,549

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited in thousands, except per share amounts)

	Quarter Ended
	March 31,	April 1,
	2019	2018
Net sales	$64,734	$61,909
Costs and expenses:
Cost of sales	20,528	19,261
Restaurant labor and related costs	19,550	18,226
Depreciation and amortization of restaurant property and equipment	2,929	2,569
Other operating expenses	12,684	12,018
Total restaurant operating expenses	55,691	52,074
Transaction and integration expenses	-	926
General and administrative expenses	4,756	6,525
Pre-opening expenses	21	326
Total operating expenses	60,468	59,851
Operating income	4,266	2,058
Other income (expense):
Interest expense	(186)	(174)
Other, net	66	(42)
Total other expense	(120)	(216)
Income from continuing operations before income taxes	4,146	1,842
Income tax expense	(239)	(138)
Loss from discontinued operations, net	(59)	(111)
Net income	$3,848	$1,593

Basic earnings per share:
Income from continuing operations, net of tax	$0.27	$0.12
Loss from discontinued operations, net	(0.00)	(0.01)
Basic earnings per share	$0.26	$0.11

Diluted earnings per share:
Income from continuing operations, net of tax	$0.27	$0.11
Loss from discontinued operations, net	(0.00)	(0.01)
Diluted earnings per share	$0.26	$0.11

Weighted-average common shares outstanding:
Basic	14,695	14,695
Diluted	14,695	14,838

Comprehensive income	$3,848	$1,593

See accompanying Notes to Condensed Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 30, 2018	14,695,176	$15	$96,272	$17,528	$7,844	$121,659
Cumulative effect of change in accounting policy (Note 10)	-	-	-	(1,257)	-	(1,257)
Share-based compensation	-	-	296	-	-	296
Cancellation of subsidiary Class B Units (Note 2 (g))	-	-	6,286	-	(6,286)	-
Net income	-	-	-	3,848	-	3,848
Balances at March 31, 2019	14,695,176	$15	$102,854	$20,119	$1,558	$124,546

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 31, 2017	14,695,176	$15	$95,151	$13,495	$5,200	$113,861
Cumulative effect of change in accounting policy (Note 9)	-	-	-	34	-	34
Share-based compensation	-	-	233	-	1,907	2,140
Net income	-	-	-	1,593	-	1,593
Balances at April 1, 2018	14,695,176	$15	$95,384	$15,122	$7,107	$117,628

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Quarter Ended
	March 31,	April 1,
	2019	2018
Cash flows from operating activities:
Net income	$3,848	$1,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,993	2,642
Equity-based compensation expense	296	2,140
Other, net	(394)	(156)
Changes in assets and liabilities:
Accounts and other receivables	(139)	461
Prepaid expenses and other current assets	979	1,147
Accounts payable	(755)	786
Accrued expenses and other current liabilities	(6,325)	(1,250)
Other assets and liabilities, net	366	(523)
Net cash provided by operating activities	869	6,840

Cash flows from investing activities:
Purchase of property and equipment	(1,614)	(6,177)
Other investing activities	(90)	(4)
Net cash used in investing activities	(1,704)	(6,181)

Cash flows from financing activities:
Payments on long-term debt	(1,250)	(1,250)
Other financing activities	(6)	-
Net cash used in financing activities	(1,256)	(1,250)
Decrease in cash and cash equivalents	(2,091)	(591)
Cash and cash equivalents at beginning of period	8,783	10,711
Cash and cash equivalents at end of period	$6,692	$10,120

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$819	$1,854
Property and equipment obligations accrued at end of period	869	701
Cash paid for interest	171	197
Cash paid for income taxes	27	166

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollars in thousands except per share data)

Note 1 – Organization and Business

J. Alexander’s Holdings, Inc. (the “Company”) was incorporated on August 15, 2014 in the state of Tennessee, and is a holding company which is the sole managing member of and owns all of the outstanding Class A Units of J. Alexander’s Holdings, LLC, the parent company of all of the Company’s operating subsidiaries. The Company became a publicly-traded company, with its stock listed on the New York Stock Exchange under the symbol “JAX”, effective in September of 2015 as a result of the “Spin-off” distribution (the “Spin-off”) by the Company’s former parent, Fidelity National Financial (“FNF”) of all shares of the Company’s common stock owned by FNF to holders of shares of FNF’s Fidelity National Financial Ventures, LLC (“FNFV”)  Group common stock, as it was known at the time of the Spin-off. FNFV is now conducting business independently as Cannae Holdings, Inc.

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants including J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill and Stoney River Steakhouse and Grill (“Stoney River”).  At March 31, 2019 and December 30, 2018, the Company operated 46 restaurants in 16 states.  The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States.  The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2019.  For further information, refer to the Consolidated Financial Statements and footnotes thereto for the fiscal year ended December 30, 2018 included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 14, 2019 (the “2018 Annual Report”).

Total comprehensive income is comprised solely of net income for all periods presented.  There have been no material changes in our significant accounting policies, other than the adoption of accounting pronouncements described in Note 7 below, as compared to the significant accounting policies described in our 2018 Annual Report.

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

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  The quarters ended March 31, 2019 and April 1, 2018 each included 13 weeks of operations.  Fiscal years 2019 and 2018 each include 52 weeks of operations.

(d)	Discontinued Operations and Restaurant Closures

The Company remains party to a lease agreement for a location that was closed in 2013 and is accounted for as a discontinued operation.  The $59 and $111 loss from discontinued operations included in the quarters ended March 31, 2019 and April 1, 2018, respectively, consist solely of exit and disposal costs for this location.

(e)	Transaction Expenses

The Company incurred transaction expenses associated primarily with the proposed acquisition of the Ninety Nine Restaurant and Pub concept totaling $926 for the quarter ended April 1, 2018. Such costs consisted primarily of legal and other professional and consulting fees as well as other miscellaneous costs.  No such costs were recorded for the quarter ended March 31, 2019.

(f)	Earnings per Share

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

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders.  As of March 31, 2019 and December 30, 2018, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $1,558 and $7,844, respectively.  On February 28, 2019, in conjunction with the termination agreement (“Termination Agreement”) entered into in November of 2018 between J. Alexander’s Holdings, LLC and Black Knight Advisory Services, LLC (“Black Knight”), the 1,500,024 Class B Units held by Black Knight were cancelled and forfeited for no consideration. Therefore, the share-based compensation expense associated with the Black Knight grant has been reclassified to additional paid-in capital in the first quarter of 2019, and as of March 31, 2019, non-controlling interests consist solely of the non-cash compensation expense relative to the Class B Units held by management.  Non-controlling interests reported as of December 30, 2018 consisted of non-cash compensation expense associated with Class B Units held by both management and Black Knight.  The Hypothetical Liquidation at Book Value method was used as of each of March 31, 2019 and April 1, 2018 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to those calculations, no allocation of net income was made to non-controlling interests for either of the quarters ended March 31, 2019 or April 1, 2018.

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

(i)   Share Repurchase Program

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Share repurchases under the newly authorized program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first quarter of 2019.

(j)    Debt Modification

In 2019, the Company entered into a modification agreement (“Modification Agreement”) with respect to the loan agreement (the “Loan Agreement”) with its lender, which became effective on January 2, 2019.  The Loan Agreement previously held that both the Company’s development line of credit and its term loan would bear interest at 30-day LIBOR plus 220 basis points and amounts borrowed under the Company’s revolving line of credit and its mortgage loan would bear interest at 30-day LIBOR plus 250 basis points.  The Company’s revolving line of credit previously had a minimum interest rate of 3.25%, and its mortgage loan had minimum and maximum interest rates of 3.25% and 6.25%, respectively. Under the terms of the modified agreement, all of the Company’s notes under the Loan Agreement bear interest at LIBOR plus a sliding interest rate scale determined by the Company’s maximum adjusted debt to EBITDAR ratio.  For the quarter ended March 31, 2019, the Company’s interest rate was set at LIBOR plus 1.85%. The interest rate scale is set forth as follows:

Maximum adjusted debt to EBITDAR ratio	Margin
Less than 1.25X	1.60%
Less than 2.25X	1.85%
Less than 3.25X	2.10%
Greater than 3.25X	2.35%

The Modification Agreement also clarified that the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheets related to the adoption of the new lease accounting standard (see Notes 7 and 10 below) would not be considered debt for purposes of calculating the financial debt covenants previously established under the Loan Agreement. Additionally, the Modification Agreement changed the non-use fee rates with respect to the lines of credit, which is now on a sliding scale based on the same ratios listed above. No further changes to the Loan Agreements were made as a result of the Modification Agreement.

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
(Dollars and shares in thousands, except per share amounts)	March 31,	April 1,
	2019	2018
Numerator:
Income from continuing operations, net of tax	$3,907	$1,704
Loss from discontinued operations, net	(59)	(111)
Net income	$3,848	$1,593
Denominator:
Weighted average shares (denominator for basic earnings per share)	14,695	14,695
Effect of dilutive securities	-	143
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	14,695	14,838

Basic earnings per share:
Income from continuing operations, net of tax	$0.27	$0.12
Loss from discontinued operations, net	(0.00)	(0.01)
Basic earnings per share	$0.26	$0.11
Diluted earnings per share:
Income from continuing operations, net of tax	$0.27	$0.11
Loss from discontinued operations, net	(0.00)	(0.01)
Diluted earnings per share	$0.26	$0.11

Note: Per share amounts may not sum due to rounding.

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares outstanding for the reporting period.  Diluted earnings per share of common stock gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive.  The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards are considered to be antidilutive and, therefore, have been excluded from the diluted earnings per share calculations for the quarters ended March 31, 2019 and April 1, 2018.  However, the now cancelled and forfeited Black Knight profits interest Class B Units outstanding as of April 1, 2018 were considered dilutive, and the impact for the quarter then ended on the diluted earnings per share calculation was 142,521 shares.

The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive.  There were 1,495,750 stock option awards outstanding as of each March 31, 2019 and April 1, 2018.  These awards were considered antidilutive and, therefore, are excluded from the diluted earnings per share calculation for the quarters then ended.

Note 4 – Income Taxes

The net effective tax rate (including the impact of discrete items) for the quarters ended March 31, 2019 and April 1, 2018 was 5.8% and 8.0%, respectively.  The factors that cause the net effective tax rate to vary from the federal statutory rate of 21% for the quarters ended March 31, 2019 and April 1, 2018 include the impact of the Federal Insurance Contribution Act tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these five leases at March 31, 2019 was approximately $932.  In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease.  The total estimated amount of lease payments remaining on this lease at March 31, 2019 was approximately $415.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to three years.  The total estimated amount of lease payments remaining on these two leases as of March 31, 2019 was approximately $53.  There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company.  Management believes any significant loss is remote.

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

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2019
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$87	$-	$-
U.S. government obligations *	297	-	-
Corporate bonds *	2,170	-	-
Cash surrender value - life insurance *	-	2,181	-
Total	$2,554	$2,181	$-

	December 30, 2018
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$86	$-	$-
U.S. government obligations *	296	-	-
Corporate bonds *	2,083	-	-
Cash surrender value - life insurance *	-	2,193	-
Total	$2,465	$2,193	$-

* - As held in the Trust (as defined below).

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

Cash surrender value - life insurance is classified as Level 2 in the fair value hierarchy.  The value of each policy was determined by MassMutual Financial Group, an A-rated insurance company, which provides the value of these policies to the Company on a regular basis.

There were no transfers between the levels listed above during either of the reporting periods.

Unrealized gains or losses on investments held in the Trust are presented as a component of “Other, net” on the Condensed Consolidated Statements of Income and Comprehensive Income.

As of each of March 31, 2019 and December 30, 2018, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature.  The carrying amounts of the long-term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates because of the close proximity of recent refinancing transactions and the quotes obtained for potential financings to the dates of these unaudited Condensed Consolidated Financial Statements (Level 2).

There were no assets and liabilities measured at fair value on a nonrecurring basis during the quarters ended March 31, 2019 and April 1, 2018.

Note 7 – Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) established Accounting Standards Codification (“ASC”) Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU No. 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a lease liability and ROU asset on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  The new standard was effective for the Company on the first day of fiscal year 2019, December 31, 2018, and it elected the optional transition method to apply the standard as of the effective date.  Consequently, financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before December 31, 2018.  See Note 10 – Leases for additional discussion surrounding the adoption of Topic 842 as well as related disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) (“ASU No. 2018-07”), in an effort to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees.  Under ASU No. 2018-07, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.  ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company adopted this guidance at the beginning of fiscal year 2019, and it did not have a significant impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  This update eliminates, modifies and adds a number of disclosure requirements related to fair value measurements in connection with the FASB’s disclosure framework project, the objective of which is to improve the effectiveness of disclosures in the notes to financial statements.  ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. While the Company continues to assess the potential impact of ASU No. 2018-13, it does not expect the adoption of this standard to have a significant impact on the notes to its unaudited Condensed Consolidated Financial Statements.

Note 8 – Related Party Transactions

On September 28, 2015, as part of the Spin-off from FNF, J. Alexander’s Holdings, LLC entered into a management consulting agreement (“Management Consulting Agreement”) with Black Knight, pursuant to which Black Knight provided corporate and strategic advisory services to J. Alexander’s Holdings, LLC.  On November 30, 2018 (“Termination Date”), the Company terminated the Management Consulting Agreement by entering into the Termination Agreement.

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued Black Knight 1,500,024 non-voting Class B Units and was required to pay Black Knight an annual fee equal to 3% of the Company’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement and to reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC.  Under the Management Consulting Agreement, “Adjusted EBITDA” meant the Company’s net income before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.  As a result of the Termination Agreement, in the first quarter of 2019, the Company paid approximately $705 to Black Knight which represented the pro-rata portion of its consulting fees earned during 2018 through the Termination Date.  Additionally, the early termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC required the cash payment of $4,560 to Black Knight as a termination fee which the Company paid on January 31, 2019 using cash on hand.  Consulting fees associated with fiscal year 2017 of approximately $749 were paid during the first quarter of 2018.  During the quarter ended April 1, 2018, expense for consulting fees of $244 was recorded relative to the Management Consulting Agreement.  Such costs are presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.

The Class B Units granted to Black Knight under the Management Consulting Agreement vested in equal installments on the first, second and third anniversaries of the October 6, 2015 grant date, and were measured at fair value at each reporting date through the date of vesting.  This non-cash compensation expense totaled $1,907 during the quarter ended April 1, 2018, and is presented as a component of “General and administrative expenses” in the Condensed Consolidated Statements of Income and Comprehensive Income.  Under the terms of the Termination Agreement, Black Knight had 90 days from the Termination Date to exercise its right to convert the value of such units above the applicable hurdle rate to the Company’s common stock.  Since Black Knight did not exercise its conversion rights within the 90-day period, the Class B Units were cancelled and forfeited for no consideration on February 28, 2019.

Note 9 – Revenue

On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to those contracts which were not completed as of the adoption date.  The Company recorded a net increase to opening retained earnings of $34 as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact wholly related to the Company’s accounting for gift card breakage.

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented:

	Quarter Ended
	March 31,	April 1,
	2019	2018
Restaurant	$64,497	$61,682
Gift card breakage	237	227
Net sales	$64,734	$61,909

The Company recognized revenue associated with gift cards redeemed by guests during the quarters ended March 31, 2019 and April 1, 2018 of $1,515 and $1,388, respectively.  Further, of the amounts that were redeemed during the quarters ended March 31, 2019 and April 1, 2018, $1,313 and $1,194, respectively, were recorded within unearned revenue at the beginning of each the respective fiscal years.  Unearned revenue increased by $612 and $564 as a result of gift cards sold during the quarters ended March 31, 2019 and April 1, 2018, respectively.

Note 10 – Leases

Adoption of ASC Topic 842, Leases

As discussed in Note 7 – Recent Accounting Pronouncements, the Company adopted ASC Topic 842, Leases, as of the first day of fiscal year 2019, December 31, 2018, electing the optional transition method to apply the standard as of the effective date.   Accordingly, financial information for periods prior to the first day of fiscal year 2019 has not been adjusted to reflect the effects of Topic 842, and the Company recorded a cumulative-effect adjustment to opening retained earnings for the impairment of an abandoned ROU asset at the effective date for a restaurant that was previously impaired and the remaining lease payments were accounted for under ASC Topic 420, Exit or Disposal Obligations.  Additionally, the adoption of Topic 842 had a material impact on the Company’s assets and liabilities as a result of the recognition of operating lease ROU assets and lease liabilities on its Condensed Consolidated Balance Sheets. The adoption of Topic 842 did not have a material effect on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows.

Topic 842 provided a number of optional practical expedients in transition. The Company elected the package of practical expedients, which permits the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  The Company also elected the practical expedient that permits the Company to not assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 are now considered leases under Topic 842. The Company also elected the practical expedient to account for lease and non-lease components as a single component for certain classes of underlying assets, specifically real property. Additionally, the Company elected a short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less). The Company did not elect the use-of-hindsight practical expedient which would have permitted a reassessment of lease terms for existing leases.

As of the date of adoption, the Company was party to 30 separate operating leases for real estate on which it operates its restaurants and has its corporate office space. During the quarter ended March 31, 2019, the Company entered into one additional lease for a new restaurant location, and the associated commencement date was also during the first quarter of 2019.

The effects of the changes made to the Company’s Condensed Consolidated Balance Sheets as of December 31, 2018 for the adoption of Topic 842 were as follows:

	December 30,	Adjustments Due to	December 31,
	2018	the Adoption of Topic 842	2018
Assets
Noncurrent assets:
Other assets	$5,557	$(149)	$5,408
Right-of-use lease assets	-	70,666	70,666
Deferred income taxes	539	434	973
Liabilities and stockholders' equity
Current liabilities:
Current portion of lease liabilities	-	3,707	3,707
Long-term liabilities:
Long-term lease liabilities	-	75,489	75,489
Other long-term liabilities	6,995	(6,988)	7
Stockholders' equity:
Retained earnings	17,528	(1,257)	16,271

Significant Accounting Policy

The Company through its subsidiaries has land only, building only, and land and building leases for a number of its restaurants and its corporate offices that are recorded as operating leases. The Company determines if an arrangement meets the definition of a lease at inception, at which time it also performs an analysis to determine whether the lease qualifies as operating or financing. Operating leases are included in operating lease ROU assets and operating lease current and long-term liabilities on the Company’s Condensed Consolidated Balance Sheets. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term, and is included in other operating expenses (for restaurant properties) or general and administrative expense (for corporate office space) on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. The Company does not currently have any arrangements that are classified as financing leases.

Most of the Company’s leases have rent escalation clauses and some have rent holiday and contingent rent provisions.  Terms for these leases are generally for 15 to 20 years and, in many cases, the leases provide for one or more five‑year renewal options. As stated, the rent expense under these leases is recognized on a straight‑line basis over an expected lease term, including cancelable option periods when it is reasonably assured that such option periods will be exercised because failure to do so would result in a significant economic penalty, and these periods are recognized as a part of the ROU asset and related lease liability. The Company begins recognizing rent expense on the date that it or its subsidiaries become legally obligated under the lease and takes possession of or is given control of the leased property. Rent expense incurred during the construction period for a leased restaurant location is included in pre‑opening expense. Contingent rent expense is generally based upon sales levels and is typically accrued when it is deemed probable that it will be payable.  These costs are disclosed as variable lease costs. Any tenant improvement allowances received from landlords under operating leases are recorded as a reduction to the related ROU asset.  The same lease term that is used to calculate the lease liabilities is also used for assessing leases for finance or operating lease accounting.  Many of the Company’s leases require payments for property taxes, insurance, maintenance and certain other costs.  The variable portion of these payments are not included as a component of the Company’s ROU assets and lease liabilities.  Rather, variable payments, other than those dependent on an index or rate, are expensed as incurred and are disclosed as variable lease costs.

Certain of the Company’s leases include both lease (i.e. fixed payments including rent) and non-lease components (e.g., common-area maintenance, marketing, and other miscellaneous fixed costs) which are accounted for as a single lease component as the Company has elected the practical expedient to group lease and non-lease components for real estate leases. The Company is also a party to leases which have a non-cancelable lease term of less than one year with no option to purchase the underlying asset and, therefore, it has elected to exclude these short-term leases from its ROU assets and lease liabilities.

For our existing operating leases that commenced prior to the adoption of Topic 842, we made an accounting policy election to use the incremental borrowing rate for our leases considering the remaining lease term and remaining minimum rental payments during transition in establishing our lease liabilities. For new leases entered into after the adoption of Topic 842, we will use an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made on or before the commencement date of the lease, less any lease incentives received. As the rate implicit in the lease is not readily determinable in the Company’s leases, it uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rates used are estimated based on what the Company would be required to pay for a collateralized loan over a similar term. Additionally, based on the applicable lease terms and the current economic environment, the Company applies a portfolio approach for determining the incremental borrowing rate for its real estate leases.

Components of lease cost are as follows:

Quarter Ended
March 31,
2019
Operating lease cost	$2,273
Variable lease cost	1,239
Short-term lease cost	42
Total lease cost	$3,554

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

Quarter Ended March 31,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,088
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$3,750

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows as of the period indicated:

March 31,
2019
Weighted-average remaining lease term	16.1 years
Weighted-average discount rate	6.01%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

March 31,
2019
2019 (1)	$6,250
2020	8,927
2021	9,140
2022	9,302
2023	9,327
2024 and thereafter	93,639
Total minimum lease payments	136,585
Less: Imputed interest (2)	53,784
Present value of lease liabilities	$82,801
(1) Excluding the 13 weeks ended March 31, 2019

(2) Amount necessary to reduce net minimum lease payments to present value calculated using our incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of Topic 842) or lease inception (for those leases entered into after the adoption date).

As previously disclosed in the Company’s 2018 Annual Report and under the previous lease accounting standard, minimum lease payments under non-cancelable operating leases (including renewal options and those restaurants reported as discontinued operations) were expected to be as follows:

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
•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” discussed in the Annual Report on Form 10-K for the fiscal year ended December 30, 2018 filed with the SEC on March 14, 2019 (the “2018 Annual Report”).

These factors should not be construed as exhaustive and should be read with the other cautionary statements in the 2018 Annual Report.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in the 2018 Annual Report.  All forward-looking statements are expressly qualified in their entirety by these cautionary statements.  You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.  Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. We expressly disclaim any intent or obligation to update these forward-looking statements.

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

While each restaurant concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.”  As of May 9, 2019, we operated a total of 46 locations across 16 states.  In April 2018, we opened one new J. Alexander’s location in King of Prussia, Pennsylvania.  Additionally, we opened one new Stoney River location in Troy, Michigan in October 2018.

We believe our restaurants deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  Predominately through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 46 restaurants across 16 states as of May 9, 2019.  Our sales growth in recent years has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our restaurants, grow our revenue and improve our profitability by:

•	increasing our same store guest counts and sales through providing high quality food and service;
•	pursuing new restaurant development;
•	potentially expanding beyond our current existing restaurant concepts; and
•	improving our margins and leveraging infrastructure.

The most recent restaurant openings include a Stoney River restaurant in Troy, Michigan during October 2018 and a J. Alexander’s restaurant in King of Prussia, Pennsylvania in April 2018.  In addition, the Company expects to open one new J. Alexander’s / Grill restaurant in the fourth quarter of 2019, which will be located in Houston, Texas.  In April 2019, the Company announced the signing of a lease to open a new Redlands Grill in San Antonio, TX which, due to unique site development requirements, will be scheduled to open in the first half of fiscal year 2020.  We believe that we can grow our base of restaurants by up to 10% annually through new restaurant development.  However, our restaurants often have a slower ramp up than many other restaurant groups due to our reliance on repeat business of a relatively small group of guests within each market.  Having opened six restaurants since the beginning of 2016, all of which are at different stages of maturity, our near-term focus will be on ramping up guest traffic and sales at certain of the newer locations while we continue to evaluate promising opportunities relative to new restaurant development.

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

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the 18th month of operations.  Our same store restaurant base consisted of 44 restaurants at March 31, 2019.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Depreciation and Amortization.  Depreciation and amortization principally includes depreciation on restaurant fixed assets, including equipment and leasehold improvements, and amortization of certain intangible assets for restaurants.  We depreciate capitalized leasehold improvements over the shorter of the total expected lease term or their estimated useful life.  As we open additional restaurants, depreciation and amortization is expected to increase as a result of our increased capital expenditures.

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

Interest Expense.  Interest expense consists primarily of interest on our outstanding indebtedness.  Our debt issuance costs are recorded at cost and are amortized over the lives of the related debt.

Income Tax (Expense) Benefit.  This represents expense or benefit related to the taxable income at the federal, state and local level.

Discontinued Operations.  We remain a party to a lease for a restaurant that closed in 2013 which we determined met the criteria for classification as discontinued operations.  Expenses related to continuing obligations under this lease agreement are recognized as discontinued operations, net.

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	March 31,	April 1,	Percent Change
(Unaudited, dollars in thousands)	2019	2018	2019 vs. 2018

Net sales	$64,734	$61,909	4.6%
Costs and expenses:
Cost of sales	20,528	19,261	6.6
Restaurant labor and related costs	19,550	18,226	7.3
Depreciation and amortization of restaurant property and equipment	2,929	2,569	14.0
Other operating expenses	12,684	12,018	5.5
Total restaurant operating expenses	55,691	52,074	6.9
Transaction and integration expenses	-	926	(100.0)
General and administrative expenses	4,756	6,525	(27.1)
Pre-opening expenses	21	326	(93.6)
Total operating expenses	60,468	59,851	1.0
Operating income	4,266	2,058	107.3
Other income (expense):
Interest expense	(186)	(174)	6.9
Other, net	66	(42)	(257.1)
Total other expense	(120)	(216)	(44.4)
Income from continuing operations before income taxes	4,146	1,842	125.1
Income tax expense	(239)	(138)	73.2
Loss from discontinued operations, net	(59)	(111)	(46.8)
Net income	$3,848	$1,593	141.6%

	Quarter Ended
As a Percentage of Net Sales:	March 31,	April 1,
	2019	2018
Costs and expenses:
Cost of sales	31.7%	31.1%
Restaurant labor and related costs	30.2	29.4
Depreciation and amortization of restaurant property and equipment	4.5	4.1
Other operating expenses	19.6	19.4
Total restaurant operating expenses	86.0	84.1
Transaction and integration expenses	-	1.5
General and administrative expenses	7.3	10.5
Pre-opening expenses	0.0	0.5
Total operating expenses	93.4	96.7
Operating income	6.6	3.3
Other income (expense):
Interest expense	(0.3)	(0.3)
Other, net	0.1	(0.1)
Total other expense	(0.2)	(0.3)
Income from continuing operations before income taxes	6.4	3.0
Income tax expense	(0.4)	(0.2)
Loss from discontinued operations, net	(0.1)	(0.2)
Net income	5.9%	2.6%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's / Grill Restaurants	33	32
Stoney River Steakhouse and Grill	13	12

Average weekly sales per restaurant:
J. Alexander's / Grill Restaurants	$117,300	$118,300
Percent change	(0.8)%
Stoney River Steakhouse and Grill	$85,200	$82,700
Percent change	3.0%

Average weekly same store sales per restaurant:
J. Alexander's / Grill Restaurants	$118,700	$118,300
Percent change	0.3%
Stoney River Steakhouse and Grill	$84,500	$82,700
Percent change	2.2%

Net Sales

Net sales increased by $2,825, or 4.6%, in the first quarter of 2019 compared to the first quarter of 2018 due partially to an increase in same store sales of $688.  Sales increases in the first quarter of 2019 attributable to the two restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $2,127.  An increase of $10 in gift card breakage also contributed to the increase in net sales for the first quarter of 2019.

Average weekly same store sales at J. Alexander’s / Grill restaurants for the first quarter of 2019 increased by 0.3% to $118,700, compared to $118,300 in the first quarter of 2018.  Average weekly same store sales at Stoney River restaurants for the first quarter of 2019 increased by 2.2% to $84,500 compared to $82,700 in the first quarter of 2018.

At J. Alexander’s / Grill restaurants, the average check per guest, including alcoholic beverage sales, increased by 1.5% to $32.37 in the first quarter of 2019 from $31.89 in the first quarter of 2018.  For the 32 locations in the same store base of restaurants, the average check per guest also increased by 1.5% for the first quarter of 2019 relative to the same period of 2018.  Management estimates that menu prices increased by approximately 0.3% in the first quarter of 2019 compared to the first quarter of 2018.  Management estimates that weekly average guest counts decreased by approximately 1.1% in the first quarter compared to the corresponding period of 2018 within the same store base of restaurants.  On a consolidated basis, management estimates that weekly average guest counts decreased by approximately 2.3% in the first quarter of 2019 compared to the same period of 2018.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 0.2% to $42.59 in the first quarter of 2019 from $42.66 in the first quarter of 2018.  For the 12 locations in the same store base of restaurants, the average check per guest totaled $43.02 during the first quarter of 2019, a 0.8% increase from $42.66 in the first quarter of 2018.  Management estimates that menu prices increased by 0.3% in the first quarter of 2019 compared to the corresponding period of 2018.  Management estimates that weekly average guest counts increased by approximately 1.2% within the same store base of restaurants during the first quarter of 2019 compared to the same period of 2018.  Similarly, management estimates that weekly average guest counts increased by approximately 3.1% on a consolidated basis for the first quarter of 2019, compared to the first quarter of 2018.

It should be noted that, due to severe winter weather conditions during the first quarter of 2019, our restaurants were forced to temporarily close for 14 days resulting in estimated lost revenue of approximately $175 across all restaurants.  During the first quarter of 2018, however, restaurants were closed for 27 days as a result of adverse weather conditions, which accounted for an estimated loss of revenue amounting to $400.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 86.0% of net sales in the first quarter of 2019 from 84.1% of net sales in the first quarter of 2018.  The increase in the first quarter of 2019 compared to the corresponding period of 2018 was due to higher cost of sales, restaurant labor and related costs and other operating expenses as well as additional depreciation and amortization of restaurant equipment as a result of the opening of new restaurants along with the remodeling of certain other restaurants.

Cost of sales, which includes the cost of food and beverages, increased to 31.7% of net sales for the first quarter of 2019 from 31.1% of net sales in the first quarter of 2018. The increase during the first quarter of 2019 is due primarily to the effect of higher input costs for beef and produce partially offset by a decrease in alcoholic beverage costs compared to the first quarter of 2018.  Management estimates that inflation in food costs in the first quarter of 2019 for J. Alexander’s / Grill locations and Stoney River restaurants was approximately 1.9% and 3.2%, respectively.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 30% of this expense category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Grill restaurants were higher in the first quarter of 2019 compared to the same period of 2018 by approximately 5.7%.  At Stoney River, prices paid for beef were up approximately 7.2% in the first quarter of 2019 compared to the same period of 2018.  Our beef purchases currently remain subject to variable market conditions.  While the Company believes there is potential for higher beef prices later in the year due to recent flooding in the Midwest, the current expectation is that beef prices for the remainder of 2019 will be manageable compared to historical trends.

Restaurant labor and related costs totaled 30.2% and 29.4% of net sales in the first quarters of 2019 and 2018, respectively.  The increase noted during the first quarter of 2019 was primarily due to modest wage inflation and the effect of higher labor costs incurred by the J. Alexander’s restaurant opened in King of Prussia, Pennsylvania during the second quarter of 2018 and the Stoney River restaurant opened in Troy, Michigan during the fourth quarter of 2018.  Labor costs in our new restaurants generally run higher in the early months of operations as experience is gained by newer restaurant employees and efficiencies are established in the front and back-of-house operations.

Depreciation and amortization of restaurant property and equipment increased by $360, or 14.0%, in the first quarter of 2019 compared to the corresponding period of 2018 primarily due to the impact of the J. Alexander’s restaurant opened in King of Prussia, Pennsylvania during the second quarter of 2018 as well as the Stoney River restaurant opened in Troy, Michigan during the fourth quarter of 2018, each of which impacted the Company for the first quarter of 2019.  Further, we recorded additional depreciation expense associated with restaurant remodels which occurred during the latter part of 2018.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, totaled 19.6% and 19.4% of net sales in the first quarter of 2019 and 2018, respectively.  The Company recorded additional expense associated with contracted service and maintenance, credit card fees and property taxes which was partially offset by decreases in repairs and maintenance and other miscellaneous costs.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, costs associated with the Management Consulting Agreement with Black Knight in periods prior to the termination of the agreement and other costs incurred above the restaurant level, decreased by $1,769, or 27.1%, in the first quarter of 2019 compared to the first quarter of 2018.  The most significant component of the decrease during the first quarter of 2019 included the Black Knight profits interest grant that became fully-vested in the fourth quarter of 2018 and was subsequently forfeited in the first quarter of 2019, the details of which are discussed in greater detail below.  The Company recorded $1,907 of expense during the first quarter of 2018 with no such expense in the first quarter of 2019.  Additionally, the Company recorded decreased expense associated with the Black Knight management fee as a result of the termination of the consulting agreement which is also discussed below.  Further, the Company’s travel and accounting and auditing expenses decreased in the first quarter of 2019 compared to the same quarter in 2018. The decrease in general and administrative expenses was partially offset by increased expense related to benefit plan administration, incentive compensation and restaurant management training salaries.

Transaction Expenses

Transaction expenses consist primarily of legal and consulting costs, accounting fees, and, to a lesser extent, other professional fees and miscellaneous costs. During the first quarter of 2018, we incurred approximately $926 of transaction expenses associated with the terminated acquisition of Ninety Nine Restaurant and Pub.  No such expenses were recorded during the first quarter of 2019.

Pre-opening Expenses

Pre-opening expenses consist of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expenses also include rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.  For the quarters ended March 31, 2019 and April 1, 2018, pre-opening expenses of $21 and $326, respectively, were recorded.  During the first three months of 2019, the Company recorded pre-opening expenses associated with a new J. Alexander’s restaurant in Houston, Texas for which we began incurring rent expense as we took possession of the property in March 2019.  Pre-opening expenses recorded during the first three months of 2018 included expenses associated with the J. Alexander’s restaurant in King of Prussia, Pennsylvania which commenced operations in the second quarter of 2018.

Other Income (Expense)

Interest expense increased by $12, or 6.9%, in the first quarter of 2019 compared to the first quarter of 2018.  While we experienced modest increases in interest rates during the first quarter of 2019 compared to interest rates in the first quarter of 2018, interest expense increased in the first quarter of 2019 due to the impact of interest capitalized during the first quarter of 2018 while the Company was constructing the J. Alexander’s restaurant in King of Prussia, Pennsylvania, which opened during the second quarter of 2018.

Income Taxes

We reported income tax expense of $239 and $138 for the quarters ended March 31, 2019 and April 1, 2018, respectively, reflecting the Company’s federal, state and local income tax liability or benefit, as applicable, for its allocable share of income of J. Alexander’s Holdings, LLC.  The increase of $101 in the first quarter of 2019 compared to the same period of 2018 primarily relates to increased income from continuing operations before income taxes between the aforementioned periods.

Discontinued Operations

Losses from discontinued operations totaling $59 and $111 for the quarters ended March 31, 2019 and April 1, 2018, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement for a closed location to which the Company remains a party.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements.  Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility.  As of March 31, 2019, cash and cash equivalents totaled $6,692.  Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants, and meeting debt service requirements and operating lease obligations.  Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under the loan agreements with our lender will be sufficient to finance our planned capital expenditures and other operating activities for the next 12 months.

Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants.  We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may be adversely affected by a number of factors, including a decrease in guest traffic or average check per guest due to changes in economic conditions, as described in detail in the 2018 Annual Report, under the heading “Risk Factors.”

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2019 and April 1, 2018:

	Quarter Ended
	March 31,	April 1,
	2019	2018

Net cash provided by (used in):
Operating activities	$869	$6,840
Investing activities	(1,704)	(6,181)
Financing activities	(1,256)	(1,250)
Net decrease in cash and cash equivalents	$(2,091)	$(591)

Operating Activities.  Net cash flows provided by operating activities decreased to $869 for the first three months of 2019 from $6,840 for the corresponding period of 2018, a decrease of $5,971.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first three months of 2019, net sales increased by $2,815, which excludes the impact of the comparative increase in gift card breakage of $10, relative to the corresponding period of 2018, and total restaurant operating expenses increased by $3,617 compared to the first three months of 2018, resulting in a net decrease to cash flow from operations of approximately $802.  Additionally, transaction cost payments were approximately $3,890 higher during the first three months of 2019 compared to the corresponding period of 2018, which was primarily related to the Black Knight termination fee paid during the quarter of $4,560 partially offset by transaction cost payments that occurred in the first quarter of 2018.  Finally, due to the timing of payments of our trade accounts payable, this balance was approximately $1,374 lower when compared to the balance at the end of the 2018 quarter.

Investing Activities. Net cash used in investing activities for the first three months of 2019 totaled $1,704 compared to $6,181 in the corresponding period of 2018, with the 2019 use of cash being attributed primarily to capital expenditures related to restaurant remodels that occurred at certain locations as well as routine additions at other locations.  Cash used in investing activities in the first three months of 2018 was primarily attributable to capital expenditures related to the construction of the J. Alexander’s restaurant which opened in King of Prussia, Pennsylvania during the second quarter of 2018, and the Stoney River restaurant which opened in Troy, Michigan during the fourth quarter of 2018 as well as certain remodels of J. Alexander’s / Grill restaurants.

Financing Activities. Net cash used in financing activities for the first three months of 2019 totaled $1,256 compared to $1,250 in the corresponding period of 2018, an increase of $6.  Cash payments associated with the Company’s debt remained the same in the first quarter of 2019 relative to the first quarter of 2018.  In the first quarter of 2019, we made a $6 payment for deferred financing fees related to the modification of our loan agreement discussed in detail below.

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

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grill restaurant, or Stoney River location, and anticipate that all new Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend approximately $700 per restaurant for pre-opening expenses and pre-opening rent expense, and expect that such expenses will approximate $800 in fiscal year 2019 related to the new J. Alexander’s / Grill restaurant in Houston, Texas currently scheduled to open in the fourth quarter of 2019 and, to a lesser extent, the new Redlands Grill restaurant in San Antonio, Texas scheduled for opening in fiscal year 2020.

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

For fiscal year 2019, we currently estimate capital expenditure outlays will range between $14,000 and $16,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the planned opening of one J. Alexander’s / Grill restaurant during the fourth quarter of 2019 as well as capital expenditures incurred in connection with the remodels discussed above, to maintain our existing restaurants and for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and by the use of our loan agreements as necessary, depending upon the timing of expenditures.

An additional long-term capital requirement includes the funding of the Amended and Restated Salary Continuation Agreements (the “Salary Continuation Agreements”) in place with certain current and former officers of the Company and the related “rabbi trust” (the “Trust”).  On October 19, 2015, the Trust was established and funded with a total of $4,304, which consisted of $2,415 in cash and $1,889 in cash surrender values of whole life insurance policies.  These assets are classified as noncurrent within the Company’s condensed consolidated financial statements.  The Company made additional cash contributions of $75 and $95 to the Trust in fiscal years 2019 and 2018, respectively, and will continue to make contributions to the Trust in the future in order to maintain the level of funding required by the Salary Continuation Agreements.

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Share repurchases under the newly authorized program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first quarter of 2019.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.  We had a working capital deficit of $15,387 at March 31, 2019 compared to a deficit of $16,313 at December 30, 2018.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

Credit Facility

The Company currently has four separate notes under its Second Amended and Restated Loan Agreement (“Loan Agreement”) with Pinnacle Bank. The borrower under the Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, assets sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements. The Loan Agreement consists of the following:

•

A $1,000 revolving line of credit (“Revolving Line of Credit”), that matures on September 3, 2019, and which may be used for general corporate purposes. The outstanding balance was $0 at both March 31, 2019 and December 30, 2018.

•	A $15,000 term loan (“Mortgage Loan”) entered into in 2013 with a term of seven years ending on September 3, 2020.
•	A $20,000 development line of credit (“Development Line of Credit”), with a term of five years ending on May 3, 2020.
•	A $10,000 term loan (“Term Loan”) entered into in 2015 with a term of five years ending on May 3, 2020.

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

The Loan Agreement also includes certain financial covenants and the modification agreement entered into in January 2019 states that the calculation of such covenants shall not be impacted by the Company’s adoption of ASC 842, Leases.  A fixed charge coverage ratio of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ending must be maintained.  The fixed charge coverage ratio is defined in the Loan Agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus non-cash share based compensation expense minus the greater of either actual store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40 to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long-term debt and capital lease obligations made during such period, all determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  J. Alexander’s, LLC was in compliance with these financial covenants as of December 30, 2018 and March 31, 2019.

At March 31, 2019, the amounts outstanding under the Development Line of Credit and the Revolving Line of Credit were $4,000 and $0, respectively, and a total of $17,000 was available to us for borrowing under these lines of credit on this date.  At March 31, 2019, $5,833 was outstanding under the Mortgage Loan and an additional $3,889 was outstanding under the Term Loan.  At March 31, 2019, the Loan Agreement is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $31,428.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of March 31, 2019, is as follows:

Wendy's restaurants (seven leases)	$985
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	415
Total contingent liability related to assigned leases	$1,400

The Company has never been required to pay any such contingent liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that management believes to be the most significant judgments and estimates used in the preparation of the Company’s Condensed Consolidated Financial Statements.  Judgments or uncertainties regarding the application of these policies could potentially result in materially different amounts being reported under different assumptions and conditions.  There have been no material changes, other than those related to the adoption of the new accounting pronouncement as described in Part I, Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 10 – Leases, to the critical accounting policies previously reported in the Consolidated Financial Statements and footnotes thereto for the fiscal year ended December 30, 2018 included in the 2018 Annual Report.

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

(b)

Changes in internal controls.  There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, during the quarter ended March 31, 2019, the Company modified existing controls and processes to support the adoption of the new lease accounting standard that the Company adopted as of December 31, 2018, which included the implementation of new lease accounting software. There were no significant changes to the Company's internal control over financial reporting due to the adoption of the new standard.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 5 (c) Commitments and Contingencies – Litigation Contingencies.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

3.2

Articles of Correction to Amended and Restated Charter of J. Alexander’s Holdings, Inc., dated September 22, 2015 (Exhibit 3.2 of Form S-8 filed November 3, 2015 (File No. 333-207780), is incorporated herein by reference).

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

10.1

Modification Agreement, dated January 2, 2019, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.6 of Annual Report on Form 10-K filed March 14, 2019 (File No. 1-37473), is incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: May 9, 2019	/s/ Mark A. Parkey
Mark A. Parkey
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	/s/ Jessica L. Hagler
Jessica L. Hagler
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)