Form 10-Q
period 2019-06-30
J. Alexander's Holdings, Inc.
filed 2019-08-09
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 8, 2019, 14,695,176 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	June 30,	December 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$8,451	$8,783
Accounts and other receivables	1,982	1,749
Inventories	2,697	3,134
Prepaid expenses and other current assets	3,825	3,799
Total current assets	16,955	17,465
Other assets	5,508	5,557
Property and equipment, at cost, less accumulated depreciation and amortization of $59,420 and $53,821 as of June 30, 2019 and December 30, 2018, respectively	107,564	109,332
Right-of-use lease assets, net	72,374	-
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,648	25,647
Deferred income taxes, net	1,762	539
Deferred charges, less accumulated amortization of $313 and $285 as of June 30, 2019 and December 30, 2018, respectively	258	272
Total assets	$245,806	$174,549

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,366	$6,135
Accrued expenses and other current liabilities	9,242	14,697
Unearned revenue	2,551	3,946
Current portion of long-term debt	8,722	9,000
Current portion of lease liabilities	3,987	-
Total current liabilities	30,868	33,778
Long-term debt, net of portion classified as current and deferred loan costs	3,682	5,866
Long-term lease liabilities	77,957	-
Deferred compensation obligations	6,278	6,251
Other long-term liabilities	11	6,995
Total liabilities	118,796	52,890
Stockholders' Equity:
Common stock, par value $0.001 per share: Authorized 30,000,000 shares; issued and outstanding 14,695,176 shares as of June 30, 2019 and December 30, 2018, respectively	15	15
Preferred stock, par value $0.001 per share: Authorized 10,000,000 shares; no shares issued and outstanding as of June 30, 2019 or December 30, 2018	-	-
Additional paid-in capital	103,150	96,272
Retained earnings	22,287	17,528
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	125,452	113,815
Non-controlling interests	1,558	7,844
Total stockholders' equity	127,010	121,659
Commitments and contingencies
Total liabilities and stockholders' equity	$245,806	$174,549

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Net sales	$62,229	$60,420	$126,963	$122,329
Costs and expenses:
Cost of sales	19,803	19,433	40,331	38,694
Restaurant labor and related costs	19,157	18,781	38,707	37,007
Depreciation and amortization of restaurant property and equipment	2,950	2,696	5,879	5,265
Other operating expenses	12,428	11,943	25,112	23,961
Total restaurant operating expenses	54,338	52,853	110,029	104,927
Transaction, contested proxy and other related expenses	651	7	651	933
General and administrative expenses	4,772	4,722	9,528	11,247
Pre-opening expenses	125	504	146	830
Total operating expenses	59,886	58,086	120,354	117,937
Operating income	2,343	2,334	6,609	4,392
Other income (expense):
Interest expense	(169)	(186)	(355)	(360)
Other, net	70	55	136	13
Total other expense	(99)	(131)	(219)	(347)
Income from continuing operations before income taxes	2,244	2,203	6,390	4,045
Income tax (expense) benefit	(18)	12	(257)	(126)
Loss from discontinued operations, net	(58)	(110)	(117)	(221)
Net income	$2,168	$2,105	$6,016	$3,698

Basic earnings per share:
Income from continuing operations, net of tax	$0.15	$0.15	$0.42	$0.27
Loss from discontinued operations, net	(0.00)	(0.01)	(0.01)	(0.02)
Basic earnings per share	$0.15	$0.14	$0.41	$0.25

Diluted earnings per share:
Income from continuing operations, net of tax	$0.15	$0.15	$0.42	$0.26
Loss from discontinued operations, net	(0.00)	(0.01)	(0.01)	(0.01)
Diluted earnings per share	$0.15	$0.14	$0.41	$0.25

Weighted-average common shares outstanding:
Basic	14,695	14,695	14,695	14,695
Diluted	14,735	14,901	14,715	14,869

Comprehensive income	$2,168	$2,105	$6,016	$3,698

See accompanying Notes to Condensed Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 30, 2018	14,695,176	$15	$96,272	$17,528	$7,844	$121,659
Cumulative effect of change in accounting policy (Note 10)	-	-	-	(1,257)	-	(1,257)
Share-based compensation	-	-	296	-	-	296
Cancellation of subsidiary Class B Units (Note 2(g))	-	-	6,286	-	(6,286)	-
Net income	-	-	-	3,848	-	3,848
Balances at March 31, 2019	14,695,176	15	102,854	20,119	1,558	124,546
Share-based compensation	-	-	296	-	-	296
Net income	-	-	-	2,168	-	2,168
Balances at June 30, 2019	14,695,176	$15	$103,150	$22,287	$1,558	$127,010

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 31, 2017	14,695,176	$15	$95,151	$13,495	$5,200	$113,861
Cumulative effect of change in accounting policy (Note 9)	-	-	-	34	-	34
Share-based compensation	-	-	233	-	1,907	2,140
Net income	-	-	-	1,593	-	1,593
Balances at April 1, 2018	14,695,176	15	95,384	15,122	7,107	117,628
Share-based compensation	-	-	296	-	(53)	243
Net income	-	-	-	2,105	-	2,105
Balances at July 1, 2018	14,695,176	$15	$95,680	$17,227	$7,054	$119,976

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended
	June 30,	July 1,
	2019	2018
Cash flows from operating activities:
Net income	$6,016	$3,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,008	5,411
Amortization of right-of-use lease assets, net	2,059	-
Equity-based compensation expense	592	2,383
Other, net	(669)	(282)
Changes in assets and liabilities:
Accounts and other receivables	(233)	425
Prepaid expenses and other current assets	(26)	(162)
Accounts payable	(880)	(653)
Accrued expenses and other current liabilities	(5,455)	(1,654)
Lease right-of-use assets and liabilities	(1,020)	-
Other assets and liabilities, net	(920)	(587)
Net cash provided by operating activities	5,472	8,579

Cash flows from investing activities:
Purchase of property and equipment	(3,176)	(9,019)
Other investing activities	(122)	(512)
Net cash used in investing activities	(3,298)	(9,531)

Cash flows from financing activities:
Payments on long-term debt	(2,500)	(2,500)
Other financing activities	(6)	-
Net cash used in financing activities	(2,506)	(2,500)
Decrease in cash and cash equivalents	(332)	(3,452)
Cash and cash equivalents at beginning of period	8,783	10,711
Cash and cash equivalents at end of period	$8,451	$7,259

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$819	$1,854
Property and equipment obligations accrued at end of period	1,930	1,760
Cash paid for interest	327	402
Cash paid for income taxes	740	234

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

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants including J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill and Stoney River Steakhouse and Grill (“Stoney River”).  At June 30, 2019 and December 30, 2018, the Company operated 46 restaurants in 16 states.  The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States.  The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the quarter and six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2019.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 14, 2019, as amended on April 29, 2019 (the “2018 Annual Report”).

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

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  The quarters and six-month periods ended June 30, 2019 and July 1, 2018 each included 13 weeks of operations.  Fiscal years 2019 and 2018 each include 52 weeks of operations.

(d)	Discontinued Operations and Restaurant Closures

The Company remains party to a lease agreement for a location that was closed in 2013 and is accounted for as a discontinued operation.  The $58 and $110 loss from discontinued operations included in the quarters ended June 30, 2019 and July 1, 2018, respectively, and losses for the six-month periods ended June 30, 2019 and July 1, 2018 of $117 and $221, consist solely of exit and disposal costs for this location.

(e)	Transaction, Contested Proxy and Other Related Expenses

Transaction, contested proxy and other related expenses totaled $651 for the quarter and six-month periods ended June 30, 2019, respectively. These expenses included legal, proxy solicitor, and other professional and consulting fees along with printing and postage costs and other miscellaneous costs associated with both soliciting shareholder proxies for the Company’s 2019 annual meeting of shareholders as well as costs related to the evaluation of strategic opportunities.

During the quarter and six-month periods ended July 1, 2018, the Company incurred transaction, contested proxy and other related expenses of $7 and $933, respectively, which were associated primarily with the terminated acquisition of the Ninety Nine Restaurant and Pub concept. Such costs consisted primarily of legal and other professional and consulting fees as well as other miscellaneous costs.

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

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders.  As of June 30, 2019 and December 30, 2018, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $1,558 and $7,844, respectively.  On February 28, 2019, in conjunction with the termination agreement (“Termination Agreement”) entered into in November of 2018 between J. Alexander’s Holdings, LLC and Black Knight Advisory Services, LLC (“Black Knight”), the 1,500,024 Class B Units held by Black Knight were cancelled and forfeited for no consideration. Therefore, the share-based compensation expense associated with the Black Knight grant has been reclassified to additional paid-in capital in the first half of 2019, and as of June 30, 2019, non-controlling interests consist solely of the non-cash compensation expense relative to the Class B Units held by management.  Non-controlling interests reported as of December 30, 2018 consisted of non-cash compensation expense associated with Class B Units held by both management and Black Knight.  The Hypothetical Liquidation at Book Value method was used as of each of June 30, 2019 and July 1, 2018 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to those calculations, no allocation of net income was made to non-controlling interests for either of the quarters and six-month periods ended June 30, 2019 or July 1, 2018.

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

(i)   Share Repurchase Program

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Share repurchases under the newly authorized program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first half of 2019.

(j)    Debt Modification

In 2019, J. Alexander’s, LLC, a subsidiary of the Company, entered into a modification agreement (“Modification Agreement”) with respect to the loan agreement (the “Loan Agreement”) with its lender, which became effective on January 2, 2019.  The Loan Agreement previously held that both the development line of credit and the term loan would bear interest at 30-day LIBOR plus 220 basis points and amounts borrowed under the revolving line of credit and the mortgage loan would bear interest at 30-day LIBOR plus 250 basis points.  The revolving line of credit previously had a minimum interest rate of 3.25%, and the mortgage loan had minimum and maximum interest rates of 3.25% and 6.25%, respectively. Under the terms of the modified agreement, all of the notes under the Loan Agreement bear interest at LIBOR plus a sliding interest rate scale determined by the maximum adjusted debt to EBITDAR ratio.  For the quarter ended June 30, 2019, the interest rate was set at LIBOR plus 1.85%.  Additionally, the non-use fee payable quarterly on the development line of credit and revolving line of credit decreased as a result of the Modification Agreement from 0.25% to a sliding rate based on the maximum adjusted debt to EBITDAR ratio. The interest rate and non-use fee rate scale is set forth as follows:

Maximum adjusted debt to EBITDAR ratio	Margin	Non-Use Fee Rate
Less than 1.25X	1.60%	0.15%
Less than 2.25X	1.85%	0.20%
Less than 3.25X	2.10%	0.25%
Greater than 3.25X	2.35%	0.30%

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

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Dollars and shares in thousands, except per share amounts)	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Numerator:
Income from continuing operations, net of tax	$2,226	$2,215	$6,133	$3,919
Loss from discontinued operations, net	(58)	(110)	(117)	(221)
Net income	$2,168	$2,105	$6,016	$3,698
Denominator:
Weighted average shares (denominator for basic earnings per share)	14,695	14,695	14,695	14,695
Effect of dilutive securities	40	206	20	174
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	14,735	14,901	14,715	14,869

Basic earnings per share:
Income from continuing operations, net of tax	$0.15	$0.15	$0.42	$0.27
Loss from discontinued operations, net	(0.00)	(0.01)	(0.01)	(0.02)
Basic earnings per share	$0.15	$0.14	$0.41	$0.25
Diluted earnings per share:
Income from continuing operations, net of tax	$0.15	$0.15	$0.42	$0.26
Loss from discontinued operations, net	(0.00)	(0.01)	(0.01)	(0.01)
Diluted earnings per share	$0.15	$0.14	$0.41	$0.25

Note: Per share amounts may not sum due to rounding.

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares outstanding for the reporting period.  Diluted earnings per share of common stock gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive.  The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards are considered to be antidilutive and, therefore, have been excluded from the diluted earnings per share calculations for the quarters and six-month periods ended June 30, 2019 and July 1, 2018.  However, the now cancelled and forfeited Black Knight profits interest Class B Units outstanding as of July 1, 2018 were considered dilutive, and the impact for the quarter and six-month periods then ended on the diluted earnings per share calculation was 136,111 and 139,316 shares, respectively.

The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive.  There were 1,495,750 stock option awards outstanding as of each June 30, 2019 and July 1, 2018.  The dilutive impact of these awards on the number of weighted average shares in the diluted earnings per share calculation was 39,848 and 19,924 for the quarter and six-month periods ended June 30, 2019, respectively.  Similarly, the awards outstanding as of July 1, 2018 were considered dilutive, and the impact on the number of weighted average shares in the diluted earnings per share calculation was 69,581 and 34,791 for the quarter and six-month period ended July 1, 2018, respectively.

Note 4 – Income Taxes

The net effective tax rate (including the impact of discrete items) for the six-month periods ended June 30, 2019 and July 1, 2018 was 4.1% and 3.3%, respectively.  The factors that cause the net effective tax rate to vary from the federal statutory rate of 21% for the six-month periods ended June 30, 2019 and July 1, 2018 include the impact of the Federal Insurance Contribution Act tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these five leases at June 30, 2019 was approximately $851.  In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease.  The total estimated amount of lease payments remaining on this lease at June 30, 2019 was approximately $392.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Company may remain secondarily liable for a certain real property lease with a remaining term of one year.  The total estimated amount of lease payments remaining on this lease as of June 30, 2019 was approximately $32.  There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company.  Management believes any significant loss is remote.

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

The Company and its subsidiaries are defendants from time to time in various claims or legal proceedings arising in the ordinary course of business, including claims relating to workers’ compensation matters, labor-related claims, discrimination and similar matters, claims resulting from guest accidents while visiting a restaurant, claims relating to lease and contractual obligations, federal and state tax matters, and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns, and injury or wrongful death under “dram shop” laws that allow a person to sue the Company and its subsidiaries based on any injury caused by an intoxicated person who was wrongfully served alcoholic beverages at one of the Company’s restaurants.

Management does not believe that any of the legal proceedings pending against the Company and its subsidiaries as of the date of this report will have a material adverse effect on the Company’s liquidity, results of operations or consolidated financial condition.  The Company may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal year, which may adversely affect its consolidated results of operations, or on occasion, receive settlements that favorably affect its consolidated results of operations.

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

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2019
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$70	$-	$-
U.S. government obligations *	300	-	-
Corporate bonds *	2,203	-	-
Cash surrender value - life insurance *	-	2,185	-
Total	$2,573	$2,185	$-

	December 30, 2018
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$86	$-	$-
U.S. government obligations *	296	-	-
Corporate bonds *	2,083	-	-
Cash surrender value - life insurance *	-	2,193	-
Total	$2,465	$2,193	$-

* - As held in the Trust, as defined below.

Cash and cash equivalents are classified as Level 1 of the fair value hierarchy as they represent cash held in a rabbi trust established under a retirement benefit arrangement with certain of our current and former officers (the “Trust”).  Cash held in the Trust is invested through an overnight repurchase agreement the investments of which may include U.S. Treasury securities, such as corporate bonds or Treasury bills, and other agencies of the U.S. government.  Such investments are valued using quoted market prices in active markets.

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

Unrealized gains or losses on investments held in the Trust are presented as a component of “Other, net” on the Condensed Consolidated Statements of Income and Comprehensive Income.  The assets of the Trust disclosed above are presented as a component of “Other assets” on the Condensed Consolidated Balance Sheets.

As of each of June 30, 2019 and December 30, 2018, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature.  The carrying amounts of the long-term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates because of the close proximity of recent refinancing transactions and the quotes obtained for potential financings to the dates of these unaudited Condensed Consolidated Financial Statements (Level 2).

There were no assets and liabilities measured at fair value on a nonrecurring basis during the quarters ended June 30, 2019 and July 1, 2018.

Note 7 – Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) established Accounting Standards Codification (“ASC”) Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a lease liability and ROU asset on the balance sheet for all leases with a term longer than 12 months.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) (“ASU No. 2018-07”), in an effort to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees.  Under ASU No. 2018-07, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.  ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company adopted this guidance at the beginning of fiscal year 2019, and it did not have a significant impact on the Company’s unaudited Condensed Consolidated Financial Statements and related disclosures.

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

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued Black Knight 1,500,024 non-voting Class B Units and was required to pay Black Knight an annual fee equal to 3% of the Company’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement and to reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC.  Under the Management Consulting Agreement, “Adjusted EBITDA” meant the Company’s net income before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.  As a result of the Termination Agreement, in the first quarter of 2019, the Company paid approximately $705 to Black Knight which represented the pro-rata portion of its consulting fees earned during 2018 through the Termination Date.  Additionally, the early termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC required the cash payment of $4,560 to Black Knight as a termination fee which the Company paid on January 31, 2019 using cash on hand.  Consulting fees associated with fiscal year 2017 of approximately $749 were paid during the first quarter of 2018.  During the quarter and six-month periods ended July 1, 2018, expense for consulting fees of $205 and $449 was recorded relative to the Management Consulting Agreement.  Such costs are presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Income and Comprehensive Income.

The Class B Units granted to Black Knight under the Management Consulting Agreement vested in equal installments on the first, second and third anniversaries of the October 6, 2015 grant date, and were measured at fair value at each reporting date through the date of vesting.  This non-cash compensation expense totaled $(53) and $1,854 during the quarter and six-month periods ended July 1, 2018, and is presented as a component of “General and administrative expenses” in the Condensed Consolidated Statements of Income and Comprehensive Income.  Under the terms of the Termination Agreement, Black Knight had 90 days from the Termination Date to exercise its right to convert the value of such units above the applicable hurdle rate to the Company’s common stock.  Since Black Knight did not exercise its conversion rights within the 90-day period, the Class B Units were cancelled and forfeited for no consideration on February 28, 2019.

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

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented:

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Restaurant	$62,154	$60,363	$126,651	$122,045
Gift card breakage	75	57	312	284
Net sales	$62,229	$60,420	$126,963	$122,329

The Company recognized revenue associated with gift cards redeemed by guests of $914 and $890 during the quarters ended June 30, 2019 and July 1, 2018, respectively, and $2,429 and $2,279 during the six-month periods ended June 30, 2019 and July 1, 2018, respectively.  Further, of the amounts that were redeemed during the six-month periods ended June 30, 2019 and July 1, 2018, $1,842 and $1,719, respectively, were recorded within unearned revenue at the beginning of each the respective fiscal years.  Unearned revenue increased by $735 and $711 during the quarters ended June 30, 2019 and July 1, 2018, respectively, and by $1,347 and $1,275 during the six-month periods ended June 30, 2019 and July 1, 2018, respectively, as a result of gift cards sold.

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

As of the date of adoption, the Company was party to 30 separate operating leases for real estate on which it operates its restaurants and has its corporate office space. During the six-month period ended June 30, 2019, the Company entered into two additional leases for new restaurant locations, and the associated commencement date for one of these leases was also during the first half of 2019.  The Company also entered into one equipment lease during the first half of 2019.

The effects of the changes made to the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018 for the adoption of Topic 842 were as follows:

	December 30,	Adjustments Due to the Adoption	December 31,
	2018	of Topic 842	2018
Assets
Noncurrent assets:
Other assets	$5,557	$(149)	$5,408
Right-of-use lease assets	-	70,666	70,666
Deferred income taxes	539	434	973
Liabilities and stockholders' equity
Current liabilities:
Current portion of lease liabilities	-	3,707	3,707
Long-term liabilities:
Long-term lease liabilities	-	75,489	75,489
Other long-term liabilities	6,995	(6,988)	7
Stockholders' equity:
Retained earnings	17,528	(1,257)	16,271

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

Components of lease cost are as follows:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost	$2,345	$4,618
Variable lease cost	536	1,135
Short-term lease cost	41	83
Total lease cost	$2,922	$5,836

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,090	$4,178
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	18	3,768

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows as of the period indicated:

June 30,
2019
Weighted-average remaining lease term	16 years
Weighted-average discount rate	6.01%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

June 30,
2019
2019 (1)	$4,167
2020	8,936
2021	9,142
2022	9,302
2023	9,327
2024 and thereafter	93,640
Total minimum lease payments	134,514
Less: Imputed interest (2)	52,570
Present value of lease liabilities	$81,944
(1) Excluding the 26 weeks ended June 30, 2019

(2) Amount necessary to reduce net minimum lease payments to present value calculated using our incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of Topic 842) or lease inception (for those leases entered into after the adoption date).

As previously disclosed in the 2018 Annual Report and under the previous lease accounting standard, minimum lease payments under non-cancelable operating leases (including renewal options and those restaurants reported as discontinued operations) were expected to be as follows:

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

•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations and any other future concept locations;
•	the significant competition we face for guests, real estate and employees;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at our existing restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of proposed and future government regulation and changes in healthcare, labor, including minimum wage rates, and other laws;
•	our expectations regarding litigation or other legal proceedings or claims;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including tradename and goodwill;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of our ongoing process to review strategic alternatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of adverse weather conditions, including hurricanes and other weather-related disturbances; and
•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” discussed in the Annual Report on Form 10-K for the fiscal year ended December 30, 2018 filed with the SEC on March 14, 2019, as amended on April 29, 2019 (the “2018 Annual Report”) and subsequent filings.

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

We believe our restaurants deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  Predominately through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 46 restaurants across 16 states as of August 9, 2019.  Our sales growth in recent years has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants and the hiring of personnel to support our growth plans.

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

The most recent restaurant openings include a Stoney River restaurant in Troy, Michigan during October 2018 and a J. Alexander’s restaurant in King of Prussia, Pennsylvania in April 2018.  In addition, the Company expects to open one new J. Alexander’s / Grill restaurant in the fourth quarter of 2019, which will be located in Houston, Texas, and will be operated under the name Merus Grill.  In April 2019, the Company announced the signing of a lease to open a new Redlands Grill in San Antonio, Texas which, due to unique site development requirements, will be scheduled to open in the first half of fiscal year 2020.  Our restaurants often have a slower ramp up than many other restaurant groups due to our reliance on repeat business of a relatively small group of guests within each market.  Having opened six restaurants since the beginning of 2016, all of which are at different stages of maturity, our near-term focus will be on ramping up guest traffic and sales at certain of the newer locations while we continue to evaluate promising opportunities relative to new restaurant development.

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

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the 18th month of operations.  Our same store restaurant base consisted of 44 restaurants at June 30, 2019.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.  This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Our business is subject to seasonal fluctuations.  Historically, the percentage of our annual revenues earned during the first and fourth quarters has been higher due, in part, to increased gift card redemptions, guest traffic and private dining during the year-end holiday season.  In addition, we operate on a 52-week or 53-week fiscal year that ends on the Sunday closest to December 31st.  Each quarterly period includes 13 weeks of operations, except for a 53-week year when the fourth quarter has 14 weeks of operations.  Our next 53-week fiscal year will occur in 2020.  As many of our operating expenses have a fixed component, our operating income and operating income margins have historically varied from quarter to quarter.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter, or for the full fiscal year.

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

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended			Six Months Ended
	June 30,	July 1,	Percent Change	June 30,	July 1,	Percent Change
(Unaudited, dollars in thousands)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018

Net sales	$62,229	$60,420	3.0%	$126,963	$122,329	3.8%
Costs and expenses:
Cost of sales	19,803	19,433	1.9	40,331	38,694	4.2
Restaurant labor and related costs	19,157	18,781	2.0	38,707	37,007	4.6
Depreciation and amortization of restaurant property and equipment	2,950	2,696	9.4	5,879	5,265	11.7
Other operating expenses	12,428	11,943	4.1	25,112	23,961	4.8
Total restaurant operating expenses	54,338	52,853	2.8	110,029	104,927	4.9
Transaction, contested proxy and other related expenses	651	7	NCM	651	933	(30.2)
General and administrative expenses	4,772	4,722	1.1	9,528	11,247	(15.3)
Pre-opening expenses	125	504	(75.2)	146	830	(82.4)
Total operating expenses	59,886	58,086	3.1	120,354	117,937	2.0
Operating income	2,343	2,334	0.4	6,609	4,392	50.5
Other income (expense):
Interest expense	(169)	(186)	(9.1)	(355)	(360)	(1.4)
Other, net	70	55	27.3	136	13	NCM
Total other expense	(99)	(131)	(24.4)	(219)	(347)	(36.9)
Income from continuing operations before income taxes	2,244	2,203	1.9	6,390	4,045	58.0
Income tax (expense) benefit	(18)	12	NCM	(257)	(126)	NCM
Loss from discontinued operations, net	(58)	(110)	(47.3)	(117)	(221)	(47.1)
Net income	$2,168	$2,105	3.0%	$6,016	$3,698	62.7%

Note:  NCM means not considered meaningful

As a Percentage of Net Sales	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.8	32.2	31.8	31.6
Restaurant labor and related costs	30.8	31.1	30.5	30.3
Depreciation and amortization of restaurant property and equipment	4.7	4.5	4.6	4.3
Other operating expenses	20.0	19.8	19.8	19.6
Total restaurant operating expenses	87.3	87.5	86.7	85.8
Transaction, contested proxy and other related expenses	1.0	0.0	0.5	0.8
General and administrative expenses	7.7	7.8	7.5	9.2
Pre-opening expenses	0.2	0.8	0.1	0.7
Total operating expenses	96.2	96.1	94.8	96.4
Operating income	3.8	3.9	5.2	3.6
Other income (expense):
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)
Other, net	0.1	0.1	0.1	0.0
Total other expense	(0.2)	(0.2)	(0.2)	(0.3)
Income from continuing operations before income taxes	3.6	3.6	5.0	3.3
Income tax (expense) benefit	(0.0)	0.0	(0.2)	(0.1)
Loss from discontinued operations, net	(0.1)	(0.2)	(0.1)	(0.2)
Net income	3.5%	3.5%	4.7%	3.0%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's / Grill Restaurants	33	33	33	33
Stoney River Steakhouse and Grill	13	12	13	12

Average weekly sales per restaurant:
J. Alexander's / Grill Restaurants	$113,600	$113,200	$115,400	$115,700
Percent change	0.4%		(0.3)%
Stoney River Steakhouse and Grill	$79,500	$78,400	$82,400	$80,500
Percent change	1.4%		2.4%

Average weekly same store sales per restaurant:
J. Alexander's / Grill Restaurants	$114,800	$114,400	$116,800	$116,300
Percent change	0.3%		0.4%
Stoney River Steakhouse and Grill	$78,600	$78,400	$81,600	$80,500
Percent change	0.3%		1.4%

Net Sales

Net sales increased by $1,809, or 3.0%, in the second quarter of 2019 compared to the second quarter of 2018 due partially to an increase in same store sales of $208.  Sales increases in the second quarter of 2019 attributable to the two restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $1,583.  An increase of $18 in gift card breakage also contributed to the increase in net sales for the second quarter of 2019.  For the first half of 2019, net sales increased by $4,634, or 3.8%, compared to the first half of 2018 primarily due to sales at newer restaurants as disclosed below and an increase in same store sales of $896.  Sales in the first half of 2019 attributable to the two restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $3,710.  The increase of $28 in gift card breakage also contributed to the increase in net sales for the first half of 2019 as compared to the first half of 2018.

Average weekly same store sales at J. Alexander’s / Grill restaurants for the second quarter of 2019 increased by 0.3% to $114,800, compared to $114,400 in the second quarter of 2018. For the first half of 2019, J. Alexander’s / Grill restaurants’ average weekly same store sales totaled $116,800, a 0.4% increase from $116,300 in the first half of 2018.  Average weekly same store sales at Stoney River restaurants for the second quarter of 2019 increased by 0.3% to $78,600 compared to $78,400 in the second quarter of 2018.  For the first half of 2019, Stoney River restaurants average weekly same store sales totaled $81,600, a 1.4% increase from $80,500 in the first half of 2018.

At J. Alexander’s / Grill restaurants, the average check per guest, including alcoholic beverage sales, increased by 1.5% to $32.17 in the second quarter of 2019 from $31.69 in the second quarter of 2018, and by 1.5% to $32.27 for the first half of 2019 from $31.79 for the first half of 2018.  For the 32 locations in the same store base of restaurants, the average check per guest also increased by 1.7% for the second quarter of 2019 relative to the same period of 2018, and by 1.6% for the first half of 2019 compared to the same period of 2018.  Management estimates that menu prices increased by approximately 0.9% and 0.6% in the second quarter and first half of 2019 compared to the corresponding periods of 2018.  Management estimates that weekly average guest counts decreased by approximately 1.3% and 1.2% in the second quarter and first half of 2019 compared to the corresponding periods of 2018 within the same store base of restaurants.  On a consolidated basis, management estimates that weekly average guest counts decreased by approximately 1.3% and 1.8% in the second quarter and first half of 2019 compared to the same periods of 2018.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 0.9% to $41.51 in the second quarter of 2019 from $41.90 in the second quarter of 2018, and by 0.5% to $42.06 for the first half of 2019 from $42.28 for the first half of 2018.  For the 12 locations in the same store base of restaurants, the average check per guest remained the same during the second quarter of 2019 relative to the corresponding period of 2018 at $41.90.  For the first half of 2019, the average check per guest totaled $42.47, a 0.4% increase from $42.28 in the corresponding period of 2018 within the same store base of restaurants.    Management estimates that menu prices increased by 0.5% and 0.4% in the second quarter and first half of 2019 compared to the corresponding periods of 2018.  Management estimates that weekly average guest counts increased by approximately 0.3% and 0.8% within the same store base of restaurants during the second quarter and first half of 2019 compared to the same periods of 2018.  Similarly, management estimates that weekly average guest counts increased by approximately 2.4% and 2.8% on a consolidated basis for the second quarter and first half of 2019, compared to the corresponding periods of 2018.

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

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 87.3% of net sales in the second quarter of 2019 from 87.5% of net sales in the second quarter of 2018, but increased to 86.7% of net sales in the first half of 2019 from 85.8% of net sales in the first half of 2018.  The decrease in the second quarter of 2019 compared to the corresponding period of 2018 was due to lower cost of sales and restaurant labor and related costs partially offset by increases in other operating expenses and depreciation and amortization of restaurant equipment as a result of the opening of new restaurants along with the remodeling of certain other restaurants.  The increase in total restaurant operating expenses observed during the first half of 2019 relative to the corresponding period of 2018 was due to increased cost of sales, restaurant labor and related costs, depreciation and amortization of restaurant property and equipment as well as other operating expenses.

Cost of sales, which includes the cost of food and beverages, decreased to 31.8% of net sales for the second quarter of 2019 from 32.2% of net sales in the second quarter of 2018. Conversely, cost of sales increased to 31.8% of net sales for the first half of 2019 from 31.6% of net sales in the first half of 2018.  The decrease during the second quarter of 2019 is due primarily to the effect of lower input costs for beef, seafood and dairy partially offset by an increase in produce and poultry compared to the second quarter of 2018.  The increase during the first half of 2019 compared to the same period in 2018 is due to the effect of higher input costs for beef during the first quarter of 2019 as well as higher input costs for poultry and produce during the first half of 2019, partially offset by decreased input costs for seafood and dairy.  Management estimates that there was no measureable inflation in total food costs in the second quarter of 2019 for J. Alexander’s / Grill locations, and modest inflation at Stoney River restaurants of approximately 0.2%.  For the first half of 2019, management estimates that inflation in total food costs was 1.0% and 1.7% within the J. Alexander’s / Grill locations and Stoney River restaurants, respectively, relative to the corresponding period of 2018.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 30% of this expense category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Grill restaurants were lower in the second quarter of 2019 compared to the same period of 2018 by approximately 1.3%, but higher by 2.0% in the first half of 2019 compared to the corresponding period of 2018.  At Stoney River, prices paid for beef were up approximately 0.2% in the second quarter of 2019 compared to the same period of 2018, and higher by 3.7% in the first half of 2019 relative to the corresponding period of 2018.  Our beef purchases currently remain subject to variable market conditions.  While the Company believes there is potential for higher beef prices later in the year due to recent flooding in the Midwest, the current expectation is that beef prices for the remainder of 2019 will be manageable compared to historical trends.

Restaurant labor and related costs totaled 30.8% and 31.1% of net sales in the second quarters of 2019 and 2018, respectively, and totaled 30.5% and 30.3% of net sales in the first half of 2019 and 2018, respectively. The decrease noted during the second quarter of 2019 was primarily due to the impact of higher sales in the current year’s second quarter as well as the April 2018 opening of our King of Prussia restaurant which drove up labor costs in the second quarter of 2018.  These decreases were partially offset by modest wage inflation and the effect of higher labor costs incurred by the Stoney River restaurant opened in Troy, Michigan during the fourth quarter of 2018.  Labor costs in our new restaurants generally run higher in the early months of operations as experience is gained by newer restaurant employees and efficiencies are established in the front and back-of-house operations.  The increase during the first half of 2019 was primarily due to modest wage inflation and the effect of higher labor costs incurred by the Stoney River restaurant in Troy, Michigan as noted above, and was partially offset by the impact of higher sales.

Depreciation and amortization of restaurant property and equipment increased by $254, or 9.4%, and by $614, or 11.7%, for the second quarter and first half of 2019 compared to the corresponding periods of 2018 primarily due to the impact of the J. Alexander’s restaurant opened in King of Prussia, Pennsylvania during the second quarter of 2018 as well as the Stoney River restaurant opened in Troy, Michigan during the fourth quarter of 2018, each of which impacted the Company for the second quarter and first half of 2019.  Further, we recorded additional depreciation expense associated with restaurant remodels which occurred during the latter part of 2018.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, totaled 20.0% and 19.8% of net sales in the second quarter of 2019 and 2018, respectively.  The Company recorded additional expense as a percentage of net sales associated with contracted service and maintenance, rent, menu printing, credit card fees and other miscellaneous costs which was partially offset by decreases in landscaping, uniforms, utilities and other miscellaneous costs.  Other operating expenses totaled 19.8% and 19.6% of net sales for the first half of 2019 and 2018, respectively.  While the Company experienced decreased expense as a percentage of net sales related to repairs and maintenance, utilities and other miscellaneous costs, these decreases were offset by the impact of higher expense associated with contracted service and maintenance, credit card fees, rent, paper supplies and other miscellaneous costs.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, costs associated with the Management Consulting Agreement with Black Knight in periods prior to the termination of the agreement and other costs incurred above the restaurant level, increased by $50, or 1.1%, in the second quarter of 2019 compared to the second quarter of 2018.  The most significant components of the increase during the second quarter of 2019 were related to consulting services and implementation costs for new enterprise systems, other professional services, employee relocation, legal fees and salaries.  Further, we received a rebate related to workers’ compensation from the state of Ohio during the second quarter of 2018 that was not received in the same quarter of 2019.  These increases were partially offset by decreased expense associated with travel, other compensation and management fees owed to Black Knight Advisory Services, LLC (“Black Knight”) as a result of the termination of the consulting agreement with Black Knight which is also discussed below.

General and administrative expenses decreased by $1,719, or 15.3%, for the first half of 2019 compared to the corresponding period of 2018.  The most significant component of the decrease during the first half of 2019 related to non-cash share-based compensation expense associated with the Black Knight profits interest grant which totaled $1,854 during the first half of 2018 with no corresponding expense in the first half of 2019 as the Class B Units held by Black Knight were cancelled and forfeited for no consideration in 2019. In addition, general and administrative expense decreased by $449 related to the Black Knight management fees recorded in 2018 with no corresponding expense recorded in 2019.  Decreases in travel expense and other compensation were also recorded in 2019 compared to 2018.  These decreases were partially offset by increased expense related to the expense categories noted above for the second quarter as well as increased expense associated with share-based compensation expense for stock options awarded during the first quarter of 2018.

Transaction, Contested Proxy and Other Related Expenses

Transaction, contested proxy and other related expenses totaled $651 for the quarter and six-month periods ended June 30, 2019. These expenses included legal, proxy solicitor, and other professional and consulting fees along with printing and postage costs and other miscellaneous costs associated with both soliciting shareholder proxies for our 2019 annual meeting of shareholders as well as costs related to the evaluation of strategic opportunities.

During the quarter and six-month periods ended July 1, 2018, we incurred transaction, contested proxy and other related expenses of $7 and $933, respectively, which were associated with the terminated acquisition of the Ninety Nine Restaurant and Pub concept. Such costs consisted primarily of legal and other professional and consulting fees as well as other miscellaneous costs.

Pre-opening Expenses

Pre-opening expenses consist of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expenses also include rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.  For the quarters ended June 30, 2019 and July 1, 2018, pre-opening expenses of $125 and $504, respectively, were recorded. Further, for the six-month periods ended June 30, 2019 and July 1, 2018, preopening costs of $146 and $830, respectively, were recorded.  During the second quarter and first half of 2019, the Company recorded pre-opening expenses associated with a new J. Alexander’s / Grill restaurant in Houston, Texas, to be operated under the name Merus Grill, for which we began incurring rent expense as we took possession of the property in March 2019 as well as other expenses in preparation to open the restaurant in the fourth quarter of 2019.  Pre-opening expenses recorded during the second quarter and first half of 2018 included expenses associated with the J. Alexander’s restaurant in King of Prussia, Pennsylvania, which commenced operations in the second quarter of 2018 as well as the Stoney River restaurant in Troy, Michigan which opened during the fourth quarter of 2018.

Other Income (Expense)

Interest expense decreased by $17, or 9.1%, in the second quarter of 2019 compared to the second quarter of 2018. Similarly, interest expense decreased by $5, or 1.4%, in the first half of 2019 compared to the corresponding period in 2018.  While we experienced modest increases in interest rates during the first half of 2019 compared to interest rates in the first half of 2018, interest expense decreased in the first half of 2019 due to the impact of debt service payments made during the course of the year lowering each principal balance relative their outstanding balance in the prior year.

Income Taxes

We reported income tax expense of $18 and an income tax benefit of $12 for the quarters ended June 30, 2019 and July 1, 2018, respectively, and income tax expense of $257 and $126 for the six-month periods ended June 30, 2019 and July 1, 2018, respectively, reflecting the Company’s federal, state and local income tax liability or benefit, as applicable, for its allocable share of income of J. Alexander’s Holdings, LLC.  The increase of $131 in the first half of 2019 compared to the same period of 2018 primarily relates to increased income from continuing operations before income taxes between the aforementioned periods.

Discontinued Operations

Losses from discontinued operations totaling $58 and $110 for the quarters ended June 30, 2019 and July 1, 2018, respectively, and $117 and $221 for the six-month periods ended June 30, 2019 and July 1, 2018, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement for a closed location to which the Company remains a party.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements.  Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility.  As of June 30, 2019, cash and cash equivalents totaled $8,451.  Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants, and meeting debt service requirements and operating lease obligations.  Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under the loan agreements with our lender will be sufficient to finance our planned capital expenditures and other operating activities for the next 12 months.

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

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2019 and July 1, 2018:

	Six Months Ended
	June 30,	July 1,
	2019	2018

Net cash provided by (used in):
Operating activities	$5,472	$8,579
Investing activities	(3,298)	(9,531)
Financing activities	(2,506)	(2,500)
Net decrease in cash and cash equivalents	$(332)	$(3,452)

Operating Activities.  Net cash flows provided by operating activities decreased to $5,472 for the first half of 2019 from $8,579 for the corresponding period of 2018, a decrease of $3,107.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first half of 2019, net sales increased by $4,606, which excludes the impact of the comparative increase in gift card breakage of $28, relative to the corresponding period of 2018, and total restaurant operating expenses increased by $5,102 compared to the first half of 2018, resulting in a net decrease to cash flow from operations of approximately $496.  Additionally, payments for transaction, contested proxy and other related costs were approximately $2,839 higher during the first half of 2019 compared to the corresponding period of 2018, which was primarily related to the Black Knight termination fee paid during 2019 of $4,560 as well as certain payments associated with the proxy solicitation for the 2019 annual meeting of shareholders partially offset by payments for such costs that occurred in the first quarter of 2018.  Further, income tax payments were approximately $506 higher during the first half of 2019 compared to the corresponding period of 2018.

Investing Activities. Net cash used in investing activities for the first half of 2019 totaled $3,298 compared to $9,531 in the corresponding period of 2018, with the 2019 use of cash being attributed to capital expenditures related to the construction of a restaurant to be opened in Houston, Texas as well as restaurant remodels that occurred at certain locations and routine additions at other locations.  Cash used in investing activities in the first half of 2018 was primarily attributable to capital expenditures related to the construction of the J. Alexander’s restaurant which opened in King of Prussia, Pennsylvania during the second quarter of 2018, and the Stoney River restaurant which opened in Troy, Michigan during the fourth quarter of 2018 as well as certain remodels of J. Alexander’s / Grill restaurants.

Financing Activities. Net cash used in financing activities for the first half of 2019 totaled $2,506 compared to $2,500 in the corresponding period of 2018, an increase of $6.  Cash payments associated with the Company’s debt remained the same in the first half of 2019 relative to the first quarter of 2018.  In the first half of 2019, we made a $6 payment for deferred financing fees related to the modification of our loan agreement discussed in detail below.

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

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grill restaurant, or Stoney River location, and anticipate that all new Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend approximately $700 per restaurant for pre-opening expenses and pre-opening rent expense, and expect that such expenses will approximate $825 in fiscal year 2019 related to the new J. Alexander’s / Grill restaurant in Houston, Texas, to be operated under the name Merus Grill, currently scheduled to open in the fourth quarter of 2019 and, to a lesser extent, the new Redlands Grill restaurant in San Antonio, Texas scheduled for opening in fiscal year 2020.

In addition to new store development, we plan to remodel four of our J. Alexander’s restaurants and one of our Redlands Grill restaurants in 2019.  Further, three of our Stoney River restaurants will undergo remodel projects during 2019.  We have completed the remodel of one J. Alexander’s restaurant to date in 2019, which resulted in capitalized cost of approximately $350.   We expect to complete three to eight remodels each year at an average cost of approximately $425 per location.

For fiscal year 2019, we currently estimate capital expenditure outlays will range between $14,000 and $16,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the planned opening of one J. Alexander’s / Grill restaurant during the fourth quarter of 2019 to be operated under the name Merus Grill, and, to a lesser extent, the planned opening of one Redlands Grill in San Antonio, Texas in fiscal year 2020 as well as capital expenditures incurred in connection with the remodels discussed above, to maintain our existing restaurants and for general corporate purposes.

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

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Share repurchases under the newly authorized program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first half of 2019.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.  We had a working capital deficit of $13,913 at June 30, 2019 compared to a deficit of $16,313 at December 30, 2018.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

Credit Facility

The Company currently has four separate notes under its Second Amended and Restated Loan Agreement (“Loan Agreement”) with Pinnacle Bank. The borrower under the Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, assets sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements. The Loan Agreement consists of the following:

•

A $1,000 revolving line of credit (“Revolving Line of Credit”), that matures on September 3, 2019, and which may be used for general corporate purposes. The outstanding balance was $0 at both June 30, 2019 and December 30, 2018.

•	A $15,000 term loan (“Mortgage Loan”) entered into in 2013 with a term of seven years ending on September 3, 2020.
•	A $20,000 development line of credit (“Development Line of Credit”), with a term of five years ending on May 3, 2020.
•	A $10,000 term loan (“Term Loan”) entered into in 2015 with a term of five years ending on May 3, 2020.

In 2019, the Company entered into a modification agreement with respect to the Loan Agreement, which became effective on January 2, 2019.  The Loan Agreement previously held that both the Development Line of Credit and the Term Loan would bear interest at 30-day LIBOR plus 220 basis points and amounts borrowed under the Revolving Line of Credit and the Mortgage Loan would bear interest at 30-day LIBOR plus 250 basis points.  The Revolving Line of Credit previously had a minimum interest rate of 3.25%, and the Mortgage Loan had minimum and maximum interest rates of 3.25% and 6.25%, respectively. Under the terms of the modified agreement, all of the Company’s notes under the Loan Agreement bear interest at LIBOR plus a sliding interest rate scale determined by the Company’s maximum adjusted debt to EBITDAR ratio (as defined in the financial covenant discussion below).  The interest rate and non-use fee rate scale is set forth as follows:

Maximum adjusted debt to EBITDAR ratio	Margin	Non-Use Fee Rate
Less than 1.25X	1.60%	0.15%
Less than 2.25X	1.85%	0.20%
Less than 3.25X	2.10%	0.25%
Greater than 3.25X	2.35%	0.30%

The Loan Agreement also includes certain financial covenants and the modification agreement entered into in January 2019 states that the calculation of such covenants shall not be impacted by the Company’s adoption of ASC 842, Leases.  A fixed charge coverage ratio of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ending must be maintained.  The fixed charge coverage ratio is defined in the Loan Agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus non-cash share-based compensation expense minus the greater of either actual store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40 to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long-term debt and capital lease obligations made during such period, all determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

In addition, the maximum adjusted debt to EBITDAR ratio must not exceed 4.0 to 1 at the end of any fiscal quarter.  Under the Loan Agreement, EBITDAR is measured based on the then ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus an amount that in the determination of net income for the applicable period has been deducted for (i) interest expense; (ii) total federal, state, foreign, or other income taxes; (iii) all depreciation and amortization; (iv) rent payments; and (v) non-cash share-based compensation, all as determined in accordance with GAAP.  Adjusted debt is (i) funded debt obligations net of any short-term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  J. Alexander’s, LLC was in compliance with these financial covenants as of December 30, 2018 and the reporting periods subsequent to that date as of June 30, 2019.

At June 30, 2019, the amounts outstanding under the Development Line of Credit and the Revolving Line of Credit were $4,000 and $0, respectively, and a total of $17,000 was available to us for borrowing under these lines of credit on this date.  At June 30, 2019, $5,417 was outstanding under the Mortgage Loan and an additional $3,056 was outstanding under the Term Loan.  At June 30, 2019, the Loan Agreement is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $30,912.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of June 30, 2019, is as follows:

Wendy's restaurants (six leases)	$883
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	392
Total contingent liability related to assigned leases	$1,275

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

Item 4.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of its chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls.  There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, during the six-month period ended June 30, 2019, the Company modified existing controls and processes to support the adoption of the new lease accounting standard that the Company adopted as of December 31, 2018, which included the implementation of new lease accounting software. There were no significant changes to the Company's internal control over financial reporting due to the adoption of the new standard.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 5 (c) Commitments and Contingencies – Litigation Contingencies.

Item 1A. Risk Factors

The discussion of the Company’s business and operations should be read together with risk factors contained under the heading “Risk Factors” in our 2018 Annual Report, which describe various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows and prospects in a material adverse manner. As of the date hereof, there have been no material changes to the risk factors set forth in our 2018 Annual Report, except as follows:

We are exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or consummating any strategic alternatives, that strategic alternatives will yield additional value for shareholders, or that exploration of strategic alternatives will not adversely impact the Company.

On August 9, 2019, we announced that our Board of Directors had expanded its ongoing process to review strategic alternatives to enhance shareholder value. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or any other particular outcome. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

There can be no assurance that expanding our review of strategic alternatives will not cause the diversion of management’s attention, incurrence of significant transaction expenses, failure to retain or attract key personnel, vendors or customers, or exposure to potential litigation. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or could have a material adverse effect on our business, financial condition, results of operations or cash flows.

There can be no assurance that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Further, our Board of Directors may determine to suspend or terminate the exploration of strategic alternatives at any time due to various factors. Any potential transaction or other outcome of this process is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in our business.

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

10.1

J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan (Appendix A to the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders, filed May 10, 2019 (File No. 1-37473), is incorporated herein by reference).

10.2	Form of Restricted Share Award Agreement under the J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan.

10.3	Form of Performance Share Award Agreement under the J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: August 9, 2019	/s/ Mark A. Parkey
Mark A. Parkey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2019	/s/ Jessica L. Hagler
Jessica L. Hagler
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)