Form 10-Q
period 2019-09-29
J. Alexander's Holdings, Inc.
filed 2019-11-08
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019

or

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

As of November 7, 2019, 14,959,176 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	September 29,	December 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$7,865	$8,783
Accounts and other receivables	2,068	1,749
Inventories	2,628	3,134
Prepaid expenses and other current assets	1,839	3,799
Total current assets	14,400	17,465
Other assets	5,521	5,557
Property and equipment, at cost, less accumulated depreciation and amortization of $62,159 and $53,821 as of September 29, 2019 and December 30, 2018, respectively	109,798	109,332
Right-of-use lease assets, net	71,344	-
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,648	25,647
Deferred income taxes, net	1,971	539
Deferred charges, less accumulated amortization of $327 and $285 as of September 29, 2019 and December 30, 2018, respectively	244	272
Total assets	$244,663	$174,549

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,679	$6,135
Accrued expenses and other current liabilities	8,717	14,697
Unearned revenue	2,347	3,946
Current portion of long-term debt	7,888	9,000
Current portion of lease liabilities	4,163	-
Total current liabilities	29,794	33,778
Long-term debt, net of portion classified as current and deferred loan costs	3,250	5,866
Long-term lease liabilities	76,954	-
Deferred compensation obligations	6,297	6,251
Other long-term liabilities	149	6,995
Total liabilities	116,444	52,890
Stockholders' equity:
Common stock, par value $0.001 per share: authorized 30,000,000 shares; issued and outstanding 14,959,176 and 14,695,176 shares as of September 29, 2019 and December 30, 2018, respectively	15	15
Preferred stock, par value $0.001 per share: authorized 10,000,000 shares; no shares issued and outstanding as of September 29, 2019 or December 30, 2018	-	-
Additional paid-in capital	103,588	96,272
Retained earnings	23,058	17,528
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	126,661	113,815
Non-controlling interests	1,558	7,844
Total stockholders' equity	128,219	121,659
Commitments and contingencies
Total liabilities and stockholders' equity	$244,663	$174,549

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Net sales	$56,867	$56,730	$183,830	$179,059
Costs and expenses:
Cost of sales	18,110	17,876	58,441	56,570
Restaurant labor and related costs	18,835	18,603	57,542	55,610
Depreciation and amortization of restaurant property and equipment	2,968	2,758	8,847	8,023
Other operating expenses	11,916	11,965	37,028	35,926
Total restaurant operating expenses	51,829	51,202	161,858	156,129
Transaction, contested proxy and other related expenses	117	-	768	933
General and administrative expenses	4,288	5,876	13,816	17,123
Pre-opening expenses	211	194	357	1,024
Total operating expenses	56,445	57,272	176,799	175,209
Operating income (loss)	422	(542)	7,031	3,850
Other income (expense):
Interest expense	(135)	(177)	(490)	(537)
Other, net	55	6	191	19
Total other expense	(80)	(171)	(299)	(518)
Income (loss) from continuing operations before income taxes	342	(713)	6,732	3,332
Income tax benefit	495	198	238	72
Loss from discontinued operations, net	(66)	(118)	(183)	(339)
Net income (loss)	$771	$(633)	$6,787	$3,065

Basic earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.06	$(0.04)	$0.47	$0.23
Loss from discontinued operations, net	(0.00)	(0.01)	(0.01)	(0.02)
Basic earnings (loss) per share	$0.05	$(0.04)	$0.46	$0.21

Diluted earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.06	$(0.04)	$0.47	$0.23
Loss from discontinued operations, net	(0.00)	(0.01)	(0.01)	(0.02)
Diluted earnings (loss) per share	$0.05	$(0.04)	$0.46	$0.21

Weighted-average common shares outstanding:
Basic	14,695	14,695	14,695	14,695
Diluted	14,808	14,695	14,746	14,919

Comprehensive income (loss)	$771	$(633)	$6,787	$3,065

See accompanying Notes to Condensed Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 30, 2018	14,695,176	$15	$96,272	$17,528	$7,844	$121,659
Cumulative effect of change in accounting policy (Note 10)	-	-	-	(1,257)	-	(1,257)
Share-based compensation	-	-	296	-	-	296
Cancellation of subsidiary Class B Units (Note 2 (g))	-	-	6,286	-	(6,286)	-
Net income	-	-	-	3,848	-	3,848
Balances at March 31, 2019	14,695,176	15	102,854	20,119	1,558	124,546
Share-based compensation	-	-	296	-	-	296
Net income	-	-	-	2,168	-	2,168
Balances at June 30, 2019	14,695,176	15	103,150	22,287	1,558	127,010
Share-based compensation	264,000	-	438	-	-	438
Net income	-	-	-	771	-	771
Balances at September 29, 2019	14,959,176	$15	$103,588	$23,058	$1,558	$128,219

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 31, 2017	14,695,176	$15	$95,151	$13,495	$5,200	$113,861
Cumulative effect of change in accounting policy (Note 9)	-	-	-	34	-	34
Share-based compensation	-	-	233	-	1,907	2,140
Net income	-	-	-	1,593	-	1,593
Balances at April 1, 2018	14,695,176	15	95,384	15,122	7,107	117,628
Share-based compensation	-	-	296	-	(53)	243
Net income	-	-	-	2,105	-	2,105
Balances at July 1, 2018	14,695,176	15	95,680	17,227	7,054	119,976
Share-based compensation	-	-	296	-	1,240	1,536
Net loss	-	-	-	(633)	-	(633)
Balances at September 30, 2018	14,695,176	$15	$95,976	$16,594	$8,294	$120,879

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine Months Ended
	September 29,	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$6,787	$3,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,034	8,244
Share-based compensation expense	1,030	3,919
Other, net	(783)	(225)
Changes in assets and liabilities:
Accounts and other receivables	(319)	(177)
Prepaid expenses and other current assets	1,960	1,894
Accounts payable	(1,306)	(188)
Accrued expenses and other current liabilities	(5,980)	(1,249)
Lease right-of-use assets and liabilities	1,242	-
Other assets and liabilities, net	(911)	(478)
Net cash provided by operating activities	10,754	14,805

Cash flows from investing activities:
Purchase of property and equipment	(7,757)	(15,230)
Other investing activities	(122)	(493)
Net cash used in investing activities	(7,879)	(15,723)

Cash flows from financing activities:
Payments on long-term debt	(3,750)	(3,750)
Other financing activities	(43)	-
Net cash used in financing activities	(3,793)	(3,750)
Decrease in cash and cash equivalents	(918)	(4,668)
Cash and cash equivalents at beginning of period	8,783	10,711
Cash and cash equivalents at end of period	$7,865	$6,043

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$819	$1,854
Property and equipment obligations accrued at end of period	2,669	1,656
Cash paid for interest	467	606
Cash paid for income taxes	718	644

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollars in thousands except per share data)

Note 1 – Organization and Business

J. Alexander’s Holdings, Inc. (the “Company”) was incorporated on August 15, 2014 in the state of Tennessee and is a holding company which is the sole managing member of and owns all of the outstanding Class A Units of J. Alexander’s Holdings, LLC, the parent company of all of the Company’s operating subsidiaries. The Company became a publicly-traded company, with its stock listed on the New York Stock Exchange under the symbol “JAX”, effective in September of 2015 as a result of the “Spin-off” distribution (the “Spin-off”) by the Company’s former parent, Fidelity National Financial, Inc. (“FNF”) of all shares of the Company’s common stock owned by FNF to holders of shares of FNF’s Fidelity National Financial Ventures, LLC (“FNFV”)  Group common stock, as it was known at the time of the Spin-off. FNFV is now conducting business independently as Cannae Holdings, Inc.

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants including J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill and Stoney River Steakhouse and Grill (“Stoney River”).  At both September 29, 2019 and December 30, 2018, the Company operated 46 restaurants in 16 states.  The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States.  The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine-month period ended September 29, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2019.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018, filed with the SEC on March 14, 2019, as amended on April 29, 2019 (the “2018 Annual Report”).

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

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  The quarters and nine-month periods ended September 29, 2019 and September 30, 2018 each included 13 and 39 weeks of operations, respectively.  Fiscal years 2019 and 2018 each include 52 weeks of operations.

(d)	Discontinued Operations and Restaurant Closures

The Company remains party to a lease agreement for a location that was closed in 2013 and is accounted for as a discontinued operation.  The $66 and $118 losses from discontinued operations included in the quarters ended September 29, 2019 and September 30, 2018, respectively, and losses of $183 and $339 for the nine-month periods ended September 29, 2019 and September 30, 2018, respectively, consist solely of exit and disposal costs for this location.

(e)	Transaction, Contested Proxy and Other Related Expenses

Transaction, contested proxy and other related expenses totaled $117 and $768 for the quarter and nine-month period ended September 29, 2019, respectively. These expenses included legal, proxy solicitor, and other professional and consulting fees along with printing and postage costs and other miscellaneous costs associated with both soliciting shareholder proxies for the Company’s 2019 annual meeting of shareholders and the ongoing evaluation of strategic alternatives.

During the nine-month period ended September 30, 2018, the Company incurred transaction, contested proxy and other related expenses of $933 which were associated primarily with the terminated acquisition of the Ninety Nine Restaurant and Pub concept. Such costs consisted primarily of legal and other professional and consulting fees as well as other miscellaneous costs.  No such expenses were recorded during the quarter ended September 30, 2018.

(f)	Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period.  Diluted earnings (loss) per share of common stock is computed similarly to basic earnings (loss) per share except the weighted average shares outstanding are increased to include potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive.  J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method, if dilutive.  The number of additional shares of common stock related to stock option awards and unvested restricted share awards subject to only a service condition is calculated using the treasury stock method, if dilutive.  Unvested restricted share awards that are subject to a performance condition are regarded as contingently issuable common shares and are only included in the denominator of the diluted earnings (loss) per share calculation using the treasury stock method as of the beginning of the period in which the performance condition has been satisfied, if dilutive.  Refer to Note 3 – Earnings (Loss) per Share for the basic and diluted earnings (loss) per share calculations and additional discussion.

(g)	Non-controlling Interests

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders.  As of September 29, 2019 and December 30, 2018, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $1,558 and $7,844, respectively.  On February 28, 2019, in conjunction with the termination agreement (“Termination Agreement”) entered into in November of 2018 between J. Alexander’s Holdings, LLC and Black Knight Advisory Services, LLC (“Black Knight”), the 1,500,024 Class B Units held by Black Knight were cancelled and forfeited for no consideration. Therefore, the share-based compensation expense associated with the Black Knight grant has been reclassified to additional paid-in capital in the first nine months of 2019, and as of September 29, 2019, non-controlling interests consist solely of the non-cash compensation expense relative to the Class B Units held by management.  Non-controlling interests reported as of December 30, 2018 consisted of non-cash compensation expense associated with Class B Units held by both management and Black Knight.  The Hypothetical Liquidation at Book Value method was used as of each of September 29, 2019 and September 30, 2018 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to those calculations, no allocation of net income was made to non-controlling interests for either of the quarters and nine-month periods ended September 29, 2019 or September 30, 2018.

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

(i)   Share Repurchase Program

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the current program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first nine months of 2019.

(j)    Debt Modifications

In 2019, J. Alexander’s, LLC, a subsidiary of the Company, entered into two separate modification agreements with respect to the loan agreement (the “Loan Agreement”) with its lender. The first modification agreement (the “First Modification Agreement”) became effective on January 2, 2019, while the second modification agreement (the “Second Modification Agreement”) became effective on September 3, 2019.  The Loan Agreement previously provided that both the development line of credit and the term loan would bear interest at 30-day LIBOR plus 220 basis points and amounts borrowed under the revolving line of credit and the mortgage loan would bear interest at 30-day LIBOR plus 250 basis points.  The revolving line of credit previously had a minimum interest rate of 3.25%, and the mortgage loan had minimum and maximum interest rates of 3.25% and 6.25%, respectively. Under the terms of the First Modification Agreement, effective January 2, 2019, all of the notes under the Loan Agreement bear interest at LIBOR plus a sliding interest rate scale determined by the maximum adjusted debt to EBITDAR ratio.  For the quarter ended September 29, 2019, the interest rate was set at LIBOR plus 1.85%.  Additionally, the non-use fee payable quarterly on the development line of credit and revolving line of credit decreased as a result of the First Modification Agreement from 0.25% to a sliding rate based on the maximum adjusted debt to EBITDAR ratio. The interest rate and non-use fee rate scale is set forth as follows:

Maximum adjusted debt to EBITDAR ratio	Margin	Non-Use Fee Rate
Less than 1.25X	1.60%	0.15%
Less than 2.25X	1.85%	0.20%
Less than 3.25X	2.10%	0.25%
Greater than 3.25X	2.35%	0.30%

The First Modification Agreement also clarified that the lease liabilities recorded on the Company’s Condensed Consolidated Balance Sheets related to the adoption of the new lease accounting standard (see Notes 7 and 10 below) would not be considered debt for purposes of calculating the financial debt covenants previously established under the Loan Agreement.

The Second Modification Agreement extended the maturity dates with respect to the development line of credit, the revolving line of credit and the mortgage loan to September 3, 2021.  Prior to the Second Modification Agreement, the revolving line of credit, the development line of credit and the mortgage loan were set to mature on September 3, 2019, May 3, 2020 and September 3, 2020, respectively.  No further changes to the Loan Agreement were made as a result of the modification agreements discussed above.

Note 3 – Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Nine Months Ended
(Dollars and shares in thousands, except per share amounts)	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Numerator:
Income (loss) from continuing operations, net of tax	$837	$(515)	$6,970	$3,404
Loss from discontinued operations, net	(66)	(118)	(183)	(339)
Net income (loss)	$771	$(633)	$6,787	$3,065
Denominator:
Weighted average shares (denominator for basic earnings (loss) per share)	14,695	14,695	14,695	14,695
Effect of dilutive securities	113	-	51	224
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings (loss) per share)	14,808	14,695	14,746	14,919

Basic earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.06	$(0.04)	$0.47	$0.23
Loss from discontinued operations, net	(0.00)	(0.01)	(0.01)	(0.02)
Basic earnings (loss) per share	$0.05	$(0.04)	$0.46	$0.21
Diluted earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.06	$(0.04)	$0.47	$0.23
Loss from discontinued operations, net	(0.00)	(0.01)	(0.01)	(0.02)
Diluted earnings (loss) per share	$0.05	$(0.04)	$0.46	$0.21

Note: Per share amounts may not sum due to rounding.

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period.  Diluted earnings (loss) per share of common stock gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive.  We incurred a net loss for the quarter ended September 30, 2018, and therefore diluted shares outstanding equaled basic shares outstanding for the third quarter of 2018.

The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents, and the number of additional shares of common stock related to these Class B Units is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards are considered to be antidilutive as of and for the quarter and nine-month period ended September 29, 2019 and, therefore, have been excluded from the diluted earnings (loss) per share calculations.  However, management’s profits interest awards were considered dilutive for the nine-month period ended September 30, 2018 resulting in an additional 4,959 shares included in the diluted calculation above for the aforementioned period.  Similarly, the now cancelled and forfeited Black Knight profits interest Class B Units outstanding as of September 30, 2018 were considered dilutive, and the impact on the diluted earnings (loss) per share calculation for the nine-month period then ended was 173,484.

The number of additional shares of common stock related to stock option awards is calculated using the treasury stock method, if dilutive.  There were 1,495,750 stock option awards outstanding as of September 29, 2019 and September 30, 2018.  The dilutive impact of these awards on the number of weighted average shares in the diluted earnings (loss) per share calculation was 102,490 and 47,446 for the quarter and nine-month period ended September 29, 2019, respectively.  The awards outstanding as of September 30, 2018 were also considered dilutive, and the impact on the number of weighted average shares in the diluted earnings (loss) per share calculation was 45,082 for the nine-month period then ended.

On August 9, 2019, the Company granted 264,000 restricted share awards and 52,500 performance share awards to members of its board of directors as well as certain employees of the Company under its Amended and Restated 2015 Equity Incentive Plan. The shares were registered under the Company’s Registration Statement on Form S-8, filed with the SEC on August 9, 2019. Restricted share awards subject to only a service condition are not regarded as outstanding for basic earnings per share calculation purposes until they are vested, and any potential dilutive impact of unvested restricted share awards is calculated using the treasury stock method. Performance share awards are regarded as contingently issuable common shares and are included in the weighted average shares outstanding for basic earnings per share calculation purposes as of the beginning of the period in which the performance condition has been satisfied and the awards have vested. For diluted earnings per share calculation purposes under the treasury stock method, such awards are included in the number of weighted average shares outstanding as of the beginning of the period in which the performance condition has been satisfied, if dilutive. The performance condition associated with the performance share awards had not been met as of September 29, 2019, and, therefore, any dilutive impact on the earnings per share calculation of these awards was not considered.  However, the unvested restricted share awards subject to only a service condition were considered dilutive for the quarter and nine-month period ended September 29, 2019, and the impact on the number of weighted average shares in the diluted earnings per share calculation was 10,763 and 3,588, respectively.

Note 4 – Income Taxes

The net effective tax rate (including the impact of discrete items) for the nine-month periods ended September 29, 2019 and September 30, 2018 was (3.6)% and (2.4)%, respectively.  The factors that cause the net effective tax rate to vary from the federal statutory rate of 21% for the nine-month periods ended September 29, 2019 and September 30, 2018 include the impact of the Federal Insurance Contribution Act tip and other credits, partially offset by state income taxes and certain non-deductible expenses.  In addition to these items for the nine-month period ended September 29, 2019, we recognized a rate benefit of (4.9)% due to the impact of discrete tax items, including but not limited to, the return to provision reconciliation and the beginning of the year deferred tax rate adjustment.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these five leases at September 29, 2019 was approximately $771.  In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease.  The total estimated amount of lease payments remaining on this lease at September 29, 2019 was approximately $370.  Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Company may remain secondarily liable for a certain real property lease with a remaining term of one year.  The total estimated amount of lease payments remaining on this lease as of September 29, 2019 was approximately $21.  There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company.  Management believes any significant loss is remote.

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

Management does not believe that any of the legal proceedings pending against the Company and its subsidiaries as of the date of this report will have a material adverse effect on the Company’s liquidity, consolidated results of operations or financial condition.  The Company may incur liabilities, receive benefits, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal year, which may adversely affect its consolidated results of operations, or on occasion, receive settlements that favorably affect its consolidated results of operations.

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

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	September 29, 2019
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$183	$-	$-
U.S. government obligations *	300	-	-
Corporate bonds *	2,091	-	-
Cash surrender value - life insurance *	-	2,196	-
Total	$2,574	$2,196	$-

	December 30, 2018
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$86	$-	$-
U.S. government obligations *	296	-	-
Corporate bonds *	2,083	-	-
Cash surrender value - life insurance *	-	2,193	-
Total	$2,465	$2,193	$-

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

As of each of September 29, 2019 and December 30, 2018, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature.  The carrying amounts of the long-term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates because of the close proximity of recent refinancing transactions and the quotes obtained for potential financings to the dates of these unaudited Condensed Consolidated Financial Statements (Level 2).

There were no assets and liabilities measured at fair value on a nonrecurring basis during the quarters and nine-month periods ended September 29, 2019 and September 30, 2018.

Note 7 – Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) established Accounting Standards Codification (“ASC”) Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a lease liability and ROU asset on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.  The new standard was effective for the Company on the first day of fiscal year 2019, December 31, 2018, and it elected the optional transition method to apply the standard as of the effective date.  Consequently, financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before December 31, 2018.  See Note 10 – Leases for additional discussion surrounding the adoption of Topic 842 as well as related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 was issued to update the methodology used to measure current expected credit losses (“CECL”). The update applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates.  ASU No. 2016-13 must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The effective date relative to smaller reporting companies is for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2016-13 to have an impact on its unaudited Condensed Consolidated Financial Statements and related disclosures.

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

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued Black Knight 1,500,024 non-voting Class B Units and was required to pay Black Knight an annual fee equal to 3% of the Company’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement and to reimburse Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC.  Under the Management Consulting Agreement, “Adjusted EBITDA” meant the Company’s net income before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.  As a result of the Termination Agreement, in the first quarter of 2019, the Company paid approximately $705 to Black Knight which represented the pro-rata portion of its consulting fees earned during 2018 through the Termination Date.  Additionally, the early termination of the Management Consulting Agreement by J. Alexander’s Holdings, LLC required the cash payment of $4,560 to Black Knight as a termination fee which the Company paid on January 31, 2019 using cash on hand.  Consulting fees associated with fiscal year 2017 of approximately $749 were paid during the first quarter of 2018.  During the quarter and nine-month period ended September 30, 2018, expense for consulting fees of $139 and $587 was recorded relative to the Management Consulting Agreement.  Such costs are presented as a component of “General and administrative expenses” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Class B Units granted to Black Knight under the Management Consulting Agreement vested in equal installments on the first, second and third anniversaries of the October 6, 2015 grant date, and were measured at fair value at each reporting date through the date of vesting.  This non-cash compensation expense totaled $1,240 and $3,094 during the quarter and nine-month period ended September 30, 2018, and is presented as a component of “General and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Under the terms of the Termination Agreement, Black Knight had 90 days from the Termination Date to exercise its right to convert the value of such units above the applicable hurdle rate to the Company’s common stock.  Since Black Knight did not exercise its conversion rights within the 90-day period, the Class B Units were cancelled and forfeited for no consideration on February 28, 2019.

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

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Restaurant	$56,835	$56,703	$183,485	$178,748
Gift card breakage	32	27	345	311
Net sales	$56,867	$56,730	$183,830	$179,059

The Company recognized revenue associated with gift cards redeemed by guests of $779 and $743 during the quarters ended September 29, 2019 and September 30, 2018, respectively, and $3,208 and $3,021 during the nine-month periods ended September 29, 2019 and September 30, 2018, respectively.  Further, of the amounts that were redeemed during the nine-month periods ended September 29, 2019 and September 30, 2018, $2,197 and $2,047, respectively, were recorded within unearned revenue at the beginning of each the respective fiscal years.  Unearned revenue increased by $607 and $600 during the quarters ended September 29, 2019 and September 30, 2018, respectively, and by $1,954 and $1,875 during the nine-month periods ended September 29, 2019 and September 30, 2018, respectively, as a result of gift cards sold.

Note 10 – Leases

Adoption of ASC Topic 842, Leases

As discussed in Note 7 – Recent Accounting Pronouncements, the Company adopted ASC Topic 842, Leases, as of the first day of fiscal year 2019, December 31, 2018, electing the optional transition method to apply the standard as of the effective date.   Accordingly, financial information for periods prior to the first day of fiscal year 2019 has not been adjusted to reflect the effects of Topic 842, and the Company recorded a cumulative-effect adjustment to opening retained earnings for the impairment of an abandoned ROU asset at the effective date for a restaurant that was previously impaired and the remaining lease payments were accounted for under ASC Topic 420, Exit or Disposal Obligations.  Additionally, the adoption of Topic 842 had a material impact on the Company’s assets and liabilities as a result of the recognition of operating lease ROU assets and lease liabilities on its Condensed Consolidated Balance Sheets. The adoption of Topic 842 did not have a material effect on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows.

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

As of the date of adoption, the Company was party to 30 separate operating leases for real estate on which it operates its restaurants and has its corporate office space. During the nine-month period ended September 29, 2019, the Company entered into two additional leases for new restaurant locations, and the associated commencement date for one of these leases was also during the first nine months of 2019.  The Company also entered into one equipment lease during the first nine months of 2019.

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

Significant Accounting Policy

The Company through its subsidiaries has land only, building only, and land and building leases for a number of its restaurants and its corporate office that are recorded as operating leases.  The Company determines if an arrangement meets the definition of a lease at inception, at which time it also performs an analysis to determine whether the lease qualifies as operating or financing. Operating leases are included in operating lease ROU assets and operating lease current and long-term liabilities on the Company’s Condensed Consolidated Balance Sheets. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term, and is included in other operating expenses (for restaurant properties) or general and administrative expense (for corporate office space) on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company presents both the change in ROU assets and lease liabilities as a single line item in the Company’s Condensed Consolidated Statement of Cash Flows as the change in “Lease right-of-use assets and liabilities.” The Company does not currently have any arrangements that are classified as financing leases.

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

Components of lease cost are as follows:

	Quarter Ended	Nine Months Ended
	September 29,	September 29,
	2019	2019
Operating lease cost	$2,265	$6,724
Variable lease cost	724	1,859
Short-term lease cost	39	122
Total lease cost	$3,028	$8,705

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Quarter Ended	Nine Months Ended
	September 29,	September 29,
	2019	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,046	$6,224
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	-	3,768

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows as of the period indicated:

September 29,
2019
Weighted-average remaining lease term	15.8 years
Weighted-average discount rate	6.01%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

September 29,
2019
2019 (1)	$2,121
2020	8,936
2021	9,142
2022	9,302
2023	9,327
2024 and thereafter	93,640
Total minimum lease payments	132,468
Less: Imputed interest (2)	51,351
Present value of lease liabilities	$81,117
(1) Excluding the nine months ended September 29, 2019

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

J. Alexander’s Holdings, Inc. (also referred to herein as the “Company”, “we”, “us” or “our”) cautions that certain information contained or incorporated by reference in this report and our other filings with the United States Securities and Exchange Commission (the “SEC”), in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions or strategies and regarding the future.  We expressly disclaim any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include, but are not limited to:

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

Overview

The Company, as the sole managing member of its subsidiary J. Alexander’s Holdings, LLC, owns and operates  complementary upscale dining restaurants including: J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill and Stoney River Steakhouse and Grill (“Stoney River”).  For more than 25 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2017, we successfully converted one of our previous J. Alexander’s locations in Ohio to the Lyndhurst Grill.  Further, in the second quarter of 2018, we successfully converted one of our previous J. Alexander’s locations in Kansas to the Overland Park Grill.  Each of these converted locations continues to offer a contemporary American menu.

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

We believe our restaurants deliver on our guests’ desire for freshly-prepared, high quality food and high quality service in a restaurant that feels “unchained” with architecture and design that varies from location to location.  Predominately through our combination with Stoney River, we have grown from 33 restaurants across 13 states in 2009 to 46 restaurants across 16 states as of November 8, 2019.  Our sales growth in recent years has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our restaurants, grow our sales and improve our profitability by:

•	increasing our same store guest counts and sales through providing high quality food and service;
•	pursuing new restaurant development;
•	potentially expanding beyond our current existing restaurant concepts; and
•	improving our margins and leveraging infrastructure.

The most recent restaurant openings include a Stoney River restaurant in Troy, Michigan during October 2018 and a J. Alexander’s restaurant in King of Prussia, Pennsylvania in April 2018.  In addition, the Company is scheduled to open one new J. Alexander’s / Grill restaurant in November of 2019 in Houston, Texas, which will be operated under the name Merus Grill.  The Company announced the signing of a lease to open a new Redlands Grill in San Antonio, Texas which, due to unique site development requirements, will be scheduled to open in the first half of fiscal year 2020.  Our restaurants often have a slower ramp up than many other restaurant groups due to our reliance on repeat business from a relatively small group of guests within each market.  Having opened six restaurants since the beginning of 2016, all of which are at different stages of maturity, our near-term focus will be on ramping up guest traffic and sales at certain of the newer locations while we continue to evaluate promising opportunities for new restaurant development.

The locations that have been transitioned from a J. Alexander’s restaurant to a Redlands Grill, Lyndhurst Grill or Overland Park Grill restaurant are included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures, and are collectively referred to herein as “J. Alexander’s / Grill” restaurants.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the 18th month of operations.  Our same store restaurant base consisted of 44 restaurants at September 29, 2019.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.  This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

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

Average Weekly Same Store Sales.  Average weekly same store sales per restaurant is computed by dividing total restaurant same store sales for the period by the total number of days all same store restaurants were open for the period to obtain a daily sales average.  The daily same store sales average is then multiplied by seven to arrive at average weekly same store sales per restaurant.  Days on which restaurants are closed for business for any reason other than scheduled closures on Thanksgiving and Christmas are excluded from this calculation.  Sales and sales days used in this calculation include only those for restaurants in operation at the end of the period which have been open for more than 18 months.  Gift card breakage is not included in the calculation of average weekly same store sales per restaurant.

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

Income Tax (Expense) Benefit.  This represents tax expense or benefit related to the taxable income at the federal, state and local level.

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

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended			Nine Months Ended
	September 29,	September 30,	Percent Change	September 29,	September 30,	Percent Change
(Unaudited, dollars in thousands)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018

Net sales	$56,867	$56,730	0.2%	$183,830	$179,059	2.7%
Costs and expenses:
Cost of sales	18,110	17,876	1.3	58,441	56,570	3.3
Restaurant labor and related costs	18,835	18,603	1.2	57,542	55,610	3.5
Depreciation and amortization of restaurant property and equipment	2,968	2,758	7.6	8,847	8,023	10.3
Other operating expenses	11,916	11,965	(0.4)	37,028	35,926	3.1
Total restaurant operating expenses	51,829	51,202	1.2	161,858	156,129	3.7
Transaction, contested proxy and other related expenses	117	-	100.0	768	933	(17.7)
General and administrative expenses	4,288	5,876	(27.0)	13,816	17,123	(19.3)
Pre-opening expenses	211	194	8.8	357	1,024	(65.1)
Total operating expenses	56,445	57,272	(1.4)	176,799	175,209	0.9
Operating income (loss)	422	(542)	(177.9)	7,031	3,850	82.6
Other income (expense):
Interest expense	(135)	(177)	(23.7)	(490)	(537)	(8.8)
Other, net	55	6	NCM	191	19	NCM
Total other expense	(80)	(171)	(53.2)	(299)	(518)	(42.3)
Income (loss) from continuing operations before income taxes	342	(713)	148.0	6,732	3,332	102.0
Income tax benefit	495	198	150.0	238	72	230.6
Loss from discontinued operations, net	(66)	(118)	(44.1)	(183)	(339)	(46.0)
Net income (loss)	$771	$(633)	221.8%	$6,787	$3,065	121.4%

Note:  NCM means not considered meaningful

As a Percentage of Net Sales	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	31.8	31.5	31.8	31.6
Restaurant labor and related costs	33.1	32.8	31.3	31.1
Depreciation and amortization of restaurant property and equipment	5.2	4.9	4.8	4.5
Other operating expenses	21.0	21.1	20.1	20.1
Total restaurant operating expenses	91.1	90.3	88.0	87.2
Transaction, contested proxy and other related expenses	0.2	-	0.4	0.5
General and administrative expenses	7.5	10.4	7.5	9.6
Pre-opening expenses	0.4	0.3	0.2	0.6
Total operating expenses	99.3	101.0	96.2	97.8
Operating income (loss)	0.7	(1.0)	3.8	2.2
Other income (expense):
Interest expense	(0.2)	(0.3)	(0.3)	(0.3)
Other, net	0.1	0.0	0.1	0.0
Total other expense	(0.1)	(0.3)	(0.2)	(0.3)
Income (loss) from continuing operations before income taxes	0.6	(1.3)	3.7	1.9
Income tax benefit	0.9	0.3	0.1	0.0
Loss from discontinued operations, net	(0.1)	(0.2)	(0.1)	(0.2)
Net income (loss)	1.4%	(1.1)%	3.7%	1.7%

Note: Certain percentage totals do not sum due to rounding.
Restaurants open at end of period:
J. Alexander's / Grill Restaurants	33	33	33	33
Stoney River Steakhouse and Grill	13	12	13	12

Average weekly sales per restaurant:
J. Alexander's / Grill Restaurants	$104,500	$106,300	$111,800	$112,500
Percent change	(1.7)%		(0.6)%
Stoney River Steakhouse and Grill	$71,900	$71,600	$78,800	$77,500
Percent change	0.4%		1.7%

Average weekly same store sales per restaurant:
J. Alexander's / Grill Restaurants	$105,700	$107,900	$113,100	$113,500
Percent change	(2.0)%		(0.4)%
Stoney River Steakhouse and Grill	$71,100	$71,600	$78,100	$77,500
Percent change	(0.7)%		0.8%

Net Sales

Net sales increased by $137, or 0.2%, in the third quarter of 2019 compared to the third quarter of 2018 due to sales at our newer locations.  Sales increases in the third quarter of 2019 attributable to the two restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $1,189.  This increase was partially offset by a same store sales decrease of $1,057 during the quarter.  An increase of $5 in gift card breakage also contributed to the increase in net sales for the third quarter of 2019.  For the first nine months of 2019, net sales increased by $4,771, or 2.7%, compared to the first nine months of 2018 primarily due to sales at our newer restaurants partially offset by a decrease in same store sales of $162.  Sales in the first nine months of 2019 attributable to the two restaurant locations opening within the last 18 months, and, therefore, excluded from the same store sales base, totaled $4,899.  The increase of $34 in gift card breakage also contributed to the increase in net sales for the first nine months of 2019 compared to the first nine months of 2018.

The Company was confronted by several external issues during the third quarter that affected guest counts and sales within its same store base, particularly at the J. Alexander’s / Grill restaurants, including continued competitive intrusion into certain markets, weather-related disturbances, significant disruption of traffic patterns in certain locations related to ongoing road construction and other outside factors.  Additionally, the Company completed the switchover of its reservation system to Resy during the third quarter.  The Company anticipated some short-term interruption in guest counts from the switchover in certain markets, but the new platform is expected to result in significant long-term margin expansion from the related cost savings.

Average weekly same store sales at J. Alexander’s / Grill restaurants for the third quarter of 2019 decreased by 2.0% to $105,700, compared to $107,900 in the third quarter of 2018. For the first nine months of 2019, J. Alexander’s / Grill restaurants’ average weekly same store sales totaled $113,100, a 0.4% decrease from $113,500 in the first nine months of 2018.  Average weekly same store sales at Stoney River restaurants for the third quarter of 2019 decreased by 0.7% to $71,100 compared to $71,600 in the third quarter of 2018.  For the first nine months of 2019, Stoney River restaurants average weekly same store sales totaled $78,100, a 0.8% increase from $77,500 in the first nine months of 2018.

At J. Alexander’s / Grill restaurants, the average check per guest, including alcoholic beverage sales, increased by 0.8% to $32.19 in the third quarter of 2019 from $31.95 in the third quarter of 2018, and by 1.3% to $32.25 for the first nine months of 2019 from $31.84 for the first nine months of 2018.  For the 32 locations in the same store base of restaurants, the average check per guest increased by 0.9% for the third quarter of 2019 relative to the same period of 2018, and by 1.4% for the first nine months of 2019 compared to the same period of 2018.  Management estimates that menu prices increased by approximately 0.5% in both the third quarter and first nine months of 2019 compared to the corresponding periods of 2018.  Management estimates that weekly average guest counts decreased by approximately 2.9% and 1.7% in the third quarter and first nine months of 2019, respectively, compared to the corresponding periods of 2018 within the same store base of restaurants.  On a consolidated basis, management estimates that weekly average guest counts decreased by approximately 2.5% and 1.9% in the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 1.4% to $41.82 in the third quarter of 2019 from $42.41 in the third quarter of 2018, and by 0.8% to $41.99 for the first nine months of 2019 from $42.32 for the first nine months of 2018.  For the 12 locations in the same store base of restaurants, the average check per guest decreased by 0.1% and increased by 0.3% during the third quarter and first nine months of 2019, respectively, relative to the corresponding periods of 2018.  Management estimates that menu prices increased by 0.9% and 0.5% in the third quarter and first nine months of 2019, respectively, compared to the corresponding periods of 2018.  Management estimates that weekly average guest counts decreased by approximately 0.4%, but increased by 0.4% within the same store base of restaurants during the third quarter and first nine months of 2019, respectively, compared to the same periods of 2018.  On a consolidated basis, management estimates that weekly average guest counts increased by approximately 1.9% and 2.5% for the third quarter and first nine months of 2019, respectively, compared to the corresponding periods of 2018.

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

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 91.1% of net sales in the third quarter of 2019 from 90.3% of net sales in the third quarter of 2018, and increased to 88.0% of net sales in the first nine months of 2019 from 87.2% of net sales in the first nine months of 2018.  The increase in the third quarter of 2019 compared to the corresponding period of 2018 was due to higher cost of sales, restaurant labor and related costs and depreciation and amortization of restaurant equipment partially offset by a decrease in other operating expenses.  The increase in total restaurant operating expenses observed during the first nine months of 2019 relative to the corresponding period of 2018 was due to increased cost of sales and restaurant labor and related costs as well as increased depreciation and amortization of restaurant property and equipment.

Cost of sales, which includes the cost of food and beverages, increased to 31.8% of net sales for the third quarter of 2019 from 31.5% of net sales in the third quarter of 2018. Similarly, cost of sales increased to 31.8% of net sales for the first nine months of 2019 from 31.6% of net sales in the first nine months of 2018.  The increase during the third quarter of 2019 is due primarily to the effect of higher input costs for beef, produce and poultry partially offset by a decrease in seafood compared to the third quarter of 2018.  The increase during the first nine months of 2019 compared to the same period in 2018 is due to the effect of higher input costs in the same categories as previously noted for the quarter.  Management estimates that inflation in total food costs was approximately 0.8% and 2.8% in the third quarter of 2019 for J. Alexander’s / Grill and Stoney River restaurants, respectively. For the first nine months of 2019, management estimates that inflation in total food costs was 0.9% and 2.0% within the J. Alexander’s / Grill locations and Stoney River restaurants, respectively, relative to the corresponding period of 2018.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 29% of this expense category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Grill restaurants were higher in the third quarter of 2019 compared to the same period of 2018 by approximately 4.7%, and higher by 2.9% in the first nine months of 2019 compared to the corresponding period of 2018.  At Stoney River, prices paid for beef were up approximately 6.2% in the third quarter of 2019 compared to the same period of 2018, and higher by 4.6% in the first nine months of 2019 relative to the corresponding period of 2018.  Our beef purchases currently remain subject to variable market conditions.  While the Company believes there is potential for some volatility in beef prices in the fourth quarter, the current expectation is that beef prices will be manageable for the balance of 2019 compared to historical trends.

Restaurant labor and related costs totaled 33.1% and 32.8% of net sales in the third quarters of 2019 and 2018, respectively, and was at 31.3% and 31.1% of net sales in the first nine months of 2019 and 2018, respectively. The increase noted during the third quarter of 2019 was primarily due to modest wage inflation and the effect of higher labor costs incurred by the Stoney River restaurant opened in Troy, Michigan during the fourth quarter of 2018 as well as the effect of lower same store sales during the third quarter of 2019 compared to the same quarter in 2018.  Labor costs in our new restaurants generally run higher in the early months of operations as experience is gained by newer restaurant employees and efficiencies are established in the front and back-of-house operations.  These same factors impacted restaurant labor and related costs in the same manner during the first nine months of 2019 relative to the corresponding period of 2018.

Depreciation and amortization of restaurant property and equipment increased by $210, or 7.6%, and by $824, or 10.3%, for the third quarter and first nine months of 2019, respectively, compared to the corresponding periods of 2018.  The increase noted during the third quarter of 2019 relative to the same period in 2018 was largely due to the Stoney River restaurant that opened in Troy, Michigan during the fourth quarter of 2018, while the increase noted for the first nine months of 2019 compared to the corresponding period of 2018 was also due to the opening of the Stoney River Troy restaurant as well as the J. Alexander’s restaurant in King of Prussia, Pennsylvania, which opened in the second quarter of 2018.  Further, we recorded additional depreciation expense associated with fixed asset additions for restaurant remodels which occurred during the latter part of 2018.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, totaled 21.0% and 21.1% of net sales in the third quarter of 2019 and 2018, respectively.  The Company recorded decreased expense as a percentage of net sales associated with repairs and maintenance, guest comps, uniforms, menu expense and other miscellaneous costs which were partially offset by increases in rent, credit card fees, property taxes and other miscellaneous costs.  Other operating expenses were consistent at 20.1% of net sales for the first nine months of 2019 and 2018.  While the Company experienced decreased expense as a percentage of net sales related to repairs and maintenance, uniforms and other miscellaneous costs, these decreases were offset by the impact of higher expense associated with rent, credit card fees, contracted services, property taxes and other miscellaneous costs.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, costs associated with the Management Consulting Agreement with Black Knight in periods prior to the termination of the agreement and other costs incurred above the restaurant level, decreased by $1,588, or 27.0%, in the third quarter of 2019 compared to the third quarter of 2018.  The most significant component of the decrease during the third quarter of 2019 was related to non-cash share-based compensation expense associated with the now terminated Black Knight Advisory Services, LLC (“Black Knight”) profits interest grant which totaled $1,240 during the third quarter of 2018 with no corresponding expense in the third quarter of 2019.  We also recorded $139 of management fee expense related to the now terminated Black Knight consulting agreement during the third quarter of 2018 with no corresponding expense in 2019. Additional components of the decreased expense noted during the third quarter of 2019 related to decreased incentive compensation, employee relocation, travel and the timing of certain other items recorded during 2019 compared to 2018.  These decreases were partially offset by increased expense associated with non-cash share-based compensation for restricted share awards and performance share awards granted during the third quarter of 2019 and consulting services related to the implementation of new information technology systems.

General and administrative expenses decreased by $3,307, or 19.3%, for the first nine months of 2019 compared to the corresponding period of 2018.  The most significant component of the decrease during the first nine months of 2019 related to non-cash share-based compensation expense associated with the Black Knight profits interest grant which totaled $3,094 during the first nine months of 2018 with no corresponding expense in the first nine months of 2019.  In addition, general and administrative expense decreased by $595 related to the Black Knight management fees recorded in 2018 with no corresponding expense recorded in 2019.  Decreases in travel expense and other compensation were also recorded in 2019 compared to 2018.  These decreases were partially offset by increased expense related to the items noted above for the third quarter of 2019 as well as increased expense associated with salaries and legal fees.

Transaction, Contested Proxy and Other Related Expenses

Transaction, contested proxy and other related expenses totaled $117 and $768 for the quarter and nine-month period ended September 29, 2019, respectively. These expenses included legal, proxy solicitor, and other professional and consulting fees along with printing and postage costs and other miscellaneous costs associated with both soliciting shareholder proxies for the Company’s 2019 annual meeting of shareholders and the ongoing evaluation of strategic opportunities.

During the quarter and nine-month period ended September 30, 2018, we incurred transaction, contested proxy and other related expenses of $0 and $933, respectively, which were primarily associated with the terminated acquisition of the Ninety Nine Restaurant and Pub concept. Such costs consisted primarily of legal and other professional and consulting fees as well as other miscellaneous costs.

Pre-opening Expenses

For the quarters ended September 29, 2019 and September 30, 2018, pre-opening expenses of $211 and $194, respectively, were recorded. Further, for the nine-month periods ended September 29, 2019 and September 30, 2018, preopening costs of $357 and $1,024, respectively, were recorded.  During the third quarter and first nine months of 2019, the Company recorded pre-opening expenses associated with a new J. Alexander’s / Grill restaurant in Houston, Texas, to be operated under the name Merus Grill, for which we began incurring rent expense as we took possession of the property in March 2019 as well as other expenses in preparation to open the restaurant in November of 2019.  Pre-opening expenses recorded during the third quarter and first nine months of 2018 included expenses associated with the J. Alexander’s restaurant in King of Prussia, Pennsylvania, which commenced operations in the second quarter of 2018 as well as the Stoney River restaurant in Troy, Michigan which opened during the fourth quarter of 2018.

Other Income (Expense)

Interest expense decreased by $42, or 23.7%, in the third quarter of 2019 compared to the third quarter of 2018. Similarly, interest expense decreased by $47, or 8.8%, in the first nine months of 2019 compared to the corresponding period in 2018.  Interest expense decreased in the third quarter and first nine months of 2019 due to the impact of debt service payments made during the course of the year lowering each principal balance relative to their outstanding balance in the prior year.

Other income, net increased by $49 and $172 for the third quarter and nine months of 2019 compared to the corresponding periods of 2018, respectively.  The increase for each of the aforementioned periods primarily related to the change in the fair value of the trading securities held in the “rabbi trust” (the “Trust”) discussed in greater detail below.

Income Taxes

We reported an income tax benefit of $495 and $198 for the quarters ended September 29, 2019 and September 30, 2018, respectively, and an income tax benefit of $238 and $72 for the nine-month periods ended September 29, 2019 and September 30, 2018, respectively, reflecting the Company’s federal, state and local income tax liability or benefit, as applicable, for its allocable share of income of J. Alexander’s Holdings, LLC.  The increase in the income tax benefit of $166 in the first nine months of 2019 compared to the same period of 2018 was primarily due to the impact of discrete tax items, including but not limited to, the return to provision reconciliation and the beginning of the year deferred tax rate adjustment.

Discontinued Operations

Losses from discontinued operations totaling $66 and $118 for the quarters ended September 29, 2019 and September 30, 2018, respectively, and $183 and $339 for the nine-month periods ended September 29, 2019 and September 30, 2018, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement for a closed location to which the Company remains a party.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements.  Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility.  As of September 29, 2019, cash and cash equivalents totaled $7,865.  Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants, and meeting debt service requirements and operating lease obligations.  Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under the loan agreements with our lender will be sufficient to finance our planned capital expenditures and other operating activities for the next 12 months.

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

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the nine-month periods ended September 29, 2019 and September 30, 2018:

	Nine Months Ended
	September 29,	September 30,
	2019	2018

Net cash provided by (used in):
Operating activities	$10,754	$14,805
Investing activities	(7,879)	(15,723)
Financing activities	(3,793)	(3,750)
Net decrease in cash and cash equivalents	$(918)	$(4,668)

Operating Activities.  Net cash flows provided by operating activities decreased to $10,754 for the first nine months of 2019 from $14,805 for the corresponding period of 2018, a decrease of $4,051.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first nine months of 2019, net sales increased by $4,737, which excludes the impact of the comparative increase in gift card breakage of $34, relative to the corresponding period of 2018, and total restaurant operating expenses increased by $5,729 compared to the first nine months of 2018, resulting in a net decrease to cash flow from operations of approximately $992.  Additionally, as compared to the corresponding period of 2018, payments for transaction, contested proxy and other related costs were approximately $3,382 higher during the first nine months of 2019, which was primarily related to the Black Knight termination fee paid during 2019 as well as certain payments associated with the proxy solicitation for the 2019 annual meeting of shareholders and payments made to advisors pursuant to the ongoing exploration of strategic alternatives.

Investing Activities. Net cash used in investing activities for the first nine months of 2019 totaled $7,879 compared to $15,723 in the corresponding period of 2018, with the 2019 use of cash being attributed to capital expenditures related to the construction of a restaurant to be opened in Houston, Texas as well as restaurant remodels that occurred at certain locations and routine additions at other locations.  Cash used in investing activities in the first nine months of 2018 was primarily attributable to capital expenditures related to the construction of the J. Alexander’s restaurant which opened in King of Prussia, Pennsylvania during the second quarter of 2018, and the Stoney River restaurant which opened in Troy, Michigan during the fourth quarter of 2018 as well as certain remodels of J. Alexander’s / Grill restaurants.

Financing Activities. Net cash used in financing activities for the first nine months of 2019 totaled $3,793 compared to $3,750 in the corresponding period of 2018, an increase of $43.  Cash payments associated with the Company’s debt remained the same in the first nine months of 2019 relative to the same period of 2018.  In the first nine months of 2019, we made payments of $43 for deferred financing fees related to the modifications of our loan agreement discussed in detail below.

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

The capital resources required for a new restaurant depend on the concept, the size of the building and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grill restaurant or Stoney River location, and anticipate that all new Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend approximately $700 per restaurant for typical pre-opening expenses and pre-opening rent expense, and expect that such expenses will approximate $775 in fiscal year 2019 related to the new J. Alexander’s / Grill restaurant in Houston, Texas, to be operated under the name Merus Grill, currently scheduled to open in November of 2019 and, to a lesser extent, the new Redlands Grill restaurant in San Antonio, Texas scheduled for opening in fiscal year 2020.

In addition to new store development, we plan to remodel three of our J. Alexander’s / Grill restaurants and two Stoney River restaurants in 2019.  We expect to complete three to eight remodels each year at an average cost of approximately $425 per location.

For fiscal year 2019, we currently estimate capital expenditure outlays will range between $14,000 and $16,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the planned opening of a Merus Grill restaurant in Houston, Texas during the fourth quarter of 2019, and, to a lesser extent, the planned opening of one Redlands Grill in San Antonio, Texas in fiscal year 2020 as well as capital expenditures incurred in connection with the remodels discussed above, to maintain our existing restaurants and for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and by the use of our loan agreements as necessary, depending upon the timing of expenditures.

An additional long-term capital requirement is the funding of the Amended and Restated Salary Continuation Agreements (the “Salary Continuation Agreements”) in place with certain current and former officers of the Company and the related Trust.  On October 19, 2015, the Trust was established and funded with a total of $4,304, which consisted of $2,415 in cash and $1,889 in cash surrender values of whole life insurance policies.  These assets are classified as noncurrent within the Company’s condensed consolidated financial statements.  The Company made additional cash contributions of $75 and $95 to the Trust in fiscal years 2019 and 2018, respectively, and will continue to make contributions to the Trust in the future in order to maintain the level of funding required by the Salary Continuation Agreements.

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first nine months of 2019.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations.  We had a working capital deficit of $15,394 at September 29, 2019 compared to a deficit of $16,313 at December 30, 2018.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

Credit Facility

The Company currently has four separate notes under its Second Amended and Restated Loan Agreement (“Loan Agreement”) with Pinnacle Bank. The borrower under the Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, assets sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements. The Loan Agreement consists of the following:

•

A $1,000 revolving line of credit (“Revolving Line of Credit”) that matures on September 3, 2021, and which may be used for general corporate purposes. The outstanding balance was $0 at both September 29, 2019 and December 30, 2018.

•	A $15,000 term loan (“Mortgage Loan”) that matures on September 3, 2021.
•	A $20,000 development line of credit (“Development Line of Credit”) that matures on September 3, 2021.
•	A $10,000 term loan (“Term Loan”) entered into in 2015 with a term of five years ending on May 3, 2020.

The current balance of each of these credit facilities is set out below.

In 2019, J. Alexander’s, LLC entered into two separate modification agreements with respect to the Loan Agreement with its lender. The first modification agreement (the “First Modification Agreement”) became effective on January 2, 2019, while the second modification agreement (the “Second Modification Agreement”) became effective on September 3, 2019.  The Loan Agreement previously provided that both the development line of credit and the term loan would bear interest at 30-day LIBOR plus 220 basis points and amounts borrowed under the revolving line of credit and the mortgage loan would bear interest at 30-day LIBOR plus 250 basis points.  The revolving line of credit previously had a minimum interest rate of 3.25%, and the mortgage loan had minimum and maximum interest rates of 3.25% and 6.25%, respectively. Under the terms of the First Modification Agreement, effective January 2, 2019, all of the notes under the Loan Agreement bear interest at LIBOR plus a sliding interest rate scale determined by the maximum adjusted debt to EBITDAR ratio.  For the quarter ended September 29, 2019, the interest rate was set at LIBOR plus 1.85%.  Additionally, the non-use fee payable quarterly on the development line of credit and revolving line of credit decreased as a result of the First Modification Agreement was modified from 0.25% to a sliding rate based on the maximum adjusted debt to EBITDAR ratio.  The interest rate and non-use fee rate scale is set forth as follows:

Maximum adjusted debt to EBITDAR ratio	Margin	Non-Use Fee Rate
Less than 1.25X	1.60%	0.15%
Less than 2.25X	1.85%	0.20%
Less than 3.25X	2.10%	0.25%
Greater than 3.25X	2.35%	0.30%

The Second Modification Agreement extended the maturity dates with respect to the Development Line of Credit, the Revolving Line of Credit and the Mortgage Loan to September 3, 2021.  Prior to the Second Modification Agreement, the revolving line of credit, the development line of credit, and the mortgage loan were set to mature on September 3, 2019, May 3, 2020 and September 3, 2020, respectively.  No further changes to the Loan Agreement were made as a result of the modification agreements discussed above.

The Loan Agreement also includes certain financial covenants and the modification agreement entered into in January 2019 states that the calculation of such covenants shall not be impacted by the Company’s adoption of ASC 842, Leases.  A fixed charge coverage ratio of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ended must be maintained.  The fixed charge coverage ratio is defined in the Loan Agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus non-cash share-based compensation expense minus the greater of either actual store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40 to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long-term debt and finance lease obligations made during such period, all determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  J. Alexander’s, LLC was in compliance with these financial covenants as of December 30, 2018 and the reporting periods subsequent to that date as of September 29, 2019.

At September 29, 2019, the amounts outstanding under the Development Line of Credit and the Revolving Line of Credit were $4,000 and $0, respectively, and a total of $17,000 was available to us for borrowing under these lines of credit on this date.  At September 29, 2019, $5,000 was outstanding under the Mortgage Loan and an additional $2,222 was outstanding under the Term Loan.  At September 29, 2019, the Loan Agreement is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $30,618.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 29, 2019, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of September 29, 2019, is as follows:

Wendy's restaurants (six leases)	$792
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	370
Total contingent liability related to assigned leases	$1,162

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

(b)

Changes in internal controls.  During the nine-month period ended September 29, 2019, the Company modified existing controls and processes to support the adoption of the new lease accounting standard that the Company adopted as of December 31, 2018, which included the implementation of new lease accounting software. There were no significant changes to the Company's internal control over financial reporting due to the adoption of the new standard.  Additionally, during the third quarter of 2019, the Company began to migrate certain information technology platforms and applications. In connection with the migration, management evaluated the impact of process changes on controls over financial reporting and updated our documentation and controls to ensure we maintain suitable controls over financial reporting. There have been no other changes in the Company’s internal control over financial reporting during the quarter ended September, 29, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

Form of Restricted Share Award Agreement under the J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan (Exhibit 10.2 of Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 1-37473), is incorporated herein by reference).

10.2

Form of Performance Share Award Agreement under the J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan (Exhibit 10.3 of Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 1-37473), is incorporated herein by reference).

10.3	Modification Agreement, dated September 3, 2019, by and between J. Alexander’s, LLC and Pinnacle Bank.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended September 29, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: November 8, 2019	/s/ Mark A. Parkey
Mark A. Parkey
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2019	/s/ Jessica L. Hagler
Jessica L. Hagler
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)