Form 10-K
period 2019-12-29
J. Alexander's Holdings, Inc.
filed 2020-03-13
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 29, 2019.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to                      .

Commission file number 1-37473

J. Alexander’s Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Tennessee	47-1608715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3401 West End Avenue, Suite 260 P.O. Box 24300
Nashville, Tennessee	37202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 269-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	JAX	New York Stock Exchange

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates was approximately $143,134,469.  For the purpose of this calculation, shares held by affiliates include those shares held by officers and directors of J. Alexander’s Holdings, Inc. as well as controlled companies of such directors.

The number of shares of the Company’s common stock, $0.001 par value, outstanding at March 12, 2020 was 15,011,676.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III hereof.

Dollar amounts within this Annual Report on Form 10-K (“Annual Report”) are presented in thousands except for average weekly sales per restaurant, average weekly same store sales per restaurant, average check per guest and per share amounts.

PART I

Item 1. Business

Overview

J. Alexander’s Holdings, Inc. (also referred to herein as the “Company,” “we,” “us” or “our”) owns and operates through its subsidiaries complementary upscale dining restaurants including: J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”). For more than 28 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept. Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2017, we successfully converted one of our previous J. Alexander’s locations in Ohio to the Lyndhurst Grill.  Further, in 2018, we successfully converted one of our previous J. Alexander’s locations in Kansas to the Overland Park Grill.  Each of these recently converted locations will continue to offer a contemporary American menu.  In 2019, we opened Merus Grill in Houston, Texas, the menu for which features a wide selection of American classics including prime rib of beef, steaks, fresh seafood, premium sandwiches and entrée salads served in a uniquely designed environment that also includes original artwork.

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

While each restaurant concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.” As of December 29, 2019, we operated a total of 47 locations across 16 states. During 2019, we opened one new location - the Merus Grill in Houston, Texas.

We operate on a 52- or 53-week fiscal year calendar ending on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  For purposes of this Annual Report, references to 2019 generally refer to our fiscal year 2019, which ended on December 29, 2019.  Fiscal years 2019, 2018 and 2017 each included 52 weeks of operations, respectively. Our next 53-week fiscal year is in fiscal year 2020.

The locations operating under the names Redlands Grill, Overland Park Grill, Lyndhurst Grill and Merus Grill have been included with the J. Alexander’s locations in the disclosures of key operating metrics such as average weekly sales, average weekly same store sales, average check and other applicable disclosures, and are collectively referred to herein as “J. Alexander’s / Grill” restaurants.

History and Corporate Structure

The first J. Alexander’s restaurant opened in 1991 in Nashville, Tennessee. From 1991 to 2012, J. Alexander’s restaurants were owned and operated by J. Alexander’s Corporation (“JAC”), the predecessor to J. Alexander’s, LLC. As of March 12, 2020, we operated 19 J. Alexander’s restaurants located in Florida, Georgia, Illinois, Kentucky, Louisiana, Michigan, North Carolina, Ohio, Pennsylvania, Tennessee and Texas.

Stoney River was founded in Atlanta, Georgia in 1996.  From 2000 until 2012, Stoney River was owned and operated by O’Charley’s, Inc., a multi-concept restaurant company that was acquired in April 2012 by affiliates of Fidelity National Financial, Inc. (“FNF”).  In September 2012, JAC was acquired by then Fidelity National Financial Ventures, LLC (“FNFV,” and now conducting business independently as Cannae Holdings, Inc., or “Cannae”), a former wholly owned subsidiary of FNF, and in February 2013, ownership of Stoney River Management Company, LLC and its subsidiaries and related restaurant assets were transferred to J. Alexander’s Holdings, LLC, then a newly formed, wholly owned subsidiary of FNFV and the principal holding company for the J. Alexander’s restaurant operations. As of March 12, 2020, we operated 13 Stoney River restaurants located in Georgia, Illinois, Kentucky, Maryland, Michigan, Missouri, North Carolina and Tennessee.

Redlands Grill is a restaurant concept that we launched in the first quarter of 2015 and expanded through the conversion of 12 J. Alexander’s restaurants during the course of fiscal years 2015 and 2016. As of March 12, 2020, we operated 12 Redlands Grill restaurants located in Alabama, Colorado, Florida, Georgia, Illinois, Kentucky, Ohio and Tennessee.

As noted above, the Company also operates a Lyndhurst Grill in Lyndhurst, Ohio, an Overland Park Grill in Overland Park, Kansas and a Merus Grill in Houston, Texas as of March 12, 2020.

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

In further execution of this strategy, we have transitioned 12 locations to a Redlands Grill and anticipate that we could transition additional locations to a Redlands Grill, a Merus Grill, or any of our other trademarked names in the future. The benefits of converting existing J. Alexander’s restaurants to Redlands Grill are twofold. In larger metropolitan areas and midsize markets, we can operate an additional restaurant and, in other markets, conversions will reduce the number of J. Alexander’s national locations. This multiple concept strategy will allow us to expand the number of units we operate without directly competing with ourselves in major metropolitan markets and offer our consumers a differentiated look and feel while preserving the made-from-scratch and upscale service our guests have come to expect. During 2017, we transitioned one J. Alexander’s location to a Lyndhurst Grill.  Further, during 2018, we transitioned a J. Alexander’s location to the Overland Park Grill.

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

Our Restaurants

J. Alexander’s / Grills

The first J. Alexander’s restaurant was opened in 1991 in Nashville, Tennessee. Since its inception, J. Alexander’s has been a quality-focused upscale dining restaurant offering a contemporary American menu in a lively environment with attentive, courteous and professional service. J. Alexander’s menu centers around made-from-scratch items with a focus on fresh ingredients providing guests a variety of high quality menu options. We believe J. Alexander’s restaurants have a low table to server ratio which, when coupled with our intensive training program and team approach to table service, allows our servers to provide better, more detail-oriented and attentive service. As of March 12, 2020, we had 19 J. Alexander’s locations in 11 states.

The J. Alexander’s menu features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads; soups; and assorted sandwiches, appetizers and desserts. We place special emphasis on high quality and sustainable seafood and daily specials which enable us to efficiently take advantage of variances in food costs. We also incorporate local “farm-to-table” produce to provide menu variety to our guests. As a part of our commitment to quality, the majority of our soups, sauces, salsa, salad dressings and desserts are made daily from scratch; our steaks are cut in house; and our beef, chicken, seafood and select vegetable offerings are grilled over a genuine hardwood fire or, in selected locations, in a 1600 degree Montague® broiler. All of our steaks are U.S.D.A. choice beef (or higher) with a targeted aging of 21 to 38 days. We use only Certified Angus Beef ® for all strip steaks and chuck rolls.  We grind chuck fresh daily for our hand-pattied burgers. The J. Alexander’s food menu is complemented by a comprehensive wine list that offers familiar varietals.

Redlands Grill offers a broad contemporary American cuisine featuring expanded menu offerings on a seasonal or rotational basis. We anticipate that over time the Redlands Grills will have more sushi and contemporary products like in-restaurant prepared flatbreads compared to a J. Alexander’s Restaurant which will emphasize center of the plate proteins. Redlands Grill offers a brunch menu in locations that can support a brunch program. For example, the Redlands Grill on West End Avenue in Nashville, Tennessee features a high quality sushi program, jumbo fried shrimp, shrimp louie entrée salad, French press coffee service and unique desserts such as a “deconstructed” ice cream sundae and numerous other feature items not offered in all J. Alexander’s locations. On Sundays, Redlands Grill offers a wide selection of made-from-scratch brunch items including Belgian waffles, eggs benedict, huevos ranchero, quiche, omelettes and lemon and ricotta hotcakes. The Redlands Grill on West End also has a more extensive wine program than a typical J. Alexander’s Restaurant, with an award-winning wine program that offers 35 wines by the glass and maintains over 140 bottles. Each restaurant is open for lunch and dinner seven days a week. Menu items are priced similarly to those at J. Alexander’s restaurants.  As of March 12, 2020, we operated 12 Redlands Grill in eight states.

J. Alexander’s / Grill restaurants are open for lunch and dinner, seven days a week. The breadth of our menu offering helps generate significant traffic at both lunch and dinner.  Lunch entrées range in price from approximately $12.00 to $38.00, while appetizers and entrée salads range from approximately $8.00 to $20.00. Dinner entrée prices range from approximately $14.00 to $39.00, and dinner appetizers and entrée salads range from approximately $8.00 to $21.00. In 2019, lunch and dinner represented approximately 31% and 69% of sales, respectively. Alcohol was 18% of sales for the same period. Our average unit volumes were approximately $5,800 in 2019, and our highest volume restaurant exceeded $9,400 in annual sales.  Our average weekly same store sales for 2019 were $113,400. The average check for J. Alexander’s / Grill restaurants in 2019 was $32.46.

Architecturally, J. Alexander’s / Grill restaurants employ contemporary designs and unique features contributing to a high-end, upscale environment. Each J. Alexander’s / Grill location incorporates natural materials such as stone and wood and, for much of our history, has been craftsman-style. Our J. Alexander’s / Grill restaurants include open floor plans and, in some cases, exposed structural steel, in each case giving the restaurants a contemporary feel. The architectural design varies from location to location depending on the space available, and several locations include unique attributes such as fire pits or patios. All locations feature original artwork, full bars and open kitchens. We believe this gives our restaurants a boutique, unchained feel which is an important facet of our design and site strategy. J. Alexander’s / Grill locations range in size from 6,900 to 9,000 square feet and can accommodate up to 220 guests, on average.

Stoney River Steakhouse and Grill

Stoney River is an upscale steakhouse restaurant that seeks to provide the quality and service of fine dining steakhouses at a lower price point. Stoney River offers a high quality steakhouse menu and a broad selection of non-steak entrées with an emphasis on featured items. We believe Stoney River restaurants have a low table to server ratio in line with that of “white tablecloth” steakhouses. This, coupled with our intensive training program and team approach to table service, allows our servers to provide highly attentive service. As of March 12, 2020, we had 13 Stoney River restaurants in eight states.

Stoney River offers a high quality steakhouse menu, but unlike menus of many of its more expensive competitors, the menu is not à la carte, and a side item is included with all filets and steaks. Stoney River’s menu features its popular Coffee-Cured Filet Mignon, as well as other U.S.D.A. choice (or higher) aged beef options. Particularly when compared to steakhouse competitors, Stoney River places special emphasis on a broad selection of steak alternatives including baby back ribs, ahi tuna, pasta, chicken, salmon and other popular non-steak dishes. Although beef accounts for a significant portion of our entrée sales, Stoney River also offers an extensive wine list, including high quality and unique selections. The quality of the beef and inclusion of a side item offers our guests a premium offering at a more reasonable price than many steakhouse competitors.

Each restaurant is open for dinner seven days a week, and several are open for lunch or Sunday brunch. Entrées range in price from approximately $12.00 to $45.00, and appetizers and entrée salads range in price from approximately $8.00 to $21.00. Each location has a full bar, and alcohol and wine represented approximately 21% of sales in 2019. Our average unit volumes were approximately $4,200 in 2019, and our highest volume restaurant exceeded $6,200 in annual sales.  Our average weekly same store sales for 2019 were $79,500. During 2019, the average check for Stoney River was $42.35. Stoney River’s basic restaurant design is modeled after an elite and modern mountain lodge-style building. As we executed our recent remodeling program, we elevated the decor to a more updated contemporary feel. Stoney River locations range in size from 6,400 to 8,000 square feet and can accommodate up to 260 guests on average, including private dining spaces. Most locations offer private dining as an option, and private dining accounted for approximately 5.9% of net sales in 2019. Going forward, we anticipate that each new Stoney River location will operate as a lunch and dinner service restaurant.

The Company also operates a Lyndhurst Grill in Lyndhurst, Ohio, an Overland Park Grill in Overland Park, Kansas, and a Merus Grill in Houston, Texas, as of March 12, 2020.  Lyndhurst Grill and Overland Park Grill were recently converted and previously operated as a J. Alexander’s restaurant.  In 2019, we opened Merus Grill in Houston, Texas, the menu for which features a wide selection of American classics including prime rib of beef, steaks, fresh seafood, premium sandwiches and entrée salads served in a uniquely designed environment that also includes original artwork.

Our Competitive Strengths

Over the more than 28-year operating history of our restaurants, we have developed and refined the following strengths:

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

Premium, Freshly Made Cuisine. All of our restaurants are committed to preparing high quality food from innovative menus. We are selective in our choice of ingredients and menu offerings, including the grades of beef and the freshness of seafood and vegetables we serve. Substantially all protein and vegetable offerings are delivered fresh to our restaurants and are not frozen in transport or in storage prior to being served, and are predominantly preservative and additive-free. We offer made-to-order items prepared from scratch, with approximately 95% of our items, including stocks, sauces and desserts, made in-house daily. Our food menu is complemented by comprehensive wine lists that offer familiar varietals. While each restaurant’s menu has its own distinctive profile, we strive to continuously innovate with new ingredients and local “farm-to-table” produce to provide specials and limited time featured items to keep the experience new and interesting for our guests. All of our new menu items are developed through a process designed to meet our high standards. An important component of the quality assurance system is the preparation of taste plates. Within each restaurant, 100% of menu items are taste-tested daily by a manager to ensure that only the highest quality, properly prepared food meeting or exceeding our specifications is served in each restaurant. A key position in each restaurant is the Quality Control coordinator (“QC”). This position is always staffed by a fully-trained manager who inspects every plate of food before it is served to our guests. We believe that the QC inspection by a member of management is a significant and vital factor in maintaining consistent, high food quality.

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

Sophisticated Experience. Our restaurants use a variety of architectural designs and building finishes to provide guests with beautiful, upscale décor with contemporary and timeless finishes. We are proactive with our repair and maintenance program in all locations, in an attempt to ensure that no restaurant ever looks “highly trafficked” or dated and to reduce the need for periodic remodels to reimage a location to acceptable standards.

Attractive Unit Economics and Consistent Execution

We believe that we have a long standing track record of consistently producing high average weekly sales and average unit sales volumes and have proven the viability of our restaurants in multiple markets and regions. Since the end of the most recent United

States (“U.S.”) recession, we have successfully increased our average weekly sales from $82,300 in fiscal year 2009 to $112,100 in fiscal year 2019 for the J. Alexander’s / Grill restaurant concepts. Our highest volume J. Alexander’s / Grill restaurant generated net sales of approximately $9,400 in 2019. Since we began operating Stoney River, we have been able to increase the average weekly sales at the Stoney River restaurants even while implementing significant operational improvements and remodeling locations. We believe that additional remodels and potential expansions of locations in each of our concepts will contribute to increases in same store sales.

Strong Cultural Focus on Continuous Training

We believe that our stringent employee hiring standards, coupled with our extensive and continuous training programs for all employees, contribute to providing outstanding service to our guests at each of our restaurants. We prefer to promote our restaurant general managers and regional management from within the organization, and over 60% of those roles are currently filled by individuals promoted from within. We believe that this helps to ensure that our unique focus and culture of excellent service are thoroughly disseminated throughout our restaurants. We seek to hire management prospects from top culinary programs nationwide and to train them in our service levels and processes. It can take three to five years of experience in our system for a management trainee to be qualified for promotion to general manager in one of our locations. We also provide ongoing training opportunities for our back of the house and kitchen staff to ensure they maintain and improve their skills and learn how best to prepare our current and new menu items.

Sophisticated and Scalable Back Office and Operations

We have been in operation for over 28 years and have a long history of operating high volume restaurants. We employ a sophisticated menu development process that has successfully created replicable recipes with a focus on maximizing gross margin by highly efficient use of perishable food inventories to create unique and inviting recipes. Our recipes are developed to use premium ingredients sourced from long standing relationships with high quality vendors. Most of our protein purchases are negotiated directly with our suppliers. We believe this not only reduces overall food costs but enables us to enforce strict standards on orders and adherence to the detailed instruction manual we provide to producers. Because we deal directly with producers, we are also able to take advantage of seasonal products and provide “farm-to-table” options that change with the seasons and ingredient availability through our unique “featured items” menu. Direct relationships with vendors also provide us cost and flexibility advantages that may not be available from third party distributors. We also have a shared services model for our back-office that centralizes certain functionality at our corporate headquarters and leverages advanced systems platforms. Services shared between our concepts include staff training, real estate development, purchasing, human resources, information technology and finance and accounting, further contributing to the complementary nature of our concepts. We believe that the teams and technology we have put in place to manage these functions, and other non-restaurant operations functions, are capable of managing the number of restaurants in our current growth plan with limited additional hires.

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

Experienced Management Team

We are led by a management team with significant experience in all aspects of restaurant operations. Our experienced team of industry veterans at the executive level has an average of approximately 25 years of restaurant experience, and our 47 general managers, as of December 29, 2019, have an average tenure at J. Alexander’s / Grill restaurants and Stoney River of approximately 13.2 years and 8.1 years, respectively.

Our Growth Strategies

We believe there are significant opportunities to grow our business, strengthen our competitive position and enhance our restaurants through the implementation of the following strategies:

Deliver Consistent Same Store Sales

We believe that we will be able to generate annual same store sales growth on a long-term, consistent basis by providing an attractive price/value proposition for our guests through excellent service in an upscale environment. We continually focus on delivering freshly prepared, contemporary American cuisine to our guests, with exceptional quality and service at a reasonable price point. Though the core menu at each restaurant is consistent and familiar to our guests, we regularly explore potential additions as well as limited-time featured food and drink offerings that are rotated on a weekly basis. As a result, we are able to adapt to changing consumer tastes and incorporate local offerings to reinforce our boutique restaurant feel. We continue to explore ways to increase the number of occasions and flexibility of dining options for our guests, including the addition of Sunday brunch items at select restaurants within each concept.  In addition, we operate a program of continuous investment in all of our locations to maintain our store images at the highest level, and target spending $75 to $100 per year in maintenance capital expenditures per restaurant.

Pursue Disciplined New Restaurant Growth in Target Markets

We believe each of our concepts has significant growth potential and that there are significant opportunities to grow our concepts on a nationwide basis in both existing and new markets where we believe we can generate attractive unit economics.

We are constantly evaluating potential sites for new restaurant openings and currently have more than 15 locations in more than 10 separate markets under various stages of review and development. We believe that having a large number of sites under review at any one time is necessary in order to meet our development goals. In our experience, sites under analysis often will not result in a new restaurant location for any number of reasons, including the delay or cancelation of larger development projects on which a future restaurant may depend, the loss of potential site locations to competitors or our ultimate determination that a site under review is not appropriate for one of our restaurants. We believe that the number of available and potential sites under review by us, the anticipated costs of opening a new restaurant location and our current capital resources will support up to four new store openings annually. However, our ability to open any particular number of restaurants in any calendar year is dependent upon many factors, risks and uncertainties beyond our control as discussed more fully elsewhere in this Annual Report under the heading “Item 1A. Risk Factors”.  The most recent restaurant openings include a Merus Grill restaurant in Houston, Texas, during November 2019, a Stoney River restaurant in Troy, Michigan, during October 2018 and a J. Alexander’s restaurant in King of Prussia, Pennsylvania, in April 2018.  In addition, the Company expects to open two new J. Alexander’s / Grill restaurants in 2020, the first of which will be located in San Antonio, Texas, while the second restaurant will be located in Madison, Alabama.

We expect that the development of our Redlands Grill and other concepts will further accelerate growth by allowing us to expand into certain markets which currently have a J. Alexander’s and/or Stoney River restaurant that might not otherwise have been considered viable for expansion opportunities.

Improve Margins and Leverage Infrastructure

We believe that our corporate infrastructure and technology can support a restaurant base greater than our existing footprint.  We have made recent significant investments in updated technology platforms that will enable greater visibility into the real-time operations of each restaurant, and are expected to result in cost of sales and labor efficiencies. As we continue to grow, we expect to drive greater efficiencies in our supply chain and leverage our technology and existing support infrastructure to enhance margins as we anticipate that, over time, general and administrative expenses will grow at a slower rate than our restaurant base and revenues.

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

For each of our restaurants, our key site criterion is that the population within a five mile radius has a high concentration of our targeted guests, which includes individuals in the upper income demographic of major metropolitan areas that dine out frequently. In addition, we target high concentrations of retail and upscale office developments to support our lunch business. We also prefer locations with high visibility and ample parking spaces.

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

Stoney River locations typically contain approximately 6,400 to 8,000 square feet with seating for an average of approximately 260 guests. Most of our Stoney River locations include private dining spaces, which represented 5.9% of sales at Stoney River in 2019.  Historically, the majority of our Stoney River locations operated as a dinner service only restaurant traditionally found within the steakhouse category of restaurants.  Over the past several years, we have added lunch and/or brunch service to selected locations.  Of the 13 Stoney River restaurants, seven and 10 locations are now serving lunch and brunch, respectively. Beginning with the new Stoney River restaurant in Troy, Michigan, which opened in October 2018, we anticipate that each new Stoney River location will operate as a lunch and dinner service restaurant. For Stoney River locations, we estimate that each new build, under the assumption noted above, will typically require a total cash investment of $5,000 to $6,000 (excluding pre-opening costs and any tenant incentives).

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

Hiring and Training

We are highly focused on providing an unparalleled experience to our guests. Achieving this experience is intricately tied to careful hiring, thorough training and an apprenticeship for management trainees that provides intimate knowledge of every facet of our restaurants. We have implemented a sophisticated and stringent hiring and training program. Maintaining the uniqueness of our culture, with our focus on quality and training, starts with hiring. Excluding the needs of new restaurants, we hire approximately 60 to 75 new management trainees annually. For new locations, we believe this number is approximately 70 to 85 per year. We focus our recruiting efforts on approximately fifteen of the best culinary programs in the country where we believe our long relationships with the schools enable us to identify and recruit the most promising students. These graduates typically spend three to five years in restaurant management before they are promoted to a department responsibility or a general manager role. During that time, they experience every job in the restaurant. Because of our focus on quality and training, we have traditionally found that some of our most successful managers have been hired from within. All restaurant management candidates, regardless of previous experience, are required to complete a 10 to 13 week training program at the beginning of their employment.

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

Beef is the largest percentage of our food costs, representing approximately 30% of total food and beverage costs in 2019. We purchase the majority of our beef directly from the producers, rather than through a distributor or third party supplier. We believe that direct relationships with these vendors provide us cost and flexibility advantages that may not be available from third party distributors. We have purchased beef from our current primary beef supplier for multiple consecutive years and anticipate this will continue for the foreseeable future. We do not hedge our beef purchases, and instead rely on our direct purchases and menu innovation to offset potential price increases.

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

Intellectual Property and Trademarks

We own a number of trademarks and service marks registered with the United States Patent and Trademark Office (“PTO”). We have registered the following marks with the PTO, among others: “J. Alexander’s Restaurant,” “Redlands Grill,” “Lyndhurst Grill,” “Merus Grill,” “Black River Angus Beef,” “Black River Premium Beef,” “Legendary Steaks,” “Stoney River,” “Stoney River Legendary Steaks,” “Stoney River Steakhouse and Grill,” “Stoney River Legendary Filet,” “Seahorse” and “Birmingham Grill.” In addition, we have also registered the Internet domain names jalexanders.com, jalexandersholdings.com, redlandsgrill.com, lyndhurstgrill.com, overlandparkgrill.com, merusgrill.com and stoneyriver.com, among others, and have registered certain copyrights with the U.S. Copyright Office, including copyrights with respect to the J. Alexander’s menu and the J. Alexander’s cocktail menu.

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

Marketing and Advertising

We rely on our reputation, our loyal guest base and positive “word of mouth” advertising to maintain and grow our net sales and guest counts rather than focusing on traditional paid advertising through television, radio or print, or using significant discounting and couponing. We also rely on a social media and digital marketing strategy that provides us the opportunity to regularly engage with our guests and to reach a targeted new guest base in a cost-efficient manner. This strategy includes communications through Facebook®, Twitter®, Instagram®, YouTube®, and other social media platforms as well as direct email marketing to customers. See “Risk Factors – Any inability to actively and effectively utilize and manage social media could harm our reputation, which could adversely affect our results of operations.”

Locally-driven advertising is also evolving as another important aspect of our marketing strategy. We participate in local media events for critics and writers, including Yelp® events for their elite writers, as well as certain trade area promotional events, guest appearances on local television news restaurant segments, local lifestyle magazine ad buys, and local charitable events. We also make efforts to engage and build awareness with local event planners, hotel concierges and shuttle drivers, shopping center operators, chambers of commerce, neighborhood groups and others in the local communities in which we operate. For restaurants opening in new markets, we also issue press releases through local media channels to increase awareness ahead of the openings.

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

In addition, we are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing similar matters including minimum wages, overtime, workplace safety and other working conditions.  A significant number of our hourly restaurant staff members receive income from gratuities.  We participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been party to such matters in the past. See “Risk Factors—Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.”

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

Information Technology

All of our restaurants use computerized point-of-sale systems created by Micros Systems, which we believe are scalable to support our future growth plans. Our restaurants process credit cards using point-to-point encryption (“P2PE”) technology to ensure the highest level of credit card security protection for our guests.  The Company also uses EMV chip-card technology to provide an additional layer of credit card security.  We utilize a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of our restaurants utilize touch screen point-of-sale and electronic gift card systems, and also employ a theoretical food costing program, all of which were specifically designed for the restaurant industry. We use our management information systems to develop pricing strategies, identify food cost issues, monitor new product acceptance and evaluate restaurant-level productivity. The system also supplies sales, bank deposit and variance data to our accounting department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly detailed profit and loss statements for each location with final reports following the end of each period. In fiscal year 2019, we committed significant resources to the implementation of both a new restaurant back-office system that handles inventory and invoice management, theoretical food costing, product usage forecasting and other core restaurant-level processes, as well as a new human capital management solution that encompasses payroll processing, human resources and benefits management, recruiting and onboarding, learning management and other key talent management functions. We believe the investment in these technologies will allow management to have greater visibility into day-to-day operations, reduce compliance costs and risks, improve efficiency, reduce turnover and overtime labor and better leverage existing talent in managing the business on a long-term basis. We expect to continue to develop our management information systems to assist management in analyzing business issues and to improve efficiency. Federal and state regulation of privacy and security, and in the restaurant industry in particular, may increase in scope or severity in the future. A determination by a federal or state agency, or a court, that our practices do not meet such laws or regulations could result in legal liability, adverse publicity, and require us to modify our practices and incur substantial costs and expenses.

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

In virtually all of our markets, we compete primarily against locally-owned boutique restaurants or locally-managed restaurant groups with similar menus and similar concept attributes at check averages that approximate ours. To a lesser extent, we compete with restaurant groups, both regional and national, that market to the same upscale restaurant guest and may have menus, formats and check averages that differ from ours. Del Frisco’s Grill, North Italia, Eddie V’s Prime Seafood and Seasons 52 are concepts that would fall within this second category, and would be considered competitors of our J. Alexander’s / Grill concepts. Stoney River generally competes with restaurants that are considered steakhouses or have a steakhouse format such as The Palm,

Ruth’s Chris Steak House, STK, Morton’s The Steakhouse, Del Frisco’s Double Eagle Steak House, and Fleming’s Prime Steakhouse and Wine Bar.

Employee Matters

As of December 29, 2019, we employed approximately 4,200 persons, including 53 persons on the corporate staff. We believe that our employee relations are good. We are not a party to any collective bargaining agreements.

Legal Proceedings

We are a defendant from time to time in various claims or legal proceedings arising in the ordinary course of our business, including claims relating to injury or wrongful death under “dram shop” laws, labor-related claims, workers’ compensation matters, discrimination, ADA and similar matters, claims resulting from “slip and fall” accidents, claims relating to lease and contractual obligations, federal and state tax matters and claims from guests or employees alleging illness, injury or other food quality, health or operational concerns. We do not believe that any of the legal proceedings pending against us as of the date of this Annual Report will have a material adverse effect on our liquidity or financial condition. We may incur liabilities, receive benefits, settle disputes, sustain judgments or accrue expenses relating to legal proceedings in a particular fiscal year which may adversely affect our results of operations, or on occasion, receive settlements that favorably affect our results of operations.

Information about our Executive Officers

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

Name and Age	Position
Lonnie J. Stout II, 73	Executive Chairman of the Board of Directors
Mark A. Parkey, 57	President and Chief Executive Officer
J. Michael Moore, 60	Executive Vice President and Chief Operating Officer
Jessica L. Hagler, 40	Vice President, Chief Financial Officer, Treasurer and Secretary
Jason S. Parks, 48	Vice President and Chief Information Officer
Lonnie J. Stout II

Mr. Stout has served as the Executive Chairman of the Board of Directors since May 1, 2019.  Prior to that time, Mr. Stout served as a director as well as the President and Chief Executive Officer of the Company since its formation. Prior to the formation of the Company in 2014, he was a director/manager (as applicable), President and Chief Executive Officer of JAC, J. Alexander’s Holdings, LLC and J. Alexander’s, LLC, positions he has held since May 1986. Mr. Stout joined JAC in 1979 and since that time has held various leadership roles, including Executive Vice President and Chief Financial Officer of JAC from October 1981 to May 1984, and a member of the board of directors of JAC from 1982 until October 2012, and served as Chairman from July 1990 until October 2012.

Mark A. Parkey

Mr. Parkey has served as President and Chief Executive Officer since his promotion to this position effective May 1, 2019.  Prior to this time, Mr. Parkey served as the Executive Vice President, Chief Financial Officer and Treasurer of the Company since its formation. He has held the same positions at J. Alexander’s Holdings, LLC and J. Alexander’s, LLC since May 2013. Prior to becoming the Chief Financial Officer, Mr. Parkey served as Vice President of JAC from May 1999 to October 2012, Controller of JAC from May 1997 to October 2012, Vice President and Controller of J. Alexander’s Holdings, LLC and J. Alexander’s, LLC from October 2012 until August 2013 and as the Director of Finance of JAC from January 1993 to May 1997.

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

Jessica L. Hagler

Ms. Hagler has served as Vice President, Chief Financial Officer, Treasurer and Secretary since her promotion to these roles effective May 1, 2019.  Prior to this time, Ms. Hagler served as Vice President, Controller and Chief Accounting Officer of the Company since October 2015, and as the Secretary of the Company since February 2018.  She previously served as Assistant Vice President and Controller of the Company since its formation in August 2014 and held the same positions with J. Alexander’s Holdings, LLC and its subsidiaries since May 2013. Prior to that time, she served JAC in the role of Director of Financial Reporting and Compliance from March 2012 through May 2013 and as Director of Compliance from November 2010 to March 2012. Prior to joining the Company, Ms. Hagler was a Senior Manager in Audit at KPMG LLP.

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

•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations and any other future concept locations;
•	the significant competition we face for guests, real estate and employees;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at our existing restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from social media platforms, concerns regarding food safety and foodborne illnesses or other matters;

•	the impact of pandemics, such as outbreaks of viruses, foodborne illnesses or other diseases;
•	the impact of changes in new information and attitudes regarding health and diets;
•	the impact of proposed and future government regulation and changes in healthcare, labor, including minimum wage rates, and other laws;
•	our ability to utilize and manage social media;
•	our expectations regarding litigation or other legal proceedings;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including tradename and goodwill;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of our ongoing process to review strategic alternatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of adverse weather conditions, including hurricanes and other weather-related disturbances; and
•	the other matters described under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Item 1A. Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are including the following cautionary statements identifying important factors that could significantly and adversely affect the Company and cause actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company.  The risks and uncertainties described below should be considered carefully, and with all the other information contained in this Annual Report, in evaluating the Company and its business.

Changes in general economic conditions, including any economic downturn or continuing economic uncertainty, have adversely impacted our business and results of operations in the past and may do so again.

Purchases at our restaurants are discretionary for consumers, and we are, therefore, susceptible to economic slowdowns. We believe that consumers generally are more willing to make discretionary purchases, including upscale and high-end restaurant meals, during favorable economic conditions. The most recent economic downturn, uncertainty and disruptions in the overall economy, including high unemployment, reduced access to credit and increased financial market volatility and unpredictability, and the related reduction in consumer confidence, negatively affected guest traffic and sales throughout our industry, including our category. If the economy experiences a new downturn or there are significant uncertainties regarding U.S. budgetary and fiscal policies, our guests, particularly price-sensitive families and couples and cost-conscious business clientele, may reduce their level of discretionary spending, impacting the frequency with which they choose to dine out or the amount they spend on meals while dining out.

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

Many of our restaurants are located in or adjacent to traditional commercial retail centers, and to an extent rely on elevated levels of retail area traffic in these areas, especially during the holiday seasons.  As consumer spending patterns continue to migrate to online shopping or to boutique, local shopping resources, and away from malls and other traditional commercial retail centers, these restaurant locations may be negatively impacted.

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

Our ability to successfully execute new restaurant development depends heavily on successful site selection. If a site does not produce the anticipated results, a restaurant location may never reach our desired level of profitability, if it becomes profitable at all. In those cases, we may be forced to close restaurants and will incur significant costs associated with our exit from those markets, including costs associated with lease terminations or potential losses on the sale of real property that we own. For example, in 2013, we closed restaurants in Orlando, Scottsdale and Chicago because management determined that these restaurants were not producing acceptable levels of profitability. Additionally, previously successful restaurants may cease to produce acceptable or desired results in the future due to changes within the market in which they operate, such as a geographic shift in commercial development that drives guests away from the area in which we have an existing location. In those cases, if we determine that the market is still desirable, we may choose to relocate our existing restaurant or restaurants within that same market, which could result in increased costs associated with the purchase or lease of new property. For example, in 2017, we closed a restaurant in Houston upon the expiration of the lease and chose to look for a more desirable site within Houston.  We subsequently opened a new location in Houston in November 2019.

Significant capital is required to develop new restaurants and to maintain existing restaurants and to the extent financing is available to us, it may only be available on terms that could impose significant operating and financial restrictions on us.

We believe that the required capital investment in our upscale restaurants is high compared to more casual dining restaurants. Failure of a new restaurant to generate satisfactory net sales and profits in relation to its investment could result in our failure to achieve the desired financial return on the restaurant. Additionally, we may require capital beyond the cash flow provided from operations in order to open new units, which may be difficult to obtain on favorable terms, if at all. The terms of any financing we may obtain could impose restrictions on our operations, development and new financings. Further, after a restaurant is opened, we continue to incur significant capital costs associated with our strategy to reinvest in our restaurants in order to maintain the highly attractive, contemporary and comfortable environment in each of our locations that we believe our guests expect. For example, we completed the remodel of two J. Alexander’s restaurants during 2019, which resulted in an average capitalized cost of approximately $400.  Further, we completed the exterior upgrade of one Stoney River restaurant in 2019, for which capitalized costs were approximately $215.  We expect to complete three to eight remodels each year at an average cost of approximately $425 per location.  For 2020, we intend to complete reinvestments and improvements at our existing facilities at an approximate total cost of $7,000 and to invest approximately $10,800 in new locations. Consequently, our ability to carry out our growth strategy and to execute on development and capital expenditure decisions that we believe to be in our long-term best interest could be limited by the availability of additional financing sources and could involve additional borrowing which would further increase our long-term debt and interest expense.

Our growth, including the development and improvement of our Stoney River, Redlands Grill and Merus Grill locations, may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.

We believe there are opportunities to open up to four restaurants annually, and we anticipate that we will open two locations in 2020. Our targeted growth will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. We also need to develop awareness of our Redlands Grill and Merus Grill concepts. This may require the commitment of a significant amount of human capital and marketing expenditures. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls and information systems, if this infrastructure is insufficient to support our anticipated expansion, our ability to open new restaurants and to manage our existing restaurants could be adversely affected. If we fail to continue to improve our infrastructure or if our infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing restaurants.

If we are unable to successfully transition certain of our J. Alexander’s locations to other Grill locations, we may experience reduced revenue and margins at these locations, which could materially and adversely affect our financial condition and results of operation.

A key element of our business model is to pursue a multiple concept strategy consisting of the development of a number of restaurant concepts competing in the upscale casual dining segment of the restaurant industry. This is intended to, among other things, allow us to avoid being identified as a chain restaurant and to operate multiple concepts in the same market. In furtherance of this strategy, over the past four years we have developed the Redlands Grill concept and have transitioned 12 J. Alexander’s restaurants into Redlands Grills, one restaurant to a Lyndhurst Grill and one restaurant to an Overland Park Grill. These conversions are being undertaken in markets and particular locations where we believe the new concept will be successful. However, we may experience a decrease in traffic, revenue or margins related to our strategy.

If consumer preferences change, acceptance of the selected Grill concept is not as strong as expected, or the existing guest base patronizing these converted locations diminishes or discontinues, revenue at these restaurants may decrease and we could be required to expend additional resources on advertising and promotion which would reduce profit margins at these locations which may have a material adverse effect on our overall financial performance.

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

At March 12, 2020, we operated 47 restaurants in 16 states. Because of our relatively small restaurant base, unsuccessful restaurants could have a more adverse effect in relation to our financial condition and results of operations than would be the case in a restaurant company with a greater number of restaurants. For example, our J. Alexander’s locations in Franklin, Tennessee and Plantation, Florida represented approximately 3.6% and 3.8% of our revenues in 2019, respectively.

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

Beef costs represented approximately 30% of our food and beverage costs during 2019. We currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The beef market is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. We expect that beef prices in 2020 will be consistent with or perhaps experience modest increases relative to fiscal year 2019.

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

Any inability to actively and effectively utilize and manage social media could harm our reputation, which could adversely affect our results of operations.

Social media provides a powerful medium for consumers, employees and others to communicate their approval of or displeasure with a business. This aspect of social media is especially challenging because it allows any individual to reach a broad audience with an ability to respond or react, in near real time, with comments that are often not filtered or checked for accuracy. If we are unable to quickly and effectively respond, any negative publicity could “go viral” causing nearly immediate and potentially significant harm to our reputation, whether or not factually accurate.

Our marketing strategy includes an emphasis on social media. As social media continues to grow in popularity, many of our competitors have expanded and improved their use of social media, making it more difficult for us to differentiate our social media messaging. As a result, we need to continuously innovate and develop our social media strategies and content.

If we do not appropriately use and manage our social media strategies, our marketing efforts in this area may not be successful, and any failure to effectively respond to negative or potentially damaging social media, whether accurate or not, could damage our reputation, which could materially adversely affect our financial performance.

Negative customer experiences or negative publicity surrounding our restaurants or other restaurants could adversely affect sales in one or more of our restaurants and make our concepts less valuable.

Because we believe that our success depends significantly on our ability to provide exceptional food quality, outstanding service and an excellent overall dining experience, adverse publicity, whether or not accurate, relating to guest experience, food quality, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers or others across the food industry supply chain could affect us more than it would other restaurants that compete primarily on price or other factors. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the value and popularity of one or more of our concepts could suffer. Further, because we rely heavily on “word-of-mouth,” as opposed to more conventional mediums of advertisement, to establish restaurant recognition, our business may be more adversely affected by negative customer experiences than other upscale dining establishments, including those of our competitors.

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

Healthcare reform efforts and other changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to effect major change within the U.S. healthcare system. The PPACA affects how healthcare services are covered, delivered and reimbursed, in part through expanded health insurance coverage. As currently structured, the PPACA requires us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We currently offer and subsidize a portion of comprehensive healthcare coverage, primarily for our salaried employees. It is possible that by making changes or failing to make changes in our healthcare plans we will become less competitive in the market for our labor.

However, there is uncertainty regarding the future of the PPACA. It has been subject to court challenges and efforts by the presidential administration and certain members of Congress to repeal or make significant changes to the law, its implementation and/or its interpretation. For example, effective January 1, 2019, the penalty associated with the individual mandate to maintain health insurance was effectively eliminated. As a result of this change, in December 2018, a federal judge in Texas found the individual mandate to be unconstitutional and determined that the rest of the PPACA was, therefore, invalid. In December 2019, an appellate court upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. Pending the appeals process, the PPACA remains in place. It is uncertain whether the elimination of the individual mandate will impact the number of our current employees enrolled in healthcare benefits. In addition, there is uncertainty regarding the potential of other reform efforts at the federal and state levels. For example, some presidential candidates and members of Congress have proposed measures that would expand government-sponsored coverage, including single-payor proposals.

Finally, implementing the requirements of the PPACA imposed administrative costs on us. The costs and other effects of healthcare requirements did not have a significant effect on our business, financial condition or results of operations in fiscal year 2019, and based on current rules, are not expected to significantly impact us in fiscal year 2020, but they, or any future changes to healthcare laws, may significantly increase our healthcare coverage costs in future periods and could materially adversely affect our business, financial condition and results of operations.

Changes to minimum wage laws and potential labor shortages could increase our labor costs substantially, which could slow our growth and adversely impact our ability to operate our restaurants.

Under the minimum wage laws in most jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage for general employees because these employees receive tips as a substantial part of their income. A considerable portion of our employees earn this lower minimum wage. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. In addition, any increase in the minimum wage, such as the last increase in the minimum wage on July 24, 2009 to $7.25 per hour under the Federal Minimum Wage Act of 2007, would increase our costs. Certain states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage as well. Any increases in federal or state minimum wages or tipped minimum wages may cause us to increase the wages paid to our employees who already earn above-minimum wages in order to continue to attract and retain highly skilled personnel. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our guests, in which case our business and results of operations could be adversely affected.

Recently enacted legislation may significantly affect our results of operations, cash flows and financial condition.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017, significantly reforming the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, includes changes to U.S. Federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of certain capital expenditures and modifies or repeals many business deductions and credits. We continue to examine the impact the Tax Act or any subsequent revisions or clarifications of the Tax Act or any state or local legislation resulting from the Tax Act may have on our business in the future.

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

Health concerns arising from food-related pandemics, outbreaks of viruses or other diseases may have an adverse effect on our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, Hepatitis A, avian flu or “SARS,” H1N1 or “swine flu,” COVID-19 or “Coronavirus,” influenza or other diseases such as bovine spongiform encephalopathy, commonly known as “mad cow disease.” If a virus is transmitted by human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which events could adversely affect our restaurant guest volume, and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures, impose restrictions on operations of restaurants, or restrict the import or export of products, or if suppliers issue mass recalls of products.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and results of operations. If a virus or disease is foodborne, or perceived to be foodborne, future outbreaks may adversely affect the price and availably of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. Reputational harm due to an actual or perceived inadequacy of our response to any outbreak of infectious or foodborne disease may adversely affect our business and results of operations. Liability, loss of guest traffic or disruption of our business caused by any of the foregoing would have an adverse effect on our business and results of operations.

We occupy most of our restaurants under long-term, non-cancelable leases for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms.

At March 12, 2020, we are a lessee under both ground leases (under which we lease the land and build our own restaurants on such land) and improved leases (where the lessor owns the land and the building) with respect to 29 current restaurant locations, one restaurant location closed in 2013 and leased corporate office space in Nashville, Tennessee.  We are also party to two additional leases for J. Alexander’s / Grill restaurants each of which are currently scheduled to open in late 2020. Many of our current leases are non-cancelable and typically have terms ranging from approximately 15 to 20 years and provide for rent escalations and for one or more five-year renewal options. We are generally obligated to pay the cost of property taxes, insurance and maintenance under such leases, and certain of our leases provide for contingent rentals based upon a percentage of sales at the leased location. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all, or renewals may be subject to higher rents. If we cannot renew such a lease, or cannot renew at a reasonable cost, we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments under one of our leases after a restaurant closes, or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

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

Payments under our operating leases account for a significant portion of our operating expenses, and we expect the new restaurants we open in the future will similarly be leased by us. Specifically, cash payments under our operating leases accounted for approximately 3.4% of our restaurant operating expenses in 2019. Our substantial operating lease obligations could have significant negative consequences, including:

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

J. Alexander’s, LLC is currently the borrower on a Second Amended and Restated Loan Agreement with Pinnacle Bank which consists of the following loans:

•	A $5,000 term loan that matures on September 3, 2021;
•	A $20,000 development line of credit that matures on September 3, 2021;
•	A $10,000 term loan entered into in 2015 with a term of five years ending on May 3, 2020; and
•	A $1,000 revolving line of credit that matures on September 3, 2021, and which may be used for general corporate purposes.

Our outstanding indebtedness under these loans is $9,973 as of December 29, 2019, and $17,000 is available for borrowing under the above stated lines of credit. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may significantly impact our business, including the following:

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

Our credit facility may limit our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Specifically, these covenants require that we have a fixed charge coverage ratio of at least 1.25:1 and maintain a leverage ratio (adjusted debt to EBITDAR (as defined in the credit facility)) that may not exceed 4.0:1, in each case, as of the end of any fiscal quarter on a trailing four quarters basis. As of December 29, 2019, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these debt covenants or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected.

Our credit facility carries floating interest rates, thereby exposing us to market risk related to changes in interest rates. Accordingly, our business and results of operations may be adversely affected by changes in interest rates. Assuming a 100 basis point increase on our base interest rate on our credit facility and a full drawdown on both of the Revolving Line of Credit and Development Line of Credit, our interest expense would increase by approximately $270 over the course of 12 months. As of December 29, 2019, the balance outstanding under the $5,000 term loan was $4,584, no borrowings were outstanding under the $1,000 Revolving Line of Credit and $4,000 in borrowings was outstanding under the $20,000 Development Line of Credit. At December 29, 2019, we also had $1,389 outstanding under the $10,000 term loan dated May 20, 2015.

We depend on the services of key executives and management-level employees, and our business and growth strategy could be materially harmed if we were to lose these individuals and were unable to replace them with executives of equal experience and capabilities.

Our success is materially dependent upon the contributions of our senior executives and management-level employees because their experience in the restaurant industry and tenure with us allow for their invaluable contributions in setting our strategic direction, day-to-day operations, and recruiting and training key personnel. The loss of the services of such key employees could adversely affect our business until a suitable replacement of equal experience and capabilities could be identified. We believe that they could not quickly be replaced with executives of equal experience and capabilities and their successors may not be as effective. See “Information about our Executive Officers.”

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to the names and marks used by our restaurants, which could adversely affect the value of our concepts.

We have registered the names J. Alexander’s Restaurant, Redlands Grill, Lyndhurst Grill, Merus Grill, Overland Park Grill, Stoney River Steakhouse and Grill, Seahorse, Birmingham Grill and certain other names and logos used by our restaurants as trade names, trademarks or service marks with the PTO. The success of our business depends in part on our continued ability to utilize our existing trade names, trademarks and service marks as currently used in order to increase our restaurant concept awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our restaurant concepts and may cause a decline in our revenues and force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets. While we may take protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Any such unauthorized usage or imitation of our intellectual property, including the costs related to enforcing our rights, could adversely affect our business and results of operations.

Information technology system failures, including when transitioning to new systems, or breaches of our network security, including with respect to confidential information, could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants and integrated cost systems that are instrumental in our procurement processes and in managing our food costs.  The secure and efficient function of our systems, including new human resources management and restaurant back-office systems we implemented in 2019, is essential to our operations and financial results, including the integrity of our financial reporting.  Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms, implementation delays or failures and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could limit our ability to anticipate and react quickly to changes in our business environment and could subject us to litigation or actions by regulatory authorities.  Unsuccessful or error-ridden implementation of upgrades could interrupt our business, distract our management, adversely affect our ability to process transactions or provide services and interfere with the operation of our restaurants, damaging our reputation and harming our financial results.  In addition, the majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their guests has been stolen or compromised. If this or another type of breach occurs at one of our restaurants, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card information and be required to expend significant additional resources to continue to modify or enhance our protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Although we have made significant efforts to secure our computer network and to update and maintain our systems and procedures to meet the payment card industry data security standards, including the implementation of P2PE and EMV credit card security systems, our computer network could nevertheless be compromised and confidential information, such as guest credit card information, could be misappropriated. Any failure to maintain adequate security over our information systems, our technology-driven products and services or our customers’ personal and transactional information could negatively affect our business and our reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our computers or systems, and could result in a violation of applicable privacy laws or industry standards, including those that apply to payment card data, and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial performance. Although we maintain a cyber-risk insurance policy, available coverage and policy limits may not adequately cover or compensate us in the event of losses or liability to third parties that may result from a security incident.

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

Although we became an independent company in the Spin-Off, the continued ownership of FNF common stock and Cannae common stock by some of our directors may create, or may create the appearance of, conflicts of interest.

Although we became an independent company in the Spin-Off, some of our directors still have relationships with FNF.  Because of their current or former positions with FNF, certain of our non-employee directors own FNF common stock and Cannae common stock. These holdings in FNF common stock and Cannae common stock may be significant for some of these persons compared to that person’s total assets. Even though our Board of Directors (the “Board”) includes directors who are independent from both FNF and our Company under the applicable rules of the SEC and New York Stock Exchange (“NYSE”), ownership of FNF common stock and Cannae common stock by our directors and officers after the separation may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for FNF than they do for us.  In addition, some of our directors are members of the board of directors of FNF and/or Cannae or subsidiaries of FNF or Cannae, which may in the future create, or may create the appearance of, conflicts of interests.

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

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price. Our quarterly operating results may fluctuate significantly because of many factors, including:

•	the timing of new restaurant openings and related expenses;

•	restaurant operating expenses for our newly-opened restaurants, which are often materially greater during the first several quarters of operation than thereafter;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	changes in interest rates;

•	increases and decreases in same store sales;

•	impairment of long-lived assets and any loss on restaurant closures;

•	macroeconomic conditions, both nationally and locally;

•	public health concerns, and their effect on the financial markets;

•	negative publicity relating to the consumption of beef, poultry, seafood or other products we serve;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets;

•	increases in infrastructure costs; and

•	fluctuations in commodity prices.

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

The market price of our common stock may be volatile, and shareholders may not be able to sell shares at an acceptable price.

The market price of our stock could fluctuate significantly, and shareholders may not be able to resell shares at an acceptable price. Those fluctuations could be based on various factors in addition to those otherwise described in this Annual Report, including those described under Item 1A. Risk Factors and the following:

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

The market price of our common stock could decline as a result of issuances of additional shares of our common stock eligible for future sale upon the exchange of Class B Units, or the perception that such issuances could occur. These issuances, or the possibility that these issuances may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate. Approximately 5.3% of the ownership interests in J. Alexander’s Holdings, LLC are Class B Units held by certain members of our management. Based on the value of J. Alexander’s Holdings, LLC (determined primarily by reference to the trading price of our common stock) above a specified hurdle amount and time-based vesting provisions, vested Class B Units may be immediately exchanged for our common stock or for cash, at our option.  We will not know the exact number of shares of common stock issuable until an exchange right is exercised by a holder of Class B Units.

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

U.S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Any such change could have a significant effect on our reported financial results.

We are an emerging growth company and a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an emerging growth company as defined under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of Sarbanes-Oxley, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We may take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of our fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), (2) the last day our first fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period and (4) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter.

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

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NYSE rules, and result in a breach of the covenants under our financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the price of our common stock.

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

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both, and may result in future limitations under the tax code that could reduce the rate at which we utilize any net operating loss carryforwards to reduce our taxable income. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and possibly other factors beyond our control and may have the effect of reducing the market price of our common stock and diluting the ownership interest of existing shareholders in J. Alexander’s Holdings, Inc.

We are exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or consummating any strategic alternatives, that strategic alternatives will yield additional value for shareholders, or that exploration of strategic alternatives will not adversely impact the Company.

On August 9, 2019, we announced that our Board of Directors had expanded its ongoing process to review strategic alternatives to enhance shareholder value and retained Piper Sandler & Co. (formerly Piper Jaffray & Co.) as financial advisor to assist in the process. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or any other particular outcome. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 12, 2020, we operated 19 J. Alexander’s restaurants, 12 Redlands Grill restaurants, one Lyndhurst Grill restaurant, one Overland Park Grill restaurant, one Merus Grill restaurant and 13 Stoney River restaurants. The following table gives the locations of, and describes our interest in, the land and buildings used in connection with our restaurants:

	Site and Building					Site Leased and Building			Site and Building
	Owned by the Company					Owned by the Company			Leased to the Company				Total
Location	JAX	SR	RG	LG	OP	JAX	SR	RG	JAX	SR	RG	MG
Alabama			1										1
Colorado			1										1
Florida	1		1			3		1					6
Georgia		1	1			1	1			1			5
Illinois	1	1	1										3
Kansas					1								1
Kentucky		1				1		1					3
Louisiana						1							1
Maryland										2			2
Missouri							1						1
Michigan	1					1	1		1				4
North Carolina						1				1			2
Ohio			2	1		2		1					6
Pennsylvania						1							1
Tennessee	2		1				1		1	2	1		8
Texas						1						1	2
Total	5	3	8	1	1	12	4	3	2	6	1	1	47

JAX = J. Alexander’s restaurants

SR = Stoney River restaurants

RG = Redlands Grill restaurants

LG = Lyndhurst Grill restaurant

OP = Overland Park Grill restaurant

MG = Merus Grill restaurant

Most of our lease agreements may be renewed at the end of the initial term (generally 15 to 20 years) for periods of five or more years. Certain of these leases provide for minimum rentals plus additional rent based on a percentage of the restaurant’s gross sales in excess of specified amounts. These leases usually require us to pay our portion of related real estate taxes, insurance premiums and maintenance expenses with respect to the leased premises.

Our corporate offices are located in leased office space in Nashville, Tennessee. In addition to the properties listed in the table above, we remain party to one additional lease for a closed location. We are also party to two additional leases for J. Alexander’s / Grill restaurants each of which are currently scheduled to open in late 2020.

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

 Holders of Our Common Stock

The number of record holders of J. Alexander’s Holdings, Inc. common stock at March 12, 2020 was approximately 3,400. A substantially greater number of shareholders hold our stock in “street name” and such shares are held by banks, brokers and other financial institutions.

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

Share Repurchase Program

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the current program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during fiscal year 2019.

Equity Compensation Plan Information

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2019. On May 1, 2019, our Board approved the Amended and Restated 2015 Equity Incentive Plan (the “Plan”) which was subsequently approved by the Company’s shareholders at the Company’s annual shareholder meeting held on June 20, 2019.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

This Item is not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, as the sole managing member of its subsidiary J. Alexander’s Holdings, LLC, owns and operates  complementary upscale dining restaurants including: J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”).  For more than 28 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2017, we successfully converted one of our previous J. Alexander’s locations in Ohio to the Lyndhurst Grill.  Further, in the second quarter of 2018, we successfully converted one of our previous J. Alexander’s locations in Kansas to the Overland Park Grill.  In 2019, we opened Merus Grill in Houston, Texas.  Each of these locations offers a contemporary American menu.

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

We believe our restaurants deliver on our guests’ desire for freshly-prepared, high quality food and exemplary service in a restaurant with architecture and design that varies from location to location.  Through our combination with Stoney River and opening new restaurants, we have grown from 33 restaurants across 13 states in 2012 to 47 restaurants across 16 states as of March 12, 2020.  Our financial performance has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants, and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our concepts, grow our revenue and improve our profitability by:

•	pursuing new restaurant development;
•	expanding beyond our current existing restaurant concepts;
•	increasing our same store sales through providing high quality food and service; and
•	improving our margins and leveraging infrastructure.

The most recent restaurant openings include a Merus Grill in Houston, Texas, during November 2019 and a new Stoney River restaurant in Troy, Michigan, during October 2018.  Additionally, the Company announced the signing of two leases to open a new Redlands Grill in San Antonio, Texas, and a new J. Alexander’s restaurant in Madison, Alabama, each of which are currently slated to open in late 2020.  Our restaurants often have a slower ramp up than many other restaurant groups due to our reliance on repeat business from a relatively small group of guests within each market.  Having opened seven restaurants since the beginning of 2016, all of which are at different stages of maturity, our near-term focus will be on building guest traffic and sales at certain of the newer locations while we continue to evaluate promising opportunities for new restaurant development.

The locations that have been recently transitioned from a J. Alexander’s restaurant to a Redlands Grill, Lyndhurst Grill or Overland Park Grill restaurant or opened as a Merus Grill restaurant have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures, and are collectively referred to herein as “J. Alexander’s / Grill” restaurants.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales. We include a restaurant in the same store restaurant group starting in the first full accounting period following the eighteenth month of operations. Our same store restaurant base consisted of 45 restaurants at December 29, 2019. Changes in same store sales reflect changes in sales for the same store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings is excluded.

Measuring our same store sales allows us to evaluate the performance of our existing restaurant base. Various factors impact same store sales including:

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

Cost of Sales. Cost of sales consists primarily of food and beverage expenses and is presented net of earned vendor rebates. Food and beverage expenses are generally influenced by the cost of food and beverage items, distribution costs and menu mix. The components of cost of sales are variable in nature, increase with revenues, are subject to increases or decreases based on fluctuations in commodity costs, including beef prices, and depend in part on the controls we have in place to manage cost of sales at our restaurants.

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

General and Administrative Expenses. General and administrative expenses consists of costs related to certain corporate and administrative functions and technology that support development and restaurant operations and provide an infrastructure to support future company growth. These expenses reflect management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent, depreciation of corporate assets, professional and consulting fees, technology and market research. These expenses have increased over time as a result of costs associated with being a public company, and we believe such expenses will continue to increase related to our anticipated growth. However, as we are able to leverage these investments made in our people, systems and technology, we expect these expenses to decrease as a percentage of net sales over time.

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

Discontinued Operations. The Company remains party to a lease agreement for a location that was closed in 2013, and is accounted for as a discontinued operation.  Refer to Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 (c) Summary of Significant Accounting Policies—Discontinued Operations and Restaurant Closing Costs for more information.

Results of Operations

Year Ended December 29, 2019 Compared to Year Ended December 30, 2018

The following tables set forth, for the periods indicated, (i) the items in the Company’s Consolidated Statements of Income and Comprehensive Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Year Ended
	December 29,	December 30,	Percent Change
(Dollars in thousands)	2019	2018	2019 vs. 2018

Net sales	$247,269	$242,264	2.1%
Costs and expenses:
Cost of sales	79,338	77,262	2.7
Restaurant labor and related costs	76,905	74,850	2.7
Depreciation and amortization of restaurant property and equipment	11,874	10,870	9.2
Other operating expenses	49,451	48,245	2.5
Total restaurant operating expenses	217,568	211,227	3.0
Transaction, contested proxy and other related expenses	1,178	5,648	(79.1)
General and administrative expenses	18,750	20,485	(8.5)
Pre-opening expenses	859	1,415	(39.3)
Total operating expenses	238,355	238,775	(0.2)
Operating income	8,914	3,489	155.5
Other income (expense):
Interest expense	(580)	(724)	(19.9)
Other, net	151	97	55.7
Total other expense, net	(429)	(627)	(31.6)
Income from continuing operations before income taxes	8,485	2,862	196.5
Income tax benefit	568	1,596	(64.4)
Loss from discontinued operations, net	(236)	(459)	(48.6)
Net income	$8,817	$3,999	120.5%

	Year Ended
As a Percentage of Net Sales:	December 29,	December 30,
	2019	2018
Costs and expenses:
Cost of sales	32.1%	31.9%
Restaurant labor and related costs	31.1	30.9
Depreciation and amortization of restaurant property and equipment	4.8	4.5
Other operating expenses	20.0	19.9
Total restaurant operating expenses	88.0	87.2
Transaction, contested proxy and other related expenses	0.5	2.3
General and administrative expenses	7.6	8.5
Pre-opening expenses	0.3	0.6
Total operating expenses	96.4	98.6
Operating income	3.6	1.4
Other income (expense):
Interest expense	(0.2)	(0.3)
Other, net	0.1	0.0
Total other expense, net	(0.2)	(0.3)
Income from continuing operations before income taxes	3.4	1.2
Income tax benefit	0.2	0.7
Loss from discontinued operations, net	(0.1)	(0.2)
Net income	3.6%	1.7%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's / Grill Restaurants	34	33
Stoney River Steakhouse and Grill	13	13

Average weekly sales per restaurant:
J. Alexander's / Grill Restaurants	$112,100	$112,900
Percent change	(0.7)%
Stoney River Steakhouse and Grill	$80,100	$79,800
Percent change	0.4%

Average weekly same store sales per restaurant:
J. Alexander's / Grill Restaurants	$113,400	$113,800
Percent change	(0.4)%
Stoney River Steakhouse and Grill	$79,500	$79,500
Percent change	0.0%

Net Sales

Net sales increased by $5,005, or 2.1%, in fiscal year 2019 compared to fiscal year 2018 due to sales at our newer locations.  Sales increases in 2019 attributable to the three newest restaurant locations opening within the last two years totaled $5,623.  The J. Alexander’s King of Prussia, Stoney River Troy and Merus Grill restaurants contributed an additional 66 sales weeks in 2019 compared to fiscal year 2018. This increase was partially offset by a sales decrease in our remaining locations of $683 during the fiscal year.  An increase of $65 in gift card breakage also contributed to the increase in net sales for 2019.

The Company was confronted by several external issues during fiscal year 2019 that affected guest counts and sales within its same store base, particularly at the J. Alexander’s / Grill restaurants, including continued competitive intrusion into certain markets, weather-related disturbances, significant disruption of traffic patterns in certain locations related to ongoing road construction and other outside factors.  Additionally, the Company completed the switchover of its reservation system to Resy® during the third quarter.  The Company anticipated some short-term interruption in guest counts from the switchover in certain markets, but the new platform is expected to result in significant long-term margin expansion from the related cost savings.

Average weekly same store sales at J. Alexander’s / Grill restaurants for 2019 decreased by 0.4% to $113,400, compared to $113,800 in 2018.  Average weekly same store sales at Stoney River restaurants remained consistent for 2019 compared to 2018 at $79,500.

At J. Alexander’s / Grill restaurants, the average check per guest, including alcoholic beverage sales, increased by 1.4% to $32.46 in 2019 up from $32.01 in 2018. Within the same store base of restaurants, the average check per guest increased by 1.5% in fiscal year 2019 relative to 2018. Management estimates that the effect of menu price increases was approximately 0.9% in 2019  compared to 2018. This price increase estimate reflects nominal amounts of menu price changes, without regard to any change in product mix because of price changes, and may not reflect amounts actually paid by guests.  Management estimates that weekly average guest counts decreased by approximately 1.9% and 2.2% in 2019 compared to 2018 within the same store base of restaurants and on a consolidated basis, respectively.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 0.8% to $42.35 in 2019 from $42.71 in 2018.  For the 12 locations in the same store base of restaurants, the average check per guest in 2019 totaled $42.82 compared to $42.77 in 2018, an increase of 0.1%. Management estimates that the effect of menu price increases was 1.3% in 2019 compared to 2018.  Further, management estimates that weekly average guest counts within the same store base of restaurants decreased by approximately 0.2% in 2019 compared to 2018. For all locations, weekly average guest counts increased by 1.2% in 2019 compared to 2018.

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

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 88.0% of net sales in 2019 from 87.2% in 2018.

Cost of sales, which includes the cost of food and beverages, increased to 32.1% of net sales in 2019 compared to 31.9% of net sales in 2018. The increase in 2019 was due primarily to the effect of higher input costs for beef, produce and other food categories partially offset by a decrease in seafood compared to 2018. Management estimates that inflation totaled 1.4% within the J. Alexander’s / Grill locations and 1.6% at Stoney River for 2019.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 30% of the food and beverage cost category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Grill restaurants were higher in 2019 than 2018 by approximately 3.9%, and at Stoney River, prices paid for beef were up 4.4% in 2019 compared to 2018. Our beef purchases currently remain subject to variable market conditions. We expect that beef prices in 2020 will be consistent with or perhaps experience modest increases relative to fiscal year 2019.

Restaurant labor and related costs totaled 31.1% and 30.9% of net sales in 2019 and 2018, respectively.  The increase noted during 2019 was primarily due to modest wage inflation and the effect of higher labor costs incurred by the Merus Grill restaurant opened in Houston, Texas, during the fourth quarter of 2019 and the Stoney River restaurant opened in Troy, Michigan, during the fourth quarter of 2018 as well as the effect of lower same store sales during 2019 compared to fiscal 2018.  Labor costs in our new restaurants generally run higher in the early months of operations as experience is gained by newer restaurant employees and efficiencies are established in the front and back-of-house operations.

Depreciation and amortization of restaurant property and equipment increased by $1,004, or 9.2%, in 2019 compared to 2018. The increase noted during 2019 relative to 2018 was largely due to the Merus Grill that opened in Houston, Texas, during the fourth quarter of 2019 as well as the Troy, Michigan, Stoney River restaurant that was open for a full year in 2019.  Further, we recorded additional depreciation expense associated with fixed asset additions for restaurant remodels which occurred during the latter part of 2018 and throughout 2019.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and selected insurance premiums, increased to 20.0% as a percentage of net sales in fiscal year 2019 compared to 19.9% as a percentage of net sales in fiscal year 2018. While the Company recorded decreased expense in 2019 related to repairs and maintenance, uniforms and other miscellaneous costs, these decreases were offset by the impact of higher expense associated with rent, credit card fees, property taxes, cleaning supplies and other miscellaneous costs.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, decreased by $1,735, or 8.5%, in 2019 compared to 2018. The most significant component of the decrease during 2019 related to non-cash share-based compensation expense associated with the Black Knight Advisory Services, LLC (“Black Knight”) profits interest grant which totaled $2,644 during 2018 with no corresponding expense in 2019.  In addition, general and administrative expense decreased by $703 related to the management fees payable to Black Knight and reimbursable out-of-pocket costs recorded in 2018 with no corresponding expense recorded in 2019.  Decreases in travel expense, incentive and other compensation and other miscellaneous expenses were also recorded in 2019 compared to 2018.  These decreases were offset by increased expense related to non-cash deferred compensation which is adjusted during the fourth quarter annually for interest rate fluctuations which impact the present value of future payments in determining the estimated liability.  Additional drivers of increased expense include non-cash share-based compensation for restricted share awards and performance share awards granted during 2019, implementation fees and consulting services related to the implementation of new information technology systems, salaries, relocation and legal fees.

Transaction, Contested Proxy and Other Related Expenses

Transaction, contested proxy and other related expenses totaled $1,178 and $5,648 during fiscal years 2019 and 2018, respectively.  Expense related to 2019 included legal, proxy solicitor, and other professional and consulting fees along with printing and postage costs and other miscellaneous costs associated with both soliciting shareholder proxies for the Company’s 2019 annual meeting of shareholders and the ongoing evaluation of strategic alternatives.  In fiscal year 2018, the Company incurred transaction costs associated with both the terminated acquisition of the Ninety Nine Restaurant and Pub concept as well as the termination of the consulting agreement with Black Knight. Such costs consisted primarily of legal, other professional and consulting fees and $4,560 associated with the termination fee payable to Black Knight as well as other miscellaneous costs.

Pre-opening Expenses

Pre-opening expense consists of expenses incurred prior to opening a new restaurant and includes manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities. Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant. During fiscal years 2019 and 2018, preopening costs of $859 and $1,415, respectively, were recorded.  During fiscal year 2019, pre-opening expense was primarily associated with the new Merus Grill restaurant in Houston, Texas, which commenced operations in November 2019. For fiscal year 2018, the Company incurred pre-opening expense as a result of the opening of a J. Alexander’s restaurant in King of Prussia, Pennsylvania, which commenced operations in April 2018 and the Stoney River restaurant in Troy, Michigan, which opened in October 2018.

Other Income (Expense)

Interest expense decreased by $144, or 19.9%, in 2019 compared to 2018. Interest expense decreased in fiscal year 2019 compared to the prior year due to the impact of debt service payments made during the course of the year lowering each principal balance relative to their outstanding balance in the prior year.

Other income, net increased by $54 for fiscal year 2019 compared to the fiscal year 2018 primarily as a result of the change in the fair value of trading securities held by the Company.

Income Taxes

We reported an income tax benefit of $568 in 2019 compared to an income tax benefit of $1,596 in 2018, reflecting the Company’s federal, state and local income tax liability or benefit, as applicable, for its allocable share of income of J. Alexander’s Holdings, LLC. The decrease in the income tax benefit of $1,028 in fiscal year 2019 compared to fiscal year 2018 primarily relates to the impact of higher pre-tax book income.

Discontinued Operations

Losses from discontinued operations totaling $236 and $459 for fiscal years 2019 and 2018, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement for a closed location to which the Company remains a party.

Liquidity and Capital Resources

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC. As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our consolidated financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of December 29, 2019, cash and cash equivalents totaled $8,803. Our capital needs are primarily for the development and construction of new restaurants, maintenance of and improvements to our existing restaurants and meeting debt service requirements and operating lease obligations. Based on our current growth plans, we believe our cash on hand, expected cash flows from operations and available borrowings under our credit facility will be sufficient to finance our planned capital expenditures, any stock repurchases under our announced stock repurchase program and other operating activities for the next 12 months.

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

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended
	December 29,	December 30,
	2019	2018

Net cash provided by (used in):
Operating activities	$17,255	$21,680
Investing activities	(12,192)	(18,608)
Financing activities	(5,043)	(5,000)
Net increase (decrease) in cash and cash equivalents	$20	$(1,928)

Operating Activities. Net cash flows provided by operating activities decreased to $17,255 for fiscal year 2019 from $21,680 for fiscal year 2018, a decrease of $4,425. Our operations generate receipts from guests in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period. In fiscal year 2019, net sales increased by $4,940, which excludes the impact of the comparative increase in gift card breakage of $65, compared to 2018, and total restaurant operating expenses also increased by $6,341 compared to fiscal year 2018, resulting in a net decrease to cash flow from operations of approximately $1,401.  Additionally, as compared to 2018, payments for transaction, contested proxy and other related costs were approximately $3,426 higher during 2019, which was primarily related to the termination fee payable to Black Knight paid during 2019 as well as certain payments associated with the proxy solicitation for the 2019 annual meeting of shareholders and payments made to advisors pursuant to the ongoing exploration of strategic alternatives.

Investing Activities. Net cash used in investing activities for 2019 totaled $12,192 compared to $18,608 in 2018, a decrease of $6,416, with the 2019 use of cash being attributed primarily to capital expenditures related to the construction of the new Merus Grill restaurant which opened in Houston, Texas, during the fourth quarter of 2019 as well as restaurant remodels that occurred at certain locations and routine additions at other locations.  Cash used in investing activities in 2018 was primarily attributed primarily to capital expenditures related to the construction of the new J. Alexander’s restaurant which opened in King of Prussia, Pennsylvania, during the second quarter of 2018 and the Stoney River restaurant which we opened in Troy, Michigan, during the fourth quarter of 2018 as well as certain remodels of J. Alexander’s / Grill and Stoney River restaurants.

Financing Activities. Net cash used in financing activities for 2019 totaled $5,043 compared to $5,000 in 2018, an increase of $43. Cash payments associated with the Company’s debt remained the same in 2019 relative to 2018.  In 2019, we made payments of $43 for deferred financing fees related to the modifications of our loan agreement discussed in detail below.

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

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grill restaurant or Stoney River location, and anticipate that all new Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend approximately $700 per restaurant for pre-opening expenses and pre-opening rent expense, and expect that such expenses will approximate $1,300 in fiscal year 2020.

In addition to new store development, we plan to expand one of our J. Alexander’s restaurants by enclosing an existing patio in 2020.  Further, three of our Stoney River restaurants will undergo remodel projects during 2020. We completed the remodel of two J. Alexander’s restaurants during 2019, which resulted in an average capitalized cost of approximately $400.  Further, we completed the exterior upgrade of one Stoney River restaurant in 2019, for which capitalized costs were approximately $215.  Across all concepts, we expect to complete three to eight remodels each year at an average cost of approximately $425 per location.

For 2020, we currently estimate capital expenditure outlays will range between $17,000 and $19,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the planned opening of two J. Alexander’s / Grill restaurants during 2020 as well as capital expenditures incurred in connection with the remodels discussed above, to maintain our existing restaurants and for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

Additional long-term capital requirements include the funding of the Amended and Restated Salary Continuation Agreements (the “Salary Continuation Agreements”) in place with certain current and former officers of the Company.  The Spin-off triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, to establish and fund a “rabbi trust” (previously defined as the “Trust”) under the Salary Continuation Agreements.  The Trust currently holds $71, $2,495 and $2,253 in cash and cash equivalents, trading securities and aggregate cash surrender value of whole life insurance policies, respectively.  These assets are classified as noncurrent within the Company’s consolidated financial statements.  The Company made additional contributions of $75 and $95 to the Trust in fiscal years 2019 and 2018, respectively, and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the Salary Continuation Agreements.

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during fiscal year 2019.

Short-term Capital Requirements

Our operations have not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. We had a working capital deficit of $13,134 at December 29, 2019 compared to a deficit of $16,313 at December 30, 2018, which included the termination fee payable to Black Knight, on January 31, 2019.  Management does not believe a low working capital position or working capital deficits impair our overall financial condition.

Credit Facility

The Company currently has four separate notes under its Second Amended and Restated Loan Agreement (“Loan Agreement”) with Pinnacle Bank. The borrower under the Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, assets sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements. The Loan Agreement consists of the following:

•

A $1,000 revolving line of credit (“Revolving Line of Credit”) that matures on September 3, 2021, and which may be used for general corporate purposes. The outstanding balance was $0 at both December 29, 2019 and December 30, 2018.

•	A $5,000 term loan (“Mortgage Loan”) that matures on September 3, 2021.
•	A $20,000 development line of credit (“Development Line of Credit”) that matures on September 3, 2021.
•	A $10,000 term loan (“Term Loan”) entered into in 2015 with a term of five years ending on May 3, 2020.

The current balance of each of these credit facilities is set forth below.

In 2019, J. Alexander’s, LLC entered into two separate modification agreements with respect to the Loan Agreement. The first modification agreement (the “First Modification Agreement”) became effective on January 2, 2019, while the second modification agreement (the “Second Modification Agreement”) became effective on September 3, 2019.  The Loan Agreement previously provided that both the development line of credit and the term loan would bear interest at 30-day LIBOR plus 220 basis points and amounts borrowed under the revolving line of credit and the mortgage loan would bear interest at 30-day LIBOR plus 250 basis points.  The revolving line of credit previously had a minimum interest rate of 3.25%, and the mortgage loan had minimum and maximum interest rates of 3.25% and 6.25%, respectively. Under the terms of the First Modification Agreement, effective January 2, 2019, all of the notes under the Loan Agreement bear interest at LIBOR plus a sliding interest rate scale determined by the maximum adjusted debt to EBITDAR ratio.  For the year ended December 29, 2019, the interest rate was set at LIBOR plus 1.85%.  Additionally, the non-use fee payable quarterly on the development line of credit and revolving line of credit decreased as a result of the First Modification Agreement from 0.25% to a sliding rate based on the maximum adjusted debt to EBITDAR ratio.

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated, and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of December 29, 2019 and all reporting periods under each covenant prior to that date in fiscal year 2019.

At December 29, 2019, the amounts outstanding under the Development Line of Credit and Revolving Line of Credit were $4,000 and $0, respectively, and a total of $17,000, was available to us for borrowing under these lines of credit on this date.  At December 29, 2019, $4,584 was outstanding under the Mortgage Loan, and an additional $1,389 was outstanding under the Term Loan. The Loan Agreement is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $30,606 at December 29, 2019.  The Company also capitalizes lender and legal fees as deferred loan costs and amortizes such costs over the respective lives of the loans under the Loan Agreement.  A total of $72 is currently classified as a reduction of long-term debt on the Company’s Consolidated Balance Sheet at December 29, 2019.

As of December 29, 2019, the aggregate principal amounts of long-term debt maturing for the five fiscal years succeeding December 29, 2019 are as follows:

•	2020—$7,056;
•	2021—$2,917; and
•	2022 and thereafter —$0.

Off Balance Sheet Arrangements

As of December 29, 2019, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contingent Obligations

From 1975 through 1996, JAC operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of December 29, 2019 is as follows:

Wendy's restaurants (six leases)	$700
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	348
Total contingent liability related to assigned leases	$1,048

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

The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually.  Similar to our evaluation of goodwill, we first perform a qualitative assessment of impairment for these assets. If the qualitative analysis results in a determination that further testing must be done, a quantitative impairment test is then performed using a two-step process by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows of the restaurant concepts. We make assumptions regarding future profits and cash flows, expected growth rates, terminal value, and other factors which could significantly impact the fair value calculations. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

Lease Accounting

At the beginning of fiscal year 2019, we adopted ASC Topic 842, Leases, which requires lessees to recognize leases on its balance sheet and disclose key information about leasing arrangements. The Company through its subsidiaries has land only, building only, and land and building leases for a number of its restaurants and its corporate office that are recorded as operating leases.  We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as operating or financing. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease current and long-term liabilities on the Company’s Consolidated Balance Sheets. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term, and is included in other operating expenses (for restaurant properties) or general and administrative expense (for corporate office space) on the Company’s Consolidated Statements of Income and Comprehensive Income.  The Company presents both the change in ROU assets and lease liabilities as a single line item in the Company’s Consolidated Statement of Cash Flows as the change in “Lease right-of-use assets and liabilities.” The Company does not currently have any arrangements that are classified as financing leases.

Most of our leases have rent escalation clauses and some have rent holiday and contingent rent provisions.  Terms for these leases are generally for 15 to 20 years and, in many cases, the leases provide for one or more five‑year renewal options. The rent expense under these leases is recognized on a straight‑line basis over an expected lease term, including cancelable option periods when it is reasonably assured that such option periods will be exercised because failure to do so would result in a significant economic penalty, and these periods are recognized as a part of the ROU asset and related lease liability. We begin recognizing rent expense on the date that we or our subsidiaries become legally obligated under the lease and take possession of or are given control of the leased property. Rent expense incurred during the construction period for a leased restaurant location is included in pre‑opening expense. Contingent rent expense is generally based upon sales levels and is typically accrued when it is deemed probable that it will be payable.  These costs are disclosed as variable lease costs. Any tenant improvement allowances received from landlords under operating leases are recorded as a reduction to the related ROU asset and liability.  The same lease term that is used to calculate the lease liabilities is also used for assessing leases for finance or operating lease accounting.  Many of our leases require payments for property taxes, insurance, maintenance and certain other costs.  The variable portion of these payments is not included as a component of the Company’s ROU assets and lease liabilities.  Rather, variable payments, other than those dependent on an index or rate, are expensed as incurred and are disclosed as variable lease costs.

Certain of our leases include both lease (i.e. fixed payments including rent) and non-lease components (e.g., common-area maintenance, marketing, and other miscellaneous fixed costs) which are accounted for as a single lease component as we have elected the practical expedient to combine lease and non-lease components for real estate leases. We are also a party to leases which have a non-cancelable lease term of less than one year with no option to purchase the underlying asset and, therefore, we have elected to exclude these short-term leases from our ROU assets and lease liabilities.

For our existing operating leases that commenced prior to the adoption of ASC Topic 842, we made an accounting policy election to use the incremental borrowing rate for our leases considering the remaining lease term and remaining minimum rental payments during transition in establishing our lease liabilities. For new leases entered into after the adoption of ASC Topic 842, we will use an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made on or before the commencement date of the lease, less any lease incentives received. As the rate implicit in the lease is not readily determinable in the Company’s leases, it uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rates used are estimated based on what the Company would be required to pay for a collateralized loan over a similar term. Additionally, based on the applicable lease terms and the current economic environment, the Company applies a portfolio approach for determining the incremental borrowing rate for its real estate leases.

Leasehold improvements for each leased restaurant facility are amortized on the straight-line method over the shorter of the estimated life of the asset or the expected lease term used for lease accounting purposes.

Judgments made by management about the probable term for each restaurant facility lease affect the payments that are taken into consideration when calculating the ROU asset and lease liability and the term over which leasehold improvements are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and ROU operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes generally include, but are not necessarily limited to, a current period operating loss or cash flow deficit. Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

With respect to the management profits interest granted in 2015 and stock option awards granted during fiscal years 2015, 2016 and 2018, the grant date fair value was determined using the Black-Scholes-Merton pricing model, and the calculated compensation expense is being recognized on a straight-line basis over the requisite service period under each grant due to their graded vesting schedule. The Black Knight profits interest awards granted on October 6, 2015 were considered non-employee awards as they were granted to the Management Consultant. Therefore, we remeasured the fair value of these awards at each reporting date as well as the date they were fully vested using the Black-Scholes-Merton pricing model, and the portion of services rendered to each reporting date and at the date they were fully vested was applied to the current measure of fair value to determine the expense for the relevant reporting period.  The Black-Scholes-Merton pricing model requires assumptions to be made regarding stock price volatility, expected life of the awards and expected dividend rates.  Using different assumptions in the pricing model could result in a significantly different valuation of awards and affect stock-based compensation as well as results of operations.  Expense associated with the restricted shares granted on August 9, 2019 is recognized using the straight-line method over the requisite service period, accounting for forfeitures as they occur. Expense associated with the performance share awards granted on the same date is recognized using the tranche method wherein the Company treats each vesting tranche as a separate award with compensation cost for each award recognized over its vesting period.

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

Impact of Inflation and Other Factors

Over the past three years, inflation has not significantly impacted our operations. However, the impact of inflation on labor, food, energy and occupancy costs could, in the future, significantly impact our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage including tipped minimum wage. Food costs as a percentage of revenues have been somewhat stable due to our continued focus on procurement efficiencies and menu price adjustments, although no assurance can be made that we can continue to improve our procurement or that we will be able to raise menu prices in the future. Utilities account for a sizeable portion of operating expense at the restaurant level, a component of which is impacted by fluctuations in energy costs. As a result, utilities impact operating income.  By owning a number of our properties, we avoid certain increases in occupancy costs. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe our current strategy, which seeks to maintain operating margins through a combination of menu price increases, strategic lunch and dinner features, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices has been an effective tool for dealing with inflation. There can be no assurances that future inflation or other cost pressures will be offset by this strategy. With respect to beef, prices have fluctuated over the past year.  Our beef purchases currently remain subject to variable market conditions. We expect that beef prices in 2020 will be consistent with or perhaps experience modest increases relative to fiscal year 2019.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

J. Alexander’s Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of J. Alexander’s Holdings, Inc. and subsidiaries (the Company) as of December 29, 2019 and December 30, 2018, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 31, 2018 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Nashville, Tennessee
March 13, 2020

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 29, 2019 and December 30, 2018

(In thousands, except share and per share amounts)

	December 29,	December 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$8,803	$8,783
Accounts and other receivables	2,035	1,749
Inventories	3,095	3,134
Prepaid expenses and other current assets	4,159	3,799
Total current assets	18,092	17,465
Other assets	5,698	5,557
Property and equipment, at cost, less accumulated depreciation and amortization of $64,967 and $53,821 as of December 29, 2019 and December 30, 2018, respectively	109,303	109,332
Right-of-use lease assets, net	70,277	-
Goodwill	15,737	15,737
Tradename and other indefinite-lived assets	25,648	25,647
Deferred income taxes, net	2,918	539
Deferred charges, less accumulated amortization of $343 and $285 as of December 29, 2019 and December 30, 2018, respectively	239	272
Total assets	$247,912	$174,549

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,353	$6,135
Accrued expenses and other current liabilities	9,389	14,697
Unearned revenue	4,111	3,946
Current portion of long-term debt	7,056	9,000
Current portion of lease liabilities	4,317	-
Total current liabilities	31,226	33,778
Long-term debt, net of portion classified as current and deferred loan costs	2,845	5,866
Long-term lease liabilities	75,883	-
Deferred compensation obligations	7,103	6,251
Other long-term liabilities	138	6,995
Total liabilities	117,195	52,890
Stockholders' equity:
Common stock, par value $0.001 per share: authorized 30,000,000 shares; issued and outstanding 15,011,676 and 14,695,176 shares as of December 29, 2019 and December 30, 2018, respectively	15	15
Preferred stock, par value $0.001 per share: authorized 10,000,000 shares; no shares issued and outstanding as of December 29, 2019 or December 30, 2018	-	-
Additional paid-in capital	104,056	96,272
Retained earnings	25,088	17,528
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	129,159	113,815
Non-controlling interests	1,558	7,844
Total stockholders' equity	130,717	121,659
Commitments and contingencies
Total liabilities and stockholders' equity	$247,912	$174,549

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

Years ended December 29, 2019, December 30, 2018 and December 31, 2017

(In thousands, except per share amounts)

	Year Ended
	December 29,	December 30,	December 31,
	2019	2018	2017
Net sales	$247,269	$242,264	$233,255
Costs and expenses:
Cost of sales	79,338	77,262	74,548
Restaurant labor and related costs	76,905	74,850	71,541
Depreciation and amortization of restaurant property and equipment	11,874	10,870	9,999
Other operating expenses	49,451	48,245	46,590
Total restaurant operating expenses	217,568	211,227	202,678
Transaction, contested proxy and other related expenses	1,178	5,648	3,529
General and administrative expenses	18,750	20,485	18,886
Pre-opening expenses	859	1,415	1,038
Total operating expenses	238,355	238,775	226,131
Operating income	8,914	3,489	7,124
Other income (expense):
Interest expense	(580)	(724)	(816)
Other, net	151	97	118
Total other expense, net	(429)	(627)	(698)
Income from continuing operations before income taxes	8,485	2,862	6,426
Income tax benefit	568	1,596	1,347
Loss from discontinued operations, net	(236)	(459)	(439)
Net income	$8,817	$3,999	$7,334

Basic earnings per share:
Income from continuing operations, net of tax	$0.62	$0.30	$0.53
Loss from discontinued operations, net	(0.02)	(0.03)	(0.03)
Basic earnings per share	$0.60	$0.27	$0.50

Diluted earnings per share:
Income from continuing operations, net of tax	$0.61	$0.30	$0.53
Loss from discontinued operations, net	(0.02)	(0.03)	(0.03)
Diluted earnings per share	$0.60	$0.27	$0.50

Weighted-average common shares outstanding:
Basic	14,695	14,695	14,695
Diluted	14,741	14,863	14,768

Comprehensive income	$8,817	$3,999	$7,334

See accompanying Notes to Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years ended December 29, 2019, December 30, 2018 and December 31, 2017

(In thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at January 1, 2017	14,695,176	$15	$94,404	$6,161	$3,740	$104,320
Share-based compensation	-	-	747	-	1,460	2,207
Net income	-	-	-	7,334	-	7,334
Balances at December 31, 2017	14,695,176	15	95,151	13,495	5,200	113,861
Cumulative effect of change in accounting policy (Note 12)	-	-	-	34	-	34
Share-based compensation	-	-	1,121	-	2,644	3,765
Net income	-	-	-	3,999	-	3,999
Balances at December 30, 2018	14,695,176	15	96,272	17,528	7,844	121,659
Cumulative effect of change in accounting policy (Note 13)	-	-	-	(1,257)	-	(1,257)
Share-based compensation	316,500	-	1,498	-	-	1,498
Cancellation of subsidiary Class B Units (Note 2 (v))	-	-	6,286	-	(6,286)	-
Net income	-	-	-	8,817	-	8,817
Balances at December 29, 2019	15,011,676	$15	$104,056	$25,088	$1,558	$130,717

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 29, 2019, December 30, 2018 and December 31, 2017

(In thousands)

	Year Ended
	December 29,	December 30,	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$8,817	$3,999	$7,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,123	11,157	10,287
Share-based compensation expense	1,498	3,765	2,207
Deferred income taxes	(1,945)	(2,092)	(2,257)
Other, net	270	433	551
Changes in assets and liabilities:
Accounts and other receivables	(286)	(303)	109
Inventories	39	(330)	(266)
Prepaid expenses and other current assets	(360)	(30)	(121)
Accounts payable	(79)	583	391
Accrued expenses and other current liabilities	(5,308)	3,952	1,259
Unearned revenue	165	251	295
Deferred compensation obligations	852	(200)	441
Lease right-of-use assets and liabilities	1,392	-	-
Other assets and liabilities, net	77	495	1,030
Net cash provided by operating activities	17,255	21,680	21,260

Cash flows from investing activities:
Purchase of property and equipment	(11,937)	(18,111)	(13,312)
Rabbi trust contribution	(75)	(95)	(63)
Other investing activities	(180)	(402)	(193)
Net cash used in investing activities	(12,192)	(18,608)	(13,568)

Cash flows from financing activities:
Payments on long-term debt	(5,000)	(5,000)	(3,611)
Other financing activities	(43)	-	(2)
Net cash used in financing activities	(5,043)	(5,000)	(3,613)
Increase (decrease) in cash and cash equivalents	20	(1,928)	4,079
Cash and cash equivalents at beginning of the year	8,783	10,711	6,632
Cash and cash equivalents at end of the year	$8,803	$8,783	$10,711

Supplemental disclosures:
Property and equipment obligations accrued at beginning of the year	$819	$1,854	$2,587
Property and equipment obligations accrued at end of the year	1,116	819	1,854
Cash paid for interest	578	795	797
Cash paid for income taxes	1,072	704	850

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 29, 2019, December 30, 2018 and December 31, 2017

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

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants including J. Alexander’s, Redlands Grill, Lyndhurst Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”).  At December 29, 2019 and December 30, 2018, the Company operated 47 and 46 restaurants, respectively, in 16 states.  The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States.  The Company does not have any restaurants operating under franchise agreements.

Note 2 – Summary of Significant Accounting Policies

a)	Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and include the accounts of the Company as well as the accounts of its majority-owned subsidiaries. All intercompany profits, transactions, and balances between the Company and its subsidiaries have been eliminated. It is the Company’s policy to reclassify prior year amounts to conform to the current year’s presentation for comparative purposes, if such a reclassification is warranted.

The Company is a holding company with no direct operations.  It holds as its sole asset an equity interest in J. Alexander’s Holdings, LLC, and relies on J. Alexander’s Holdings, LLC to provide it with funds necessary to meet any financial obligations.

b)	Fiscal Year

The Company utilizes a 52- or 53-week accounting period which ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. Fiscal years 2019, 2018 and 2017 each included 52 weeks of operations.  Our next 53-week fiscal year will occur in 2020.

c)	Discontinued Operations and Restaurant Closures

The Company remains party to a lease agreement for a location that was closed in 2013 and is accounted for as a discontinued operation.  The $236, $459 and $439 losses from discontinued operations in fiscal years 2019, 2018 and 2017, respectively, consist solely of exit and disposal costs for this location.

d)	Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Cash also consists of payments due from third‑party credit card issuers for purchases made by guests using the issuers’ credit cards. The issuers typically remit payment within three to four days of a credit card transaction.

e)	Accounts and Other Receivables

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

The Company performed the fiscal year 2019 annual review of goodwill in accordance with Accounting Standards Update (“ASU”) No. 2011‑08, Testing Goodwill for Impairment, which allows for the performance of a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the two‑step goodwill impairment test. The qualitative assessment includes an analysis of macroeconomic factors, industry and market conditions, internal cost factors, overall financial performance and entity‑specific events. ASU No. 2012‑02, Testing Indefinite‑lived Intangible Assets for Impairment, also provides an entity the option to perform a qualitative assessment with regard to the testing of its indefinite‑lived intangible assets. The Company performed the fiscal year 2019 annual review of impairment for its indefinite‑lived intangibles in accordance with this guidance. It was determined that no impairment of goodwill or indefinite‑lived intangible assets existed as of December 29, 2019, December 30, 2018 or December 31, 2017 and, accordingly, no impairment losses were recorded.

Deferred loan costs are subject to amortization and are classified in the “Long-term debt, net of portion classified as current and deferred loan costs” line item on the Consolidated Balance Sheets. Deferred loan costs are amortized over the life of the related debt.

i)	Impairment of Long‑Lived Assets

In accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, long‑lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge may be recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group based upon the future highest and best use of the impaired asset or asset group. Fair value is determined by projected future discounted cash flows for each location or the estimated market value of the assets. The asset impairment charges are generally recorded in the Consolidated Statements of Income and Comprehensive Income in the financial statement line item “Asset impairment charges and restaurant closing costs,” but are also recorded in the line item “Loss from discontinued operations, net” when applicable. Assets to be disposed of are separately presented in the Consolidated Balance Sheets and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated.

No impairment charges were recorded for the years ended December 29, 2019, December 30, 2018 or December 31, 2017.

j)	Lease Accounting

The Company through its subsidiaries has land only, building only, and land and building leases for a number of its restaurants and its corporate office that are recorded as operating leases.  The Company determines if an arrangement meets the definition of a lease at inception, at which time it also performs an analysis to determine whether the lease qualifies as operating or financing. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease current and long-term liabilities on the Company’s Consolidated Balance Sheets. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term, and is included in other operating expenses (for restaurant properties) or general and administrative expense (for corporate office space) on the Company’s Consolidated Statements of Income and Comprehensive Income.  The Company presents both the change in ROU assets and lease liabilities as a single line item in the Company’s Consolidated Statement of Cash Flows as the change in “Lease right-of-use assets and liabilities.” The Company does not currently have any arrangements that are classified as financing leases.

Most of the Company’s leases have rent escalation clauses and some have rent holiday and contingent rent provisions.  Terms for these leases are generally for 15 to 20 years and, in many cases, the leases provide for one or more five‑year renewal options.  As stated, the rent expense under these leases is recognized on a straight‑line basis over an expected lease term, including cancelable option periods when it is reasonably assured that such option periods will be exercised because failure to do so would result in a significant economic penalty, and these periods are recognized as a part of the ROU asset and related lease liability. The Company begins recognizing rent expense on the date that it or its subsidiaries become legally obligated under the lease and take possession of or are given control of the leased property. Rent expense incurred during the construction period for a leased restaurant location is included in pre‑opening expense. Contingent rent expense is generally based upon sales levels and is typically accrued when it is deemed probable that it will be payable.  These costs are disclosed as variable lease costs.  Any tenant improvement allowances received from landlords under operating leases are recorded as a reduction to the related ROU asset and lease liability.  The same lease term that is used to calculate the lease liabilities is also used for assessing leases for finance or operating lease accounting.  Many of the Company’s leases require payments for property taxes, insurance, maintenance and certain other costs. The variable portion of these payments is not included as a component of the Company’s ROU assets and lease liabilities.  Rather, variable payments, other than those dependent on an index or rate, are expensed as incurred and are disclosed as variable lease costs.

Certain of the Company’s leases include both lease (i.e. fixed payments including rent) and non-lease components (e.g., common-area maintenance, marketing, and other miscellaneous fixed costs) which are accounted for as a single lease component as the Company has elected the practical expedient to combine lease and non-lease components for real estate leases. The Company is also a party to leases which have a non-cancelable lease term of less than one year with no option to purchase the underlying asset and, therefore, it has elected to exclude these short-term leases from its ROU assets and lease liabilities.

For our existing operating leases that commenced prior to the adoption of ASC Topic 842, Leases, we made an accounting policy election to use the incremental borrowing rate for our leases considering the remaining lease term and remaining minimum rental payments during transition in establishing our lease liabilities.  For new leases entered into after the adoption of ASC Topic 842, we will use an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made on or before the commencement date of the lease, less any lease incentives received. As the rate implicit in the lease is not readily determinable in the Company’s leases, it uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rates used are estimated based on what the Company would be required to pay for a collateralized loan over a similar term. Additionally, based on the applicable lease terms and the current economic environment, the Company applies a portfolio approach for determining the incremental borrowing rate for its real estate leases.

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

Unearned revenue, as separately stated on the Company’s Consolidated Balance Sheets, represents the contract liability for gift cards, which have been sold but not redeemed. Upon redemption, when the guest presents a gift card as a form of payment for food and service provided at the restaurant, net sales are recorded and the contract liability is reduced by the amount of card value redeemed.  The Company considers its performance obligations associated with gift cards sold to guests to be met when food and service have been provided to its guests, and a gift card is presented as a form of payment.  The amount of gift card revenue that was previously deferred is recognized based on the selling price of the menu items at each restaurant.

Prior to the adoption of ASC Topic 606, Revenue from Contracts with Customers, the Company recorded gift card breakage when such cards were considered to be only remotely likely to be redeemed, and for which there was no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions.  Management considered the probability of redemption of a gift card to be remote when it had been outstanding for 24 months. With the adoption of ASC Topic 606 as of January 1, 2018, the Company began analyzing gift card breakage based upon Company-specific historical redemption patterns, and gift card breakage is now recognized as revenue in proportion to guest redemptions.  The Company’s gift cards continue to have no expiration date, and it does not deduct non-usage fees from outstanding gift card balances.  In applying the guidance under this topic, management estimates the percentage of the value of gift cards sold that will go unused by the purchaser of such card, and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions, which is a matter of judgement, and, as noted above, recognizes revenue in proportion to actual gift card redemptions during the reporting period, at which time management believes the underlying performance obligations have been satisfied by the Company.  Gift card breakage is recorded on a quarterly basis in conjunction with the Company’s preparation of its financial statements and related disclosures, and is presented as a component of “Net sales” within the Consolidated Statements of Income and Comprehensive Income.  Breakage of $443, $378 and $311 related to gift cards was recorded in fiscal years 2019, 2018 and 2017, respectively.

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

Costs of advertising are charged to expense at the time the costs are incurred. Advertising expense totaled $156, $154 and $124, during fiscal years 2019, 2018 and 2017, respectively.

n)	Transaction, Contested Proxy and Other Related Expenses

Transaction, contested proxy and other related expenses consist primarily of legal and consulting costs, accounting fees, and to a lesser extent other professional fees and miscellaneous costs. During fiscal year 2017, the Company incurred transaction expenses associated with the proposed acquisition of the Ninety Nine Restaurant and Pub concept (“99 Restaurants”) totaling $3,529. Such costs consisted primarily of fairness opinion fees, legal, accounting, and consulting fees as well as other miscellaneous expenses. During fiscal year 2018, the Company announced that it did not receive the required number of disinterested shareholder votes to approve the proposed acquisition, and the merger agreement was thereafter terminated.

In fiscal year 2018, the Company incurred transaction expenses totaling $5,648, a portion of which related to the abovementioned terminated merger agreement with 99 Restaurants. Additionally, the Company incurred transaction costs associated with the termination agreement (the “Termination Agreement”) between J. Alexander’s Holdings, LLC and Black Knight Advisory Services, LLC (“Black Knight”) effective November 30, 2018 which resulted in the termination of the management consulting agreement.  Pursuant to the Termination Agreement, the termination payment of $4,560, along with other legal and professional fees, is included in transaction expenses for fiscal year 2018.

For fiscal year 2019, transaction, contested proxy and other related expenses totaled $1,178 and included legal, proxy solicitor, and other professional and consulting fees along with printing and postage costs and other miscellaneous costs associated with both soliciting shareholder proxies for the Company’s 2019 annual meeting of shareholders and the ongoing evaluation of strategic alternatives.

o)	Income Taxes

Income taxes are accounted for using the asset and liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for operating loss and tax credit carryforwards. The deferred taxes generated within the J. Alexander’s Holdings, LLC partnership are accounted for using the “outside basis” approach, and the deferred taxes outside of the partnership are accounted for using the “inside basis” approach. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

As mentioned in Note 2 (k), Revenues are presented net of sales taxes. The obligation for sales taxes is included in accrued expenses and other current liabilities until the taxes are remitted to the appropriate taxing authorities.

s)	Pre‑opening Expense

Pre‑opening expenses are accounted for by expensing such costs as they are incurred.

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

Non-controlling interests on the Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders. As of December 29, 2019 and December 30, 2018, the non-controlling interest presented on the Consolidated Balance Sheets is $1,558 and $7,844, respectively.  On February 28, 2019, in conjunction with the Termination Agreement with Black Knight, the 1,500,024 Class B Units held by Black Knight were cancelled and forfeited for no consideration. Therefore, the share-based compensation expense associated with the Black Knight grant has been reclassified to additional paid-in capital in fiscal year 2019, and as of December 29, 2019, non-controlling interests consist solely of the non-cash compensation expense relative to the Class B Units held by management.  Non-controlling interests reported as of December 30, 2018 consisted of non-cash compensation expense associated with Class B Units held by both management and Black Knight.  The Hypothetical Liquidation of Book Value method was used as of December 29, 2019, December 30, 2018 and December 31, 2017 to determine allocations of non-controlling interests consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net income was made to non-controlling interests for fiscal years 2019, 2018 or 2017, respectively.

w)	Earnings per Share

Basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares outstanding for the reporting period.  Diluted earnings per share of common stock is computed similarly to basic earnings per share except the weighted average shares outstanding are increased to include potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive.  J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method, if dilutive.  The number of additional shares of common stock related to stock option awards and unvested restricted share awards subject to only a service condition is calculated using the treasury stock method, if dilutive.  Unvested restricted share awards that are subject to a performance condition are regarded as contingently issuable common shares and are included in the denominator of the diluted earnings per share calculation using the treasury stock method as of the beginning of the period in which the performance condition has been satisfied, if dilutive.  Refer to Note 3 – Earnings per Share for the basic and diluted earnings per share calculations and additional discussion.

x)Share Repurchase Program

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during fiscal year 2019.

y)	Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 was issued to update the methodology used to measure current expected credit losses (“CECL”). The update applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates.  ASU No. 2016-13 must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The effective date relative to smaller reporting companies is for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2016-13 to have a material impact on its Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). This update simplifies the subsequent measurement of goodwill by eliminating the second step of the two-step quantitative goodwill impairment test.  An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit, not to exceed the carrying value of the reporting unit goodwill. The option remains for an entity to perform a qualitative assessment of a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 requires prospective adoption and is effective commencing in fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This standard is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the potential impact of ASU No. 2019-12 on its Consolidated Financial Statements and related disclosures.

z)	Recently Adopted Accounting Standards

In February 2016, the FASB established ASC Topic 842, Leases, by issuing ASU No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a ROU model that requires a lessee to recognize a lease liability and ROU asset on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of income.  The new standard was effective for the Company on the first day of fiscal year 2019, December 31, 2018, and it elected the optional transition method to apply the standard as of the effective date.  Consequently, prior year financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before December 31, 2018.  See Note 13 – Leases for additional discussion surrounding the adoption of Topic 842 as well as related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) (“ASU No. 2018-07”), in an effort to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, to include share-based payment transactions for acquiring goods and services from nonemployees.  Under ASU No. 2018-07, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.  ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company adopted this guidance at the beginning of fiscal year 2019, and it did not have a significant impact on the Company’s Consolidated Financial Statements and related disclosures.

Note 3 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
(Dollars and shares in thousands, except per share amounts)	December 29,	December 30,	December 31,
	2019	2018	2017
Numerator:
Income from continuing operations, net of tax	$9,053	$4,458	$7,773
Loss from discontinued operations, net	(236)	(459)	(439)
Net income	$8,817	$3,999	$7,334
Denominator:
Weighted average shares (denominator for basic earnings per share)	14,695	14,695	14,695
Effect of dilutive securities	46	168	73
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings per share)	14,741	14,863	14,768

Basic earnings per share:
Income from continuing operations, net of tax	$0.62	$0.30	$0.53
Loss from discontinued operations, net	(0.02)	(0.03)	(0.03)
Basic earnings per share	$0.60	$0.27	$0.50
Diluted earnings per share:
Income from continuing operations, net of tax	$0.61	$0.30	$0.53
Loss from discontinued operations, net	(0.02)	(0.03)	(0.03)
Diluted earnings per share	$0.60	$0.27	$0.50

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

The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents, and the number of additional shares of common stock related to these Class B Units is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards were considered to be dilutive for one quarter within fiscal year 2018, and the impact on the diluted earnings per share calculation was additional shares of 3,719 for the year ended December 30, 2018. Conversely, these Class B Units were considered to be anti-dilutive for the years ended December 29, 2019 and December 31, 2017, and, therefore, are excluded from the diluted earnings per share calculation in these years.

The previously outstanding Black Knight profits interest Class B Units were considered to be dilutive for certain quarterly periods within fiscal years 2018 and 2017, and the impact on the diluted earnings per share calculation was additional shares of 130,113 and 72,579 for the years ended December 30, 2018 and December 31, 2017, respectively. See Note 19 – Related Party Transactions for discussion pertaining to the forfeiture and cancellation of these Class B Units during fiscal year 2019.

The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive. There were 1,495,750 stock option awards outstanding as of both December 29, 2019 and December 30, 2018, and 985,750 stock option awards outstanding as of December 31, 2017. The dilutive impact of these option awards on the number of weighted average shares in the diluted earnings per share calculation was additional shares of 42,948 and 33,811 for the years ended December 29, 2019 and December 30, 2018, respectively.  However, the stock option awards outstanding were considered anti-dilutive for all quarterly periods of fiscal year 2017 and, therefore, are excluded from the diluted earnings per share calculation for the year ended December 31, 2017.

On August 9, 2019, the Company granted 264,000 restricted share awards to members of its board of directors as well as certain employees of the Company and 52,500 performance share awards to certain employees of the Company under its Amended and Restated 2015 Equity Incentive Plan. The shares were registered under the Company’s Registration Statement on Form S-8, filed with the SEC on August 9, 2019. Restricted share awards subject to only a service condition are not regarded as outstanding for basic earnings per share calculation purposes until they are vested, and any potential dilutive impact of unvested restricted share awards is calculated using the treasury stock method. Performance share awards are regarded as contingently issuable common shares and are included in the weighted average shares outstanding for basic earnings per share calculation purposes as of the beginning of the period in which the performance condition has been satisfied and the awards have vested. For diluted earnings per share calculation purposes under the treasury stock method, such performance share awards are included in the number of weighted average shares outstanding as of the beginning of the period in which the performance condition has been satisfied, if dilutive. The performance condition associated with the performance share awards had not been met as of December 29, 2019, and, therefore, any dilutive impact on the earnings per share calculation of performance share awards was not considered.  However, the unvested restricted share awards subject to only a service condition were considered dilutive for the year ended December 29, 2019, and the impact on the number of weighted average shares in the diluted earnings per share calculation was 3,427.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	December 29, 2019
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$71	$-	$-
U.S. government obligations *	300	-	-
Corporate bonds *	2,195	-	-
Mutual and money market funds	833	-	-
Cash surrender value - life insurance *	-	2,253	-
Total	$3,399	$2,253	$-

	December 30, 2018
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$86	$-	$-
U.S. government obligations *	296	-	-
Corporate bonds *	2,083	-	-
Mutual and money market funds	705	-	-
Cash surrender value - life insurance *	-	2,193	-
Total	$3,170	$2,193	$-

* - As held in the Trust as defined below.

Cash and cash equivalents are classified as Level 1 of the fair value hierarchy as they represent cash held in a rabbi trust established under retirement benefit arrangements with certain of our current and former officers (the “Trust”).  Cash held in the Trust is invested through an overnight repurchase agreement. The assets of the Trust may include investments in U.S. Government securities or investment-grade debt of U.S.-based companies.  Such investments are valued using quoted market prices in active markets.

U.S. government obligations held in the Trust include U.S. Treasury Bonds.  These bonds as well as the corporate bonds included in the Trust are classified as Level 1 of the fair value hierarchy given their readily available quoted prices in active markets.

At December 29, 2019 and December 30, 2018, the Company held investments in mutual and money market funds classified as trading securities to support its future obligations to participants of its nonqualified deferred compensation plan (discussed in greater detail in Note 16 – Other Employee Benefits), which are carried at fair value based on quoted market prices in active markets for identical assets (Level 1).

Cash surrender value - life insurance is classified as Level 2 in the fair value hierarchy.  The value of each policy was determined by MassMutual Financial Group, an A-rated insurance company, which provides the value of these policies to the Company on a regular basis.

There were no transfers between the levels listed above during either of the reporting periods. Unrealized gains or losses on investments held in the Trust as well as other investments noted above are presented as a component of “Other, net” on the Consolidated Statements of Income and Comprehensive Income.

As of December 29, 2019 and December 30, 2018, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of the long-term debt approximate fair value (Level 2) as interest rates and negotiated terms and conditions are consistent with current market rates because of the close proximity of recent refinancing transactions and the quotes obtained for potential financings to the dates of these Consolidated Financial Statements.

There were no assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 29, 2019 and December 30, 2018.

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 29,	December 30,
	2019	2018
Prepaid insurance	$1,422	$1,170
Prepaid rent	1,081	1,022
Payroll taxes	1,183	1,328
Other	473	279
Prepaid expenses and other current assets	$4,159	$3,799

Note 6 – Other Assets

Other assets consisted of the following:

	December 29,	December 30,
	2019	2018
Favorable operating leases, net	$-	$148
Cash, cash equivalents and securities held in the Trust	2,566	2,465
Cash surrender value of life insurance	2,253	2,193
Investments in trading securities	833	705
Other	46	46
Other assets	$5,698	$5,557

Note 7 – Property and Equipment

Property and equipment, at cost, less accumulated depreciation and amortization, consisted of the following:

	December 29,	December 30,
	2019	2018
Land	$20,204	$20,204
Buildings	32,785	32,104
Leasehold improvements	78,047	72,213
Restaurant and other equipment	41,504	37,750
Construction in progress	1,730	882
	174,270	163,153
Less accumulated depreciation and amortization	(64,967)	(53,821)
Property and equipment, net	$109,303	$109,332

For fiscal years 2019, 2018 and 2017, depreciation expense from continuing operations related to restaurant and corporate office property and equipment was $12,123, $11,157 and $10,287, respectively. The loss on disposition of assets from continuing operations included in the “Other operating expenses” line item of the Statements of Income and Comprehensive Income, primarily related to the refreshing of assets through store remodels, was $135, $202 and $147 for fiscal years 2019, 2018 and 2017, respectively.

No impairment charges were recorded during fiscal years 2019, 2018 or 2017.

Note 8 – Goodwill and Indefinite‑Lived Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	December 29,	December 30,
	2019	2018
Goodwill	$15,737	$15,737
Tradename	25,069	25,069
Liquor licenses	579	578
Goodwill and intangible assets	$41,385	$41,384

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 29,	December 30,
	2019	2018
Taxes, other than income taxes	$4,447	$4,428
Salaries, wages, vacation, and incentive compensation	3,009	3,096
Transaction, contested proxy and other related expenses	412	4,635
Other	1,521	2,538
Accrued expenses and other current liabilities	$9,389	$14,697

Note 10 – Debt

Debt consisted of the following:

	December 29,	December 29,	December 30,	December 30,
	2019	2019	2018	2018
	Current	Long-term	Current	Long-term
Mortgage Loan	$1,667	$2,917	$1,667	$4,583
Term Loan	1,389	-	3,333	1,389
Development Line of Credit	4,000	-	4,000	-
Less: Net deferred loan costs	-	(72)	-	(106)
Total debt	$7,056	$2,845	$9,000	$5,866

The Company currently has four separate notes under its Second Amended and Restated Loan Agreement (“Loan Agreement”) with Pinnacle Bank. The borrower under the Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, assets sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements. The Loan Agreement consists of the following:

•

A $1,000 revolving line of credit (“Revolving Line of Credit”) that matures on September 3, 2021, and which may be used for general corporate purposes. The outstanding balance was $0 at both December 29, 2019 and December 30, 2018;

•	A $5,000 term loan (“Mortgage Loan”) that matures on September 3, 2021;
•	A $20,000 development line of credit (“Development Line of Credit”) that matures on September 3, 2021; and
•	A $10,000 term loan (“Term Loan”) entered into in 2015 with a term of five years ending on May 3, 2020.

The current balance of these credit facilities is set forth below.

Prior to the modification agreements discussed below, at December 30, 2018, any amount borrowed under the Revolving Line of Credit bore interest at an annual rate of 30-day LIBOR plus a margin equal to 2.50%, with a minimum interest rate of 3.25% per annum. At December 30, 2018, the Mortgage Loan bore interest at an annual rate of 30-day LIBOR plus a margin equal to 2.50%, with a minimum and maximum interest rate of 3.25% and 6.25% per annum, respectively.  At December 30, 2018, both the Development Line of Credit and the Term Loan bore interest at 30-day LIBOR plus 2.20% per annum.  The interest rates for the Mortgage Loan, the Development Line of Credit and Term Loan as of December 30, 2018 were 4.90%, 4.60% and 4.60%, respectively.

In 2019, J. Alexander’s, LLC entered into two separate modification agreements with respect to the Loan Agreement. The first modification agreement (the “First Modification Agreement”) became effective on January 2, 2019, while the second modification agreement (the “Second Modification Agreement”) became effective on September 3, 2019.  Under the terms of the First Modification Agreement, effective January 2, 2019, all of the notes under the Loan Agreement bear interest at 30-day LIBOR plus a sliding interest rate scale determined by the maximum adjusted debt to EBITDAR ratio.  For the year ended December 29, 2019, the interest rate was set at 3.57% for the Loan Agreement, which is 30-day LIBOR plus 1.85%.  Additionally, the non-use fee payable quarterly on the Development Line of Credit and Revolving Line of Credit decreased as a result of the First Modification Agreement from 0.25% to a sliding rate based on the maximum adjusted debt to EBITDAR ratio.  The interest rate and non-use fee rate scale is set forth as follows:

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

The Loan Agreement also includes certain financial covenants and the First Modification Agreement states that the calculation of such covenants shall not be impacted by the Company’s adoption of ASC 842, Leases.  A fixed charge coverage ratio of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ending must be maintained. The fixed charge coverage ratio is defined in the Loan Agreement as the ratio of (a) the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses (including lease buy‑out expenses), changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus non-cash share-based compensation expense plus any other non-cash expenses or charges minus the greater of either actual total store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40, to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long‑term debt and capital lease obligations made during such period, all determined in accordance with GAAP.

In addition, the maximum adjusted debt to EBITDAR ratio must not exceed 4.0 to 1 at the end of any fiscal quarter. Under the Loan Agreement, EBITDAR is measured based on the then‑ending four fiscal quarters and is defined as the sum of net income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses (including lease buy‑out expenses), changes in valuation allowance for deferred tax assets and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus an amount that in the determination of net income for the applicable period has been deducted for (i) interest expense; (ii) total federal, state, foreign, or other income taxes; (iii) all depreciation and amortization; (iv) rent payments; and (v) non-cash share-based compensation expenses, plus any other non-cash expenses or charges, all as determined in accordance with GAAP. Adjusted debt is (i) funded debt obligations net of any short‑term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with these financial covenants as of December 29, 2019 and for all reporting periods during the year then ended.

At December 29, 2019, the amounts outstanding under the Development Line of Credit and Revolving Line of Credit were $4,000 and $0, respectively, and a total of $17,000 was available to us for borrowing under these lines of credit on this date. At December 29, 2019, $4,584 was outstanding under the Mortgage Loan and an additional $1,389 was outstanding under the Term Loan. The Loan Agreement in place at December 29, 2019 is secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $30,606 at December 29, 2019.

Deferred loan costs are $508 and $465, net of accumulated amortization expense of $436 and $359 at December 29, 2019 and December 30, 2018, respectively. Deferred loan costs are being amortized to interest expense over the life of the related debt.  For the next five fiscal years, scheduled amortization of deferred loan costs is as follows: 2020 – $44; 2021 - $28; and 2022 and thereafter – $0.

The carrying value of the debt balance under both the Mortgage Loan and Term Loan as of December 29, 2019 and December 30, 2018 are considered to approximate their fair value (Level 2) because of the proximity of the debt refinancing discussed above to the 2019 and 2018 fiscal year-ends.

The aggregate maturities of long‑term debt for the five fiscal years succeeding December 29, 2019 are as follows: 2020 – $7,056; 2021 – $2,917; 2022 and thereafter – $0.

Note 11 - Other Long‑Term Liabilities

Other long‑term liabilities consisted of the following:

	December 29,	December 30,
	2019	2018
Deferred rent	$-	$6,801
Unfavorable lease liabilities, net	-	187
Uncertain tax positions	9	7
Other	129	-
Other long-term liabilities	$138	$6,995

Note 12 – Revenue

On January 1, 2018, the Company adopted ASC Topic 606 using the cumulative effect method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted, and continue to be reported in accordance with the Company’s historic accounting policy under ASC Topic 605.  The Company’s accounting policies with respect to revenue are discussed in further in Note 2 (k) above, including policies implemented prior to and with the adoption of ASC Topic 606.

The Company recorded a net increase to opening retained earnings of $34 as of January 1, 2018 due to the cumulative impact of adopting ASC Topic 606, with the impact wholly related to the Company’s accounting for gift card breakage.

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented:

	Year Ended
	December 29,	December 30,	December 31,
	2019	2018	2017
Restaurant	$246,826	$241,886	$232,944
Gift card breakage	443	378	311
Net sales	$247,269	$242,264	$233,255

The Company recognized revenue associated with gift cards redeemed by guests during fiscal years 2019, 2018 and 2017 of $4,115, $4,011 and $3,876, respectively.  Further, of the amounts that were redeemed during fiscal years 2019 and 2018, $2,464 and $2,396 were recorded within unearned revenue at the beginning of each respective fiscal year.  Unearned revenue increased by $4,723 and $4,675 as a result of gift cards sold during the fiscal years 2019 and 2018, respectively.

Note 13 - Leases

Adoption of ASC Topic 842, Leases

As discussed in Notes 2(j) and 2(z), the Company adopted ASC Topic 842, Leases, as of the first day of fiscal year 2019, December 31, 2018, electing the optional transition method to apply the standard as of the effective date. Accordingly, financial information for periods prior to the first day of fiscal year 2019 has not been adjusted to reflect the effects of ASC Topic 842, and the Company recorded a cumulative-effect adjustment to opening retained earnings for the impairment of an abandoned ROU asset at the effective date for a restaurant that was previously impaired and the remaining lease payments were accounted for under ASC Topic 420, Exit or Disposal Obligations.  Additionally, the adoption of ASC Topic 842 had a material impact on the Company’s assets and liabilities as a result of the recognition of operating lease ROU assets and lease liabilities on its Consolidated Balance Sheet. The adoption of ASC Topic 842 did not have a material effect on the Company’s Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows.

ASC Topic 842 provided a number of optional practical expedients in transition. The Company elected the package of practical expedients which permits the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs.  The Company also elected the practical expedient that permits the Company to not assess whether existing or expired land easements that were not previously accounted for as leases under ASC Topic 840 are now considered leases under ASC Topic 842. The Company also elected the practical expedient to account for lease and non-lease components as a single component for certain classes of underlying assets, specifically real property. Additionally, the Company elected a short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less). The Company did not elect the use-of-hindsight practical expedient which would have permitted a reassessment of lease terms for existing leases.

As of the date of adoption, the Company was party to 30 separate operating leases for real estate on which it operates its restaurants and has its corporate office space. During fiscal year 2019, the Company entered into two additional leases for new restaurant locations, and the associated commencement date for one of these leases was also during 2019. The remaining restaurant lease will commence when the Company takes possession of the property in fiscal year 2020, and it includes a lease term of 30 years.  The Company also entered into one equipment lease during fiscal year 2019.

The effects of the changes made to the Company’s Consolidated Balance Sheet as of December 31, 2018 for the adoption of ASC Topic 842 were as follows:

	December 30,	Adjustments Due to	December 31,
	2018	the Adoption of ASC Topic 842	2018
Assets
Noncurrent assets:
Other assets	$5,557	$(149)	$5,408
Right-of-use lease assets	-	70,666	70,666
Deferred income taxes	539	434	973
Liabilities and stockholders' equity
Current liabilities:
Current portion of lease liabilities	-	3,707	3,707
Long-term liabilities:
Long-term lease liabilities	-	75,489	75,489
Other long-term liabilities (1)	6,995	(6,988)	7
Stockholders' equity:
Retained earnings	17,528	(1,257)	16,271

(1) - The other long-term liabilities balance as of December 30, 2018 consisted of, in part, the Company’s deferred rent balance.

Components of lease cost are as follows:

Year Ended
December 29,
2019
Operating lease cost	$8,930
Variable lease cost	2,438
Short-term lease cost	167
Total lease cost	$11,535

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

Year Ended
December 29,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$8,330
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	3,752

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows as of the period indicated:

December 29,
2019
Weighted-average remaining lease term	15.7 years
Weighted-average discount rate	6.01%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

December 29,
2019
2020	$8,936
2021	9,142
2022	9,302
2023	9,327
2024	9,002
2025 and thereafter	84,637
Total minimum lease payments	130,346
Less: Imputed interest (1)	50,146
Present value of lease liabilities	$80,200

(1) Amount necessary to reduce net minimum lease payments to present value calculated using our incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of ASC Topic 842) or lease inception (for those leases entered into after the adoption date).

As previously disclosed in the 2018 Annual Report and under the previous lease accounting standard, minimum lease payments under non-cancelable operating leases (including renewal options and those restaurants reported as discontinued operations) were expected to be as follows:

December 30,
2018
2019	$7,800
2020	8,084
2021	7,832
2022	7,974
2023	8,006
2024 and thereafter	78,302
Total minimum lease payments	$117,998

Note 14 – Income Taxes

Significant components of the Company’s income tax benefit for the periods indicated below are as follows:

	Year Ended
	December 29,	December 30,	December 31,
	2019	2018	2017
Current income taxes:
Federal	$697	$(152)	$264
State and local	678	565	743
Total current income taxes	1,375	413	1,007
Deferred income taxes:
Federal	(1,838)	(2,041)	(1,881)
State and local	(105)	32	(473)
Total deferred income taxes	(1,943)	(2,009)	(2,354)
Income tax benefit	$(568)	$(1,596)	$(1,347)

The Company’s effective tax rate differs from the federal statutory rate as set forth in the following table for the periods indicated:

	Year Ended
	December 29,	December 30,	December 31,
	2019	2018	2017
Federal income tax	21.0%	21.0%	35.0%
Federal tax reform	-	3.3	(22.4)
State income tax	6.0	14.3	6.4
Wage credits	(32.3)	(107.5)	(33.3)
Uncertain tax positions	-	(0.3)	(3.9)
Return to provision	(0.6)	(3.1)	(4.5)
Rate differential between current and deferred taxes	-	(1.3)	(1.7)
Incentive Stock Options	1.3	4.4	2.0
Other	(2.3)	2.8	(0.1)
Effective tax rate	(6.9)%	(66.4)%	(22.5)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 29, 2019, and December 30, 2018, are as follows:

	December 29,	December 30,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$207	$133
Accrued bonuses	47	91
Share-based compensation awards	546	309
State bonus depreciation	115	178
General business credit carryforward	3,304	2,676
Other	77	-
Total deferred tax assets	4,296	3,387
Less: deferred tax assets valuation allowance	(168)	(128)
Total net deferred tax assets	4,128	3,259
Deferred tax liabilities:
Partnership differences	(1,210)	(2,580)
Other	-	(140)
Total deferred tax liabilities	(1,210)	(2,720)
Net deferred tax asset	$2,918	$539

ASC Topic 740, Income Taxes, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. As of December 29, 2019, management determined that a valuation allowance of $168 was necessary relative to certain state net operating loss and capital loss carryforwards which are not expected to be realized. Management also determined at December 29, 2019 that it is more likely than not that the results of future operations and reversal of deferred tax liabilities will generate sufficient taxable income to realize the remaining deferred tax assets not covered by this valuation allowance.

As of December 29, 2019, the Company has state gross operating loss carryforwards gross of the valuation allowance and uncertain tax positions discussed above of approximately $4,442 expiring in years 2021 through 2039 as well as an additional $7 that will never expire, and federal general business credit carryforwards of $3,304 expiring in 2038 through 2039.

Additionally, the Company has recorded a liability (including interest) in connection with uncertain tax positions related to state tax issues totaling $66 and $71 as of December 29, 2019 and December 30, 2018, respectively. The Company elected to accrue interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The Company has accrued interest related to unrecognized tax benefits of approximately $1 as of both December 29, 2019 and December 30, 2018, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit associated with these positions (excluding federal benefit and the aforementioned accrued interest) is as follows:

	December 29,	December 30,
	2019	2018
Balance at the beginning of the year	$88	$80
Changes based on tax positions taken during the current year	-	23
Changes based on tax positions taken during prior years	-	-
Reductions related to settlements with taxing authorities and
lapses of statutes of limitations	(5)	(15)
Balance at the end of the year	$83	$88

As of December 29, 2019, the total amount of gross unrecognized tax benefit that, if recognized, would impact the effective tax rate was $23. The Company does not expect that gross unrecognized benefits will decrease due to statute expirations within the next twelve months.

The Company and its subsidiaries file a partnership federal income tax return, consolidated corporate federal income tax return, and a separate corporate federal income tax return as well as various state and local income tax returns. The earliest year open to examination in the Company’s major jurisdictions is 2016 for federal and 2015 for state income tax returns.

Note 15 – Share-based Compensation

For the years ended December 29, 2019, December 30, 2018 and December 31, 2017, the Company recorded total share-based compensation expense of $1,498, $3,765 and $2,207, respectively, the components of which are discussed in further detail below.

J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan

Under the J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan (the “Plan”), directors, officers and key employees of the Company may be granted equity incentive awards, such as stock options, restricted stock and stock appreciation rights in an effort to retain qualified management and personnel.  The Company’s Board of Directors approved the amended and restated plan in May 2019, and it was subsequently approved by shareholders of the Company in June 2019 at the annual meeting of shareholders.  The amended and restated plan authorizes a maximum of 2,850,000 shares of the Company’s common stock to be issued to holders of these equity awards. At December 29, 2019, December 30, 2018 and December 31, 2017, total shares available to be granted pursuant to the Plan (or the predecessor plan) were 721,250; 4,250; and 514,250, respectively.

Stock Option Awards

Under the 2015 Equity Incentive Plan previously in place, during fiscal years 2018, 2016 and 2015, the Compensation Committee and the Board of the Company awarded stock option grants totaling 510,000, 553,750 and 467,000 options, respectively, to certain members of management and the members of the Board, and the contractual term for each grant is seven years.  The requisite service period for each grant is four years with each vesting in four equal installments on the first four anniversaries of their respective grant dates.  No stock option awards were made by the Company under this plan during fiscal years 2019 and 2017.  A total of 35,000 options have been forfeited since the inception of the plan, none of which occurred in fiscal year 2019.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards and used the following assumptions for the indicated periods during which grants were made as noted above:

Year Ended
December 30, 2018
Dividend yield	0.00%
Volatility factor	37.00%
Risk-free interest rate	2.69%
Expected life of options (in years)	4.75
Weighted-average grant date fair value	$3.42

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

A summary of stock options under the Company’s equity incentive plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2017	990,750	$9.58
Issued	-	-
Exercised	-	-
Forfeited	(5,000)	8.90
Outstanding at December 31, 2017	985,750	9.58
Issued	510,000	9.55
Exercised	-	-
Forfeited	-	-
Outstanding at December 30, 2018	1,495,750	9.57
Issued	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 29, 2019	1,495,750	$9.57

At December 29, 2019, December 30, 2018 and December 31, 2017, stock options exercisable were 976,063; 602,125; and 355,687, respectively.

As these awards contain only service conditions for vesting purposes and have a graded vesting schedule, the Company has elected to recognize the expense over the requisite service period for the entire award.  Stock option expense totaling $1,105, $1,121 and $747 was recognized for fiscal years 2019, 2018 and 2017, respectively, which is included in the “General and administrative expenses” line item on the Consolidated Statements of Income and Comprehensive Income.  At December 29, 2019, the Company had $1,262 of unrecognized compensation cost related to these stock options which is expected to be recognized over a period of approximately 2.15 years.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. This amount changes based on the fair market value of the Company’s common stock and totaled $379, $0 and $428 at December 29, 2019, December 30, 2018 and December 31, 2017, respectively, for options outstanding. The intrinsic value of options exercisable at December 29, 2019, December 30, 2018 and December 31, 2017 totaled $277, $0 and $107, respectively. No options were exercised in fiscal years 2019, 2018 or 2017.

The following table summarizes the Company’s non-vested stock option activity for the year ended December 29, 2019:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested stock options at December 30, 2018	893,625	$3.23
Granted	-	-
Vested	(373,938)	3.17
Forfeited	-	-
Non-vested stock options at December 29, 2019	519,687	$3.26

The total fair value of stock options vested during fiscal years 2019, 2018 and 2017 was $1,187, $751 and $751, respectively.

The following table summarizes information about the Company’s stock options outstanding at December 29, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 29, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 29, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$8.90	535,000	3.86 years	$8.90	401,250	3.86 years	$8.90
$9.55	510,000	5.15 years	9.55	127,500	5.15 years	9.55
$10.24	13,750	3.33 years	10.24	10,313	3.33 years	10.24
$10.39	437,000	2.79 years	10.39	437,000	2.79 years	10.39
$8.90 - $10.39	1,495,750	3.98 years	$9.57	976,063	3.54 years	$9.67

Restricted and Performance Shares

On August 9, 2019, the Company granted 264,000 restricted share awards to members of its board of directors as well as certain employees of the Company and 52,500 performance share awards to certain employees of the Company under the Plan. The shares were registered under the Company’s Registration Statement on Form S-8, filed with the SEC on August 9, 2019. Restricted share awards are subject to only a service condition while performance share awards are regarded as contingently issuable common shares which are dependent upon achievement of certain performance targets by the Company.  With respect to the restricted share awards, the restricted period for each grant is four years with the restriction expiring in four equal installments on the first four anniversaries of their respective grant dates.  For the performance share awards, the performance period shall be any four consecutive fiscal quarters during the sixteen-quarter period beginning with the fiscal quarter in which the awards were granted. The performance target must be met for the performance period in order for the restriction to lapse.

The following table summarizes the Company’s non-vested restricted and performance share activity for the year ended December 29, 2019:

	Restricted Shares		Performance Shares
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested stock options at December 30, 2018	-	$-	-	$-
Granted	264,000	10.75	52,500	10.75
Vested	-	-	-	-
Forfeited	-	-
Non-vested stock options at December 29, 2019	264,000	$10.75	52,500	$10.75

Expense associated with the restricted shares is recognized using the straight-line method over the requisite service period, accounting for forfeitures as they occur. Expense associated with the performance share awards is recognized using the tranche method wherein the Company treats each vesting tranche as a separate award with compensation cost for each award recognized over its vesting period.  The Company anticipates that the performance condition will be met during the performance period. The grant date fair value for each of the awards was $10.75 based on the Company’s quoted stock price on the date of grant. The Company recorded non-cash share-based compensation expense for restricted and performance shares totaling $277 and $115, respectively, during fiscal year 2019. Based on estimates at December 29, 2019, the Company had $2,560 and $449 of unrecognized compensation expense related to the restricted and performance awards, respectively, that will be recognized over a period of approximately 3.6 years.

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

Vested Class B Units may be exchanged for, at the Company’s option, either (i) cash in an amount equal to the amount that would be distributed to the holder of those Class B Units by J. Alexander’s Holdings, LLC upon a liquidation of J. Alexander’s Holdings, LLC assuming the aggregate amount to be distributed to all members of J. Alexander’s Holdings, LLC were equal to the Company’s market capitalization on the date of exchange (net of any assets and liabilities of the Company that are not assets or liabilities of J. Alexander’s Holdings, LLC) or (ii) shares of the Company’s common stock with a fair market value equal to the cash payment under (i) above.

The Class B Units issued to the Company’s management have been classified as equity awards and share-based compensation expense is based on the grant date fair value of the awards. At December 29, 2019, the applicable hurdle rate for these Class B Units was not met.

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

The member equity price per unit was based on an enterprise valuation of J. Alexander’s Holdings, LLC divided by the number of Class A Units outstanding at the date of grant.  The Class B hurdle price is based on the hurdle rate divided by the number of Class A Units outstanding at the time of grant. The expected life of management profits interest awards granted during the period presented was determined based on the vesting term of the award which also includes a six-month holding period subsequent to meeting the requisite vesting period. The risk-free rate for periods within the contractual life of the profit interest award is based on an extrapolated 4-year U.S. Treasury bond rate in effect at the time of grant given the expected time to liquidity. The Company utilized a weighted rate for expected volatility based on a representative peer group of comparable public companies. The dividend yield was set at zero as the underlying security does not pay a dividend. The protective put method was used to estimate the discount for lack of marketability inherent to the awards due to the lack of liquidity associated with the post-vesting requirement and other restrictions on the Class B Units.

As a result of the reorganization transactions on September 28, 2015 and as evidenced in the executed Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, entered into in connection with the reorganization transactions, the members’ equity of J. Alexander’s Holdings, LLC was recapitalized such that the total outstanding Class B Units granted to management as discussed above was reduced on a pro rata basis from 885,000 to 833,346 which is also the number of Class B Units outstanding as of December 29, 2019, and resulted in an adjusted grant date fair value relative to these units of $1.87.

As these awards contain only service conditions for vesting purposes and have a graded vesting schedule, the Company elected to recognize the expense over the requisite service period for the entire award. Management profits interest expense totaling $0, $0 and $518 was recognized for fiscal years 2019, 2018 and 2017, respectively, which is included in the “General and administrative expense” line item on the Consolidated Statements of Income and Comprehensive Income. As of December 29, 2019, the Company had $0 of unrecognized compensation cost related to these awards as the units fully vested on January 1, 2018. The total grant date fair value of units vested during fiscal years 2019, 2018 and 2017 was $0, $779 and $0, respectively.  There was no redemption value of the outstanding management profits interest awards as of December 29, 2019 as the fair value was less than the hurdle rate.

Black Knight Advisory Services Profits Interest Plan

On October 6, 2015, J. Alexander’s Holdings, LLC granted 1,500,024 Class B Units representing profits interests to Black Knight with a hurdle rate stated in the agreement of $151,052.  The awards vested at a rate of one-third of the Class B Units on each of the first, second and third anniversaries of the grant date and required a six-month holding period post vesting.  The Class B Units contained exchange rights which allowed for them to be converted once vested into shares of the Company’s common stock based upon the value of the Class B Units at the date of the conversion election.  The value was determined in reference to the market capitalization of the Company, with certain adjustments made for assets or liabilities contained at the Company’s level which are not also assets and liabilities of J. Alexander’s Holdings, LLC.  These awards could not be settled with a cash payment.

On November 30, 2018, the Company entered into the Termination Agreement which terminated the consulting agreement with Black Knight (the “Management Consulting Agreement”).  Under the terms of the Management Consulting Agreement, Black Knight had 90 days from November 30, 2018 to exercise its right to convert the value of the fully-vested Class B Units above the applicable hurdle rate to the Company’s common stock.  As Black Knight did not exercise its conversion rights within the 90-day period, the Class B Units were cancelled and forfeited for no consideration in fiscal year 2019.

The Class B Units issued to Black Knight were classified as equity awards.  The hurdle rate had not been met as of December 30, 2018 or December 31, 2017, and, therefore, the intrinsic value as of these dates was $0.

The Company used the Black-Scholes-Merton pricing model to estimate the fair value of Black Knight profits interest awards.  Since the Class B Units became fully vested on October 6, 2018, the Company obtained a final valuation of the grant as of that date which included the following assumptions:

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

These awards constituted nonemployee awards.  Therefore, the Company remeasured the fair value of the awards at each reporting date through October 6, 2018 using the valuation model applied in previous periods.  The portion of services rendered to each reporting date was applied to the current measure of fair value to determine the expense for the relevant period.  Because these awards had a graded vesting schedule, the Company elected to recognize the compensation cost on a straight-line basis over the three-year requisite service period for the entire award.  Black Knight profits interest expense totaling $0, $2,644 and $942 was recognized for fiscal years 2019, 2018 and 2017, respectively, which is included in the “General and administrative expense” line item on the Consolidated Statements of Income and Comprehensive Income.  The total weighted average fair value of units vested during fiscal years 2018 and 2017 was $2,095 and $1,625, respectively.

Note 16 – Other Employee Benefits

A subsidiary of the Company maintains a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for the benefit of its employees and their beneficiaries. Under the 401(k) Plan, qualifying employees can defer a portion of their income on a pretax basis through contributions to the 401(k) Plan, subject to an annual statutory limit. All employees with at least six months of service and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary and bonus, the Company makes a minimum 25% matching contribution to the 401(k) Plan with a discretionary match allowable in addition and subject to the approval of the compensation committee of the board of directors on an annual basis. Matching contributions vest according to a vesting schedule defined in the plan document. Expense for matching contributions totaled $119, $122 and $130 for fiscal years 2019, 2018 and 2017, respectively.

A subsidiary of the Company also has a nonqualified deferred compensation plan under which executive officers and certain senior managers may defer receipt of their compensation, including up to 50% of applicable salaries and bonuses, and may be credited with matching contributions subject to the annual approval by the compensation committee of the board of directors. Amounts that are deferred under this plan, and any matching contributions, are increased by earnings and decreased by losses based on the performance of one or more investment measurement funds elected by the participants from a group of funds, which the plan administrator has determined to make available for this purpose. Participant account balances totaled $1,050 and $787 at December 29, 2019 and December 30, 2018, respectively.

A subsidiary of the Company has Salary Continuation Agreements, which provide retirement and death benefits to certain executive officers and certain other members of management. The recorded liability associated with these agreements totaled $6,053 and $5,464 at December 29, 2019 and December 30, 2018, respectively. The expense (income) recognized under these agreements was $702, $(206) and $336 for fiscal years 2019, 2018 and 2017, respectively.

Due to the Spin-off discussed in Note 1, FNF no longer retains a beneficial ownership of at least 40% of J. Alexander’s Holdings, LLC, and as such, the Spin-off triggered the obligation of J. Alexander’s, LLC, the operating subsidiary of the Company, to establish and fund the Trust (as defined in Note 2 above) under the Amended and Restated Salary Continuation Agreements with each of the agreement holders, which includes three of the Company’s executive officers and one former executive officer.  On October 19, 2015, the Trust was funded with a total of $4,304, which consisted of $2,415 in cash and $1,889 in aggregate cash surrender value of whole life insurance policies. These assets are classified as noncurrent within the Company’s Consolidated Financial Statements.  J. Alexander’s, LLC made additional contributions of $75, $95 and $63 to the Trust in fiscal years 2019, 2018 and 2017, respectively, and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the agreements. The Trust is subject to creditor claims in the event of insolvency, but the assets held in the Trust are not available for general corporate purposes. The Trust investments consisted of cash and cash equivalents, U.S government agency obligations and corporate bonds.  The aforementioned securities are designated as trading securities and carried at fair value. Refer to Note 4 – Fair Value Measurements for additional discussion regarding fair value considerations.  As of December 29, 2019, the Trust balance was $4,819 consisting of $2,253 in aggregate cash surrender value of whole life insurance policies and $2,566 in Trust investments. The Company records changes in the fair value of assets held in the Trust in the “Other, net” line item on the Consolidated Statements of Income and Comprehensive Income.

Note 17 – Stockholders’ Equity

As a result of the Spin-off discussed in Note 1, the Company is an independent public company, and its common stock is listed under the symbol “JAX” on The NYSE, effective September 29, 2015. The Company also now owns, directly or indirectly, all of the outstanding Class A Units and is the sole managing member of J. Alexander’s Holdings, LLC. The Company is authorized to issue 40,000,000 shares of capital stock, consisting of 30,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of December 29, 2019 and December 30, 2018, a total of 15,011,676 and 14,695,176 shares of the Company’s common stock were outstanding, respectively. No shares of preferred stock were outstanding during either of the periods presented.

The pertinent rights and privileges of the Company’s outstanding common stock or restricted and performance share awards are as follows:

Voting rights. The holders of common stock as well as restricted and performance share awards are entitled to one vote per share on all matters to be voted upon by the shareholders.

Dividend rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor.  Holders of restricted and performance share awards are entitled to dividend rights once such shares have vested.  Prior to vesting, dividends may be accumulated for eventual payment once relevant restrictions have expired or performance targets are met by the Company, as applicable.

Rights upon liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of affairs, the holders of common stock are entitled to share ratably in all assets remaining after payment of debts and other liabilities, subject to prior distribution rights of preferred stock then outstanding, if any.  Such rights are conferred upon holders of restricted or performance share awards upon vesting.

Other rights. The holders of common stock as well as restricted and performance share awards have no preemptive or conversion rights or other subscription rights. Further, there are no redemption or sinking fund provisions applicable to the common stock or the aforementioned awards. The rights, preferences and privileges of holders of common stock and vested restricted and performance share awards will be subject to those of the holders of any shares of preferred stock the Company may issue in the future.

Note 18 - Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these five leases at December 29, 2019 was approximately $690. In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease. The total estimated amount of lease payments remaining on this lease at December 29, 2019 was approximately $348. Additionally, in connection with the previous disposition of certain other Wendy’s restaurant operations, primarily the southern California restaurants in 1982, subsidiaries of the Company may remain secondarily liable for a certain real property lease with a remaining term of one year. The total estimated amount of lease payments remaining on this one lease as of December 29, 2019 was approximately $10. There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company or its predecessor. Management believes any significant loss is remote.

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

Note 19 – Related-Party Transactions

On September 28, 2015, immediately prior to the Spin-off, J. Alexander’s Holdings, LLC entered into the Management Consulting Agreement with Black Knight, pursuant to which Black Knight provided corporate and strategic advisory services to J. Alexander’s Holdings, LLC. On November 30, 2018, the Company terminated the Management Consulting Agreement by entering into the Termination Agreement.  The details pertaining to the termination of this agreement are discussed below.

Under the Management Consulting Agreement, J. Alexander’s Holdings, LLC issued Black Knight non-voting Class B Units and was required to pay Black Knight an annual fee equal to 3% of the Company’s Adjusted EBITDA for each fiscal year during the term of the Management Consulting Agreement. J. Alexander’s Holdings, LLC also reimbursed Black Knight for its direct out-of-pocket costs incurred for management services provided to J. Alexander’s Holdings, LLC. Under the Management Consulting Agreement, “Adjusted EBITDA” meant the Company’s net income (loss) before interest expense, income tax (expense) benefit, depreciation and amortization, and adding asset impairment charges and restaurant closing costs, loss on disposals of fixed assets, transaction and integration costs, non-cash compensation, loss from discontinued operations, gain on debt extinguishment, pre-opening costs and certain unusual items.  As a result of the Termination Agreement, in the first quarter of 2019, the Company paid approximately $705 to Black Knight which represented the pro-rata portion of its consulting fees earned during 2018 through the Termination Date. Additionally, the early termination of the Management Consulting Agreement required the cash payment of $4,560 to Black Knight as a termination fee which the Company paid on January 31, 2019 using cash on hand.

During fiscal years 2018 and 2017, management fees and reimbursable out-of-pocket costs of $703 and $809, respectively, were incurred relative to the Black Knight Management Consulting Agreement. Such costs are presented as a component of “General and administrative expenses” on the Consolidated Statements of Income and Comprehensive Income.

The Class B Units granted to Black Knight vested in equal installments on the first, second, and third anniversaries of the October 6, 2015 grant date and were measured at fair value at each reporting date through the date of vesting. Under the terms of the Termination Agreement, Black Knight had 90 days from November 30, 2018 to exchange its Class B Units to exercise its right to convert the value of such units above the applicable hurdle rate to the Company’s common stock.  Since Black Knight did not exercise its conversion rights within the 90-day period, the Class B Units were cancelled and forfeited for no consideration on February 28, 2019.

Note 20 –Non-controlling Interest

As discussed in Note 15, on January 1, 2015, J. Alexander’s Holdings, LLC adopted the 2015 Management Incentive Plan and granted equity incentive awards to certain members of management in the form of Class B Units. The Class B Units are profits interests in J. Alexander’s Holdings, LLC. Additionally, on October 6, 2015, J. Alexander’s Holdings, LLC granted Class B Units representing profits interests to Black Knight.  However, on February 28, 2019, in conjunction with the Termination Agreement with Black Knight, the 1,500,024 Class B Units held by Black Knight were cancelled and forfeited for no consideration. The Class B Units allow for the distribution of earnings in J. Alexander’s Holdings, LLC in the event that the hurdle amounts and vesting requirements are met and, as such, represent non-controlling interests in J. Alexander’s Holdings, LLC during the periods that they remain outstanding.  The Hypothetical Liquidation of Book Value method was used as of December 29, 2019, December 30, 2018 and December 31, 2017 to determine allocations of non-controlling interests consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net income was made to non-controlling interests for fiscal years 2019, 2018 or 2017, respectively. A non-controlling interest balance has been presented on the Consolidated Balance Sheets and Statements of Stockholders’ Equity in the amount of $1,558 and $7,844 as of December 29, 2019 and December 30, 2018, respectively, which represents profits interest compensation expense recorded by the Company. The share-based compensation expense associated with the Black Knight grant has been reclassified to additional paid-in capital in fiscal year 2019 as a result of their forfeiture and cancellation. As such, non-controlling interests consist solely of the non-cash compensation expense relative to the Class B Units held by management as of December 29, 2019, while non-controlling interests reported as of December 30, 2018 consisted of non-cash compensation expense associated with Class B Units held by both management and Black Knight.  Such compensation costs have been reflected in the “General and administrative expenses” line item of the Consolidated Statements of Income and Comprehensive Income for fiscal years 2018 and 2017.  No such compensation expense was recognized in 2019 as the Class B Units held by management vested in fiscal year 2018.

Note 21 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 29, 2019 and December 30, 2018 (in thousands, except per share amounts):

	2019 Quarter ended
	March 31	June 30	September 29	December 29
Net sales	$64,734	$62,229	$56,867	$63,439
Operating income	4,266	2,343	422	1,883
Income from continuing operations
before income taxes	4,146	2,244	342	1,753
Net income	3,848	2,168	771	2,030
Basic earnings per share
Income from continuing operations,
net of tax	$0.27	$0.15	$0.06	$0.14
Loss from discontinued operations, net	(0.00)	(0.00)	(0.00)	(0.00)
Basic earnings per share	$0.26	$0.15	$0.05	$0.14
Diluted earnings per share
Income from continuing operations,
net of tax	$0.27	$0.15	$0.06	$0.14
Loss from discontinued operations, net	(0.00)	(0.00)	(0.00)	(0.00)
Diluted earnings per share	$0.26	$0.15	$0.05	$0.14

	2018 Quarter ended
	April 1	July 1	September 30	December 30
Net sales	$61,909	$60,420	$56,730	$63,205
Operating income (loss)	2,058	2,334	(542)	(361)
Income (loss) from continuing operations
before income taxes	1,842	2,203	(713)	(470)
Net income (loss)	1,593	2,105	(633)	934
Basic earnings (loss) per share
Income (loss) from continuing operations,
net of tax	$0.12	$0.15	$(0.04)	$0.07
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Basic earnings (loss) per share	$0.11	$0.14	$(0.04)	$0.06
Diluted earnings (loss) per share
Income (loss) from continuing operations,
net of tax	$0.11	$0.15	$(0.04)	$0.07
Loss from discontinued operations, net	(0.01)	(0.01)	(0.01)	(0.01)
Diluted earnings (loss) per share	$0.11	$0.14	$(0.04)	$0.06

Per share amounts may not sum due to rounding.

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

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm, KPMG LLP, is not required to and did not issue an attestation report on the Company’s internal control over financial reporting.

(c)	Changes in internal controls

During fiscal year 2019, the Company modified existing controls and processes to support the adoption of the new lease accounting standard that the Company adopted as of December 31, 2018, which included the implementation of new lease accounting software. There were no significant changes to the Company's internal control over financial reporting due to the adoption of the new standard.  Additionally, during the third quarter of 2019, the Company began to migrate certain information technology platforms and applications. In connection with the migration, management evaluated the impact of process changes on controls over financial reporting and updated our documentation and controls to ensure we maintain suitable controls over financial reporting. There have been no other changes in the Company’s internal control over financial reporting during the year ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item with respect to directors of the Company will appear in, and is incorporated herein by reference to, our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2019.

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

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2019.

Item 14. Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2019.

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

3.4

Amendment No. 1 to Amended and Restated Bylaws of J. Alexander’s Holdings, Inc., dated March 12, 2020 (Exhibit 3.1 of Current Report on Form 8-K filed March 13, 2020 (File No. 1-37473), is incorporated herein by reference).

3.5

Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, dated September 28, 2015 (Exhibit 3.4 of Quarterly Report on Form 10-Q filed November 9, 2015 (File No. 1-37473), is incorporated herein by reference).

4.1	Description of Securities.

10.1

Second Amended and Restated Loan Agreement, dated May 20, 2015, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.6 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).

10.2

Modification Agreement, dated September 3, 2016, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.1 of Quarterly Report on Form 10-Q filed November 7, 2016 (File No. 1-37473), is incorporated herein by reference).

10.3

Modification Agreement, dated January 2, 2019, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.6 of Annual Report on Form 10-K filed March 14, 2019 (File No. 1-37473), is incorporated herein by reference).

10.4

Modification Agreement, dated September 3, 2019, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.3 of Quarterly Report on Form 10-Q filed November 8, 2019 (File No. 1-37473), is incorporated herein by reference).

10.5	J. Alexander’s Holdings, LLC 2015 Management Incentive Plan (Exhibit 10.7 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.6	Form of J. Alexander’s Holdings, LLC Unit Grant Agreement (Exhibit 10.8 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

Reference Number per Item 601 of Regulation S-K	Description
10.7	J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan (Exhibit 99.1 of Form S-8 filed August 9, 2019 (File No. 1-37473), is incorporated herein by reference).*

10.8

Form of Non-Qualified Stock Option Award Agreement under the J. Alexander’s Holdings, Inc. 2015 Stock Incentive Plan (Exhibit 10.2 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.9

Form of Incentive Stock Option Award Agreement under the J. Alexander’s Holdings, Inc. 2015 Stock Incentive Plan (Exhibit 10.3 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.10

Form of Restricted Share Award Agreement under the J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan (Exhibit 10.2 of Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 1-37473), is incorporated herein by reference).*

10.11

Form of Performance Share Award Agreement under the J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan (Exhibit 10.3 of Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 1-37473), is incorporated herein by reference).*

10.12	J. Alexander’s, LLC Executive Nonqualified Excess Plan - Plan Document.*

10.13	J. Alexander’s, LLC Executive Nonqualified Excess Plan - Adoption Agreement.*

10.14

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
10.24

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

10.36

Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and Jessica L. Hagler (Exhibit 10.4 of Quarterly Report on Form 10-Q filed May 11, 2017 (File No. 1-37473), is incorporated herein by reference).

10.37

Officer Indemnification Agreement dated March 14, 2018 by and between J. Alexander’s Holdings, Inc. and Jason S. Parks (Exhibit 10.36 of Annual Report on Form 10-K filed March 15, 2018 (File No. 1-37473), is incorporated herein by reference).

10.38	J. Alexander’s Holdings, Inc. 2020 Summary of Director and Executive Officer Compensation*

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

101

XBRL (Extensible Business Reporting Language) The following materials from the Annual Report on Form 10-K for the year ended December 29, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*Denotes executive compensation plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: March 13, 2020	By:	/s/ Mark A. Parkey
Mark A. Parkey
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Mark A. Parkey	Chief Executive Officer and President (Principal Executive Officer)	March 13, 2020
Mark A. Parkey

/s/ Jessica L. Hagler	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 13, 2020
Jessica L. Hagler

/s/ Lonnie J. Stout II	Executive Chairman of the Board of Directors	March 13, 2020
Lonnie J. Stout

/s/ Douglas K. Ammerman	Director	March 13, 2020
Douglas K. Ammerman

/s/ Timothy T. Janszen	Director	March 13, 2020
Timothy T. Janszen

/s/ Ronald B. Maggard, Sr.	Director	March 13, 2020
Ronald B. Maggard, Sr.

/s/ Frank R. Martire	Lead Independent Director	March 13, 2020
Frank R. Martire

/s/ Raymond R. Quirk	Director	March 13, 2020
Raymond R. Quirk