Form 10-K/A
period 2019-12-29
J. Alexander's Holdings, Inc.
filed 2020-04-17
CIK 1617227

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

The number of shares of the Company’s common stock, $0.001 par value (“Common Stock”), outstanding at April 16, 2020 was 15,011,676.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

J. Alexander’s Holdings, Inc. (also referred to herein as the “Company”, “we”, “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (the “Original Form 10-K”), with the United States Securities and Exchange Commission (the “Commission”) on March 13, 2020. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders, because the Company’s definitive proxy statement will not be filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 29, 2019. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.   Additionally, this Form 10-K/A hereby amends and restates the cover page of the Original Form 10-K to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the consolidated financial statements previously filed with the Original Form 10-K. Because no consolidated financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, consolidated the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Commission. Terms used but not defined herein are as defined in our Original Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Douglas K. Ammerman

Mr. Ammerman, 68, has served as a director of the Company since September 2015.  Mr. Ammerman has also served as a director of Fidelity National Financial, Inc. (“FNF”), a provider of commercial and residential mortgage and diversified services, since July 2005. Mr. Ammerman is a retired partner of KPMG LLP, where he became a partner in 1984. Mr. Ammerman formally retired from KPMG LLP in 2002. Additionally, he currently serves as a director of William Lyon Homes, Inc. and Stantec Inc. Within the past five years, Mr. Ammerman also has served as a director of Remy International and El Pollo Loco, Inc. As a member of our Board, Mr. Ammerman contributes his significant financial and accounting background and expertise, including his 18 years as a partner with KPMG LLP and his experience as a director on the boards of directors of other companies.

Timothy T. Janszen

Mr. Janszen, 56, has served as a director of the Company since September 2015, and prior to that time he served on the board of managers of our subsidiaries, J. Alexander’s Holdings, LLC (the “Operating LLC”) and J. Alexander’s, LLC, from February 2013 and January 2013, respectively, until September 2015. Mr. Janszen has been the Chief Executive Officer of Newport Global Advisors, L.P. (“Newport”), an investment management firm, since September 2005. He also serves as Principal Executive Officer and Operating Manager of NGA Holdco, LLC, which holds equity in entities related to the gaming industry. Prior to joining Newport, Mr. Janszen held a number of positions, including Managing Director, at AIG Global Investment Group, an investment management firm, which he joined in 2001. As a member of our Board, Mr. Janszen contributes strategic, financial and capital markets expertise and management experience through his career with investment advisory firms and service on the board of directors of several private companies in the restaurant and hospitality industry, including Fidelity Newport Holdings, LLC (“FNH”), in which Newport is a minority owner.

Ronald B. Maggard, Sr.

Mr. Maggard, 70, has served as a director of the Company since September 2015. Mr. Maggard co-founded Maggard Enterprises, Inc., a former franchisee of Long John Silver’s and A&W restaurants, in 1970 and has been its Chairman of the Board and President since 1972. He was a franchisee of quick-service restaurants for over 30 years. Mr. Maggard served as a director of Santa Barbara Restaurant Group and former Chairman of Checkers Drive-In Restaurants, Inc., until 2002 and a former director of Carl Karcher Enterprises from 2003 to 2004. He served as a director of FNH until August 2017. As a member of our Board, Mr. Maggard contributes his extensive experience in restaurant operations.

Frank R. Martire

Mr. Martire, 72, has served as the Lead Independent Director of the Company since May 1, 2019. Prior to that time, Mr. Martire served as the Chairman of the Board of Directors from September 2015 to May 1, 2019. Mr. Martire also presently serves as Executive Chairman of NCR Corporation, a leading software and service-led enterprise provider in the financial, retail, hospitality and telecommunications and technology industries, and he has held this position since May 2018. From 2017 until May of 2018, Mr. Martire served as Non-Executive Chairman of Fidelity National Information Services, Inc. (“FIS”), an international provider of financial technology and outsourcing services. From 2015 to 2017 Mr. Martire served as Executive Chairman of FIS, and he has held management positions within FIS since 2009 when FIS acquired Metavante Technologies, Inc., a provider of financial technology services and software, regulatory advice and consulting, where he had served as Chairman of the Board and CEO from March 2003 to October 2009. Mr. Martire also serves on the board of directors of Cannae Holdings, Inc. (“Cannae”), following the completion of the split-off of Cannae from FNF in November 2017. Mr. Martire served as a director of FNH until August 2017. Mr. Martire’s qualifications to serve on our Board include his leadership roles in business management, strategy and innovation, and his strong track record of building and maintaining shareholder value and successfully negotiating and implementing mergers and acquisitions.

Raymond R. Quirk

Mr. Quirk, 73, has served as a director of the Company since September 2015. Mr. Quirk also presently serves as the Chief Executive Officer of FNF since December 2013 and as a director of FNF since February 2017. Previously, Mr. Quirk served as President of FNF beginning in April 2008. Mr. Quirk served as Co-President of FNF from May 2007 until April 2008, and as Co-Chief Operating Officer of

FNF from October 2006 until May 2007. Since joining FNF in 1985, Mr. Quirk has served in numerous executive and management positions, including Executive Vice President, Co-Chief Operating Officer and Division Manager and Regional Manager, with responsibilities for managing direct and agency operations nationally. As a member of our Board, Mr. Quirk contributes his significant expertise in executive management oversight related to a broad range of key responsibilities.

Lonnie J. Stout II

Mr. Stout, 73, has served as the Executive Chairman of the Board of Directors since May 1, 2019.  Prior to that time, Mr. Stout served as a director as well as the President and Chief Executive Officer of the Company since its formation. Prior to the formation of the Company in 2014, he was a director/manager (as applicable), President and Chief Executive Officer of J. Alexander’s Corporation (“JAC”), the Operating LLC and J. Alexander’s, LLC (the successor entity to JAC), positions he has held since May 1986. Mr. Stout joined JAC in 1979 and since that time has held various leadership roles, including Executive Vice President and Chief Financial Officer of JAC from October 1981 to May 1984, and a member of the board of directors of JAC from 1982 until October 2012, and served as Chairman from July 1990 until October 2012. From November 2016 to October 2017, Mr. Stout served as Executive Vice Chairman of FNH, the owner and operator of O’Charley’s, 99 Restaurants and other restaurant concepts. Mr. Stout has over 35 years of experience in the hospitality, food services and restaurant business. His industry knowledge and experience make him a vital component to our Board.

Executive Officers

Information concerning the Company’s executive officers appears under Part I, Item I of the Original Form 10-K under the caption “Information about our Executive Officers.”

There are no family relationships among any of our directors or executive officers.

Corporate Governance

Delinquent Section 16(a) Reports

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

Based solely on a review of the Forms 3, 4 and 5 and amendments thereto and certain written representations furnished to the Company, the Company believes that during the fiscal year ended December 29, 2019, its executive officers and directors and persons who own more than 10% of the Company’s outstanding equity securities complied with all applicable filing requirements.

Code of Business Conduct and Ethics

The Board of Directors of the Company (the “Board”) has adopted a Code of Business Conduct and Ethics applicable to the members of the Board and the Company’s officers, including its Chief Executive Officer and Chief Financial Officer, who also serves as the Company’s principal accounting officer. The Company’s Code of Business Conduct and Ethics is posted on its website at investor.jalexandersholdings.com, under the corporate governance section, or a copy can be requested by writing to the following address: J. Alexander’s Holdings, Inc., 3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, Tennessee 37202. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of the Code of Business Conduct and Ethics on its website.

Nominating Procedures

On March 12, 2020, the Board amended the Company’s Amended and Restated Bylaws to extend the date by which nominations of persons for election to the Board may be submitted with respect to the Company’s 2020 annual meeting of shareholders to 5:00 p.m. Central time on April 21, 2020.  No other changes have been made to the procedures by which our shareholders may recommend nominees to our Board.

Audit Committee

The Board has a standing Audit Committee. The members of the Audit Committee are Douglas K. Ammerman (Chair), Timothy T. Janszen and Frank R. Martire. Each of the members of the audit committee has been determined by the Board to be independent as defined by NYSE independence standards. In addition, our Board has determined that Mr. Ammerman is an audit committee financial expert as defined by the rules of the Commission and the NYSE.

Item 11. Executive Compensation

Executive Compensation

As a smaller reporting company, as defined by Item 10(f) of Regulation S-K, the Company has elected to furnish the scaled compensation-related disclosure, as permitted by the Commission, rather than a more detailed Compensation Discussion and Analysis and related disclosures made by other reporting companies.

Summary Compensation Table

The following table sets forth certain summary information for the year indicated with respect to the compensation awarded to, earned by, or paid to the named executive officers for fiscal years 2019 and 2018 for their service as employees and officers of us and our subsidiaries.

					Non-Equity
			Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(2)	($)(3)	($)(4)(5)	($)
Lonnie J. Stout II	2019	466,667	424,625	$-	258,914	267,711	1,417,917
Executive Chairman of the Board (formerly served as Chief Executive Officer)	2018	592,949	-	427,500	394,421	46,020	1,460,890
Mark A. Parkey	2019	353,262	704,125	-	195,996	222,058	1,475,441
President and Chief Executive Officer	2018	255,393	-	205,200	84,942	45,844	591,379
J. Michael Moore	2019	276,595	338,625	-	76,730	197,045	888,995
Executive Vice President and Chief Operating Officer	2018	255,393	-	205,200	84,942	48,471	594,006
Jessica L. Hagler Vice President, Chief Financial Officer, Treasurer and Secretary	2019	229,000	311,750	-	63,527	31,859	636,136

(1)

Amounts shown are not reduced to reflect the named executive officers’ contributions to the Company’s 401(k) and deferred compensation plans. Amounts shown are amounts actually earned by the named executive officer during the year.

(2)

Represents the aggregate grant date fair value of the J. Alexander’s Holdings, Inc. stock option, restricted share and performance share awards granted to the named executive officers determined in accordance with ASC Topic 718 “Compensation – Stock Compensation”. Performance share awards are subject to performance and service-vesting requirements, and the value included above assumes that the performance condition will be met during the performance period. For additional information on the assumptions made in the valuation for the awards reflected in these columns, please see Note 15 to the Consolidated Financial Statements contained in the Company’s Original Form 10-K.

(3)	Represents cash bonus payments made pursuant to the Company’s Amended and Restated 2015 Equity Incentive Plan (the “Plan”), or any predecessor plan.
(4)

Amounts shown reflect the value to each of the named executive officers of: the expense recognized by the Company relating to the vested benefit under their Amended and Restated Salary Continuation Agreements, as applicable, contributions allocated by the Company pursuant to the Company’s 401(k) and non-qualified deferred compensation plans, an auto allowance, reimbursements for certain auto-related expenses, the Company’s reimbursement of employee medical insurance contributions, premiums paid for a supplemental medical reimbursement insurance plan, payments of supplemental disability insurance premiums, tax preparation and planning services and certain other modest benefits.

(5)

The following table details for each named executive officer, if applicable, the expense recognized by the Company relating to the named executive officer’s vested Amended and Restated Salary Continuation Agreement benefits. No amounts were actually paid to the employee. Ms. Hagler does not have a salary continuation agreement.

	Non-Cash Expense Recognized Relating to
	the Vested Benefit Under the Amended
	and Restated Salary Continuation Agreements
Name	($)
Lonnie J. Stout II	214,955	(2019)
	-	(2018)	(a)
Mark A. Parkey	178,363	(2019)
	-	(2018)	(a)
J. Michael Moore	153,529	(2019)
	-	(2018)	(a)

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

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Compensation Philosophy. The Company’s executive compensation program is administered by the Compensation Committee of the Board (the “Compensation Committee”) and compensates management primarily through a combination of base salary and annual cash incentives. The goal of the executive compensation program is to attract and retain talent through incentives that reward outstanding Company and individual performance and the creation of shareholder value. Base salaries are intended to provide cash compensation at a level appropriate for the named executive officers’ experience and responsibilities. The Company’s incentive compensation, which has historically taken the form of a cash incentive program, is designed to align a portion of the management incentives with the interests of our equity holders.

Base Salary. Base salaries are reviewed annually and may be adjusted in light of individual past performance, tenure, any change in the named executive officer’s position or responsibilities within our organization, or rates of inflation. The Compensation Committee reviews the base salary of the Chief Executive Officer and receives recommendations from the Chief Executive Officer regarding base salaries for the other named executive officers. Base salaries for all named executive officers were adjusted in May of 2019 to the rates set forth in the table below.

2019 Base Salary
Named Executive Officer	($)
Lonnie J. Stout II	400,000
Mark A. Parkey	400,000
J. Michael Moore	285,000
Jessica L. Hagler	240,000

Cash-Based Incentive Compensation. Part of our compensation philosophy is to incentivize the named executive officers using cash-based incentive compensation tied primarily to our business objectives. We approve the payment of annual cash incentive compensation, if earned, because we believe it rewards executives for achieving our shorter-term business objectives.

In fiscal year 2019, all named executive officers received a cash incentive bonus pursuant to the Plan under which they were eligible to receive a cash payment based on the achievement of certain performance targets. Performance targets are set annually by the Compensation Committee and communicated to participants. The amount of the cash payment is a percentage of the officer’s annual base salary earned by the officer during the applicable fiscal year. Each participant in the Plan is assigned an annual award target expressed as a percentage of the participant’s base salary earned during the applicable fiscal year. This annual award target is generally determined based on seniority, level of responsibility within our organization, and such person’s ability to influence profitability, meet our stated objectives of operational excellence and ensure the integrity of our financial statements and our reputation in the business community. In addition, our Compensation Committee has the discretionary authority to modify the annual award target based on its assessment of the individual participant’s performance.

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

The performance targets for fiscal year 2019 were calculated based on our achievement of designated levels of earnings before net interest expense, income taxes, depreciation, amortization, any pre-opening expenses, certain impairment charges, if applicable, along with adjustments for other items that do not reflect our performance for a given fiscal year (the “Plan Adjusted EBITDA”). The following table summarizes the potential cash incentives for each of our named executive officers based on our achievement of the threshold, target and maximum Plan Adjusted EBITDA goals for fiscal year 2019.

	Threshold Plan	Target Plan	Maximum Plan
	Adjusted	Adjusted	Adjusted
Named Executive Officer	EBITDA	EBITDA	EBITDA
Lonnie J. Stout II	50% of Base Salary	100% of Base Salary	200% of Base Salary
Mark A. Parkey	50% of Base Salary	100% of Base Salary	200% of Base Salary
J. Michael Moore	25% of Base Salary	50% of Base Salary	100% of Base Salary
Jessica L. Hagler	25% of Base Salary	50% of Base Salary	100% of Base Salary

As a result of our achievement of Plan Adjusted EBITDA between the threshold and target goals, each named executive officer received an award equal to approximately 55.5% of their targeted award level for fiscal year 2019, using the interpolation method described above. Consequently, Messrs. Stout and Parkey each received a cash award pursuant to the Plan equal to 55.5% of their respective base salaries earned in fiscal year 2019, and Mr. Moore and Ms. Hagler received a cash award equal to 27.8% of their base salaries earned in fiscal year 2019.

Cash Bonuses. On occasion, we may award discretionary cash bonus payments to the named executive officers to reward superior individual performance during a fiscal year. No discretionary cash bonus payments were made during fiscal year 2019.

Profits Interest Incentive Awards. On January 1, 2015, the Operating LLC adopted a Management Incentive Plan and issued equity incentive awards in the form of Class B Units of the Operating LLC (the “Class B Units”) to certain members of our management team, including our named executive officers, and other key employees. Each Class B Unit represents a non-voting equity interest in the Operating LLC that entitles the holder to a percentage of the profits and appreciation in the equity value of the Operating LLC arising after the date of grant and after such time as an applicable hurdle amount is met. The hurdle amount for the Class B Units issued to our management in January 2015 was set at $180 million, which at such time was a reasonable premium to the estimated liquidation value of the equity of the Operating LLC. The Class B Units issued to management vested with respect to 50% of the granted Class B Units on the second anniversary of the date of grant and with respect to the remaining 50% on the third anniversary of the date of grant and required a six-month holding period post-vesting.

Mr. Stout received 442,500 Class B Units, Messrs. Parkey and Moore each received 132,750 Class B Units, and Ms. Hagler received 22,125 Class B Units on January 1, 2015. In the third quarter of fiscal year 2015, the Board of Directors of FNF approved the legal and structural separation of the Company from FNF, pursuant to which the Company became an independent, publicly-traded company (the “Spinoff”).  For additional information, see “Separation of the Company from Fidelity National Financial, Inc.” In conjunction with the Spinoff, the Operating LLC was recapitalized, and the Class B Units were adjusted on a pro-rata basis to 416,673 for Mr. Stout, 125,002 for each of Messrs. Parkey and Moore, and 20,834 for Ms. Hagler. These have a grant date fair value of $778,800 for Mr. Stout, $233,640 for each of Messrs. Parkey and Moore, and $38,940 for Ms. Hagler.

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

Equity-Based Incentive Compensation. The Company grants equity-based incentive awards to its executive officers under shareholder-approved plans on a periodic basis. The Compensation Committee has indicated that it awards equity compensation because it believes that such awards closely align executives’ and employees’ interests with the interests of other shareholders by promoting a focus on long-term increases in shareholder value. By utilizing a mix of stock option awards and restricted and performance share awards, the Company is able to achieve a balanced combination of long-term equity compensation, which emphasizes long-term performance and fosters retention, and by utilizing full-value awards, reduces our total usage of reserved shares under the Plan versus granting only stock options.

On May 1, 2019, the Board approved the Plan, which amended and restated the J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan, as amended (the “2015 Plan”), to among other things, (i) increase the number of shares available for issuance under the 2015 Plan by 1,350,000 shares, (ii) make certain revisions to the 2015 Plan that are intended to strengthen the alignment of the Plan with the interests of our shareholders, and (iii) remove provisions intended to facilitate compliance with certain exceptions to Section 162(m) of the Code. Our shareholders approved the Plan at our 2019 Annual Meeting of Shareholders. The Plan provides for the grant of non-statutory or incentive stock options, restricted stock, restricted stock units, and other stock-based awards to the Company’s employees, officers, directors or consultants. A total of 2,850,000 shares are reserved for issuance under the Plan. The Compensation Committee administers the Plan, selects the individuals to whom awards are granted, and determines the terms and number of awards granted to each individual. The number of awards granted is based on the Compensation Committee’s conclusions on the sufficiency of the Company’s cash compensation and other benefits available to officers. Because the Compensation Committee has indicated that it believes a larger portion of more senior executives’ compensation should be tied to the Company’s long-term performance, a larger number of awards are generally granted to the more senior executive officers, decreasing incrementally based on position. Stock options that are granted pursuant to the terms of the Plan generally cannot be granted with an exercise price of less than 100% of the fair market value on the date of the grant. The term of the stock options that are granted under the Plan cannot be greater than 10 years.

In August 2019, the Company made performance share grants of 19,750 and 32,750 to Messrs. Stout and Parkey, respectively.  Additionally, the Company made restricted share grants of 19,750, 32,750 and 31,500 to Messrs. Stout, Parkey and Moore, respectively, and a restricted share grant to Ms. Hagler of 29,000. Each of these performance share grants and restricted share grants had a grant date fair value of $10.75 per share (the closing price of the Common Stock on the date of the grant, August 9, 2019). The performance shares granted to Messrs. Stout and Parkey in fiscal year 2019 are subject to time-based vesting at the rate of 25% annually on the first four anniversaries of the grant date, and are further dependent upon achievement of a certain level of Adjusted EBITDA, as publicly reported by the Company. The performance period is any four consecutive fiscal quarters during the sixteen-quarter period beginning with the fiscal quarter in which the awards were granted. The performance target must be met during the performance period in order for the restriction to lapse.  The restricted share awards granted in 2019 are subject to a service condition only.  The restricted period for each grant is four years with the restriction expiring in four equal installments on the first four anniversaries of their grant date.

Employment Agreements. On December 26, 2008, JAC entered into employment agreements with Messrs. Stout, Parkey and Moore, which were each subsequently amended on July 30, 2012. Mr. Parkey’s employment agreement was amended again on July 1, 2014. The Company entered into an employment agreement with Ms. Hagler on March 14, 2018. The agreements provide that each of the named executive officers will continue to serve in their current offices and such other office or offices to which he or she may be appointed or elected by the applicable Board of Directors for the term of the agreement. Following the initial term of three years for Messrs. Stout, Parkey and Moore or two years for Ms. Hagler, each agreement has been subject to successive one-year automatic renewals unless either party gives written notice to the other party not less than 90 days prior to the end of the then-current term that it is electing not to extend the agreement. Each agreement provides for the named executive officer to continue to receive his or her current annual base salary as well as customary benefits, including remuneration pursuant to the Company’s cash compensation incentive plans (assuming applicable performance targets are met) or any long-term incentive award plans offered generally to executives of the Company and health insurance. Pursuant to the terms of each agreement, the Company or its predecessor, JAC, also agreed to reimburse the named executive officer for all reasonable business expenses incurred by such named executive officer in performance of his or her duties. Compensation payable under the agreements is subject to annual review by the Compensation Committee and may be increased as the Compensation Committee deems advisable.

Each agreement provides for certain payments upon the termination of the named executive officer’s employment. Details of these payments and obligations are discussed below under the heading “Potential Payments Upon Termination or Change in Control.” In addition to these payments, if (i) the named executive officer is terminated other than as a result of death or for “cause” and (ii) the named executive officer does not obtain substantially similar health insurance coverage as provided for in his or her employment agreement, then once the period for which we are obligated to provide health insurance coverage under the employment agreement ends, we must use commercially reasonable efforts to make available to the named executive officer health insurance benefits for the named executive officer and his or her dependents under our then-existing health insurance plan at the named executive officer’s expense (and at no additional cost to the Company).  Further, pursuant to the terms of each of the agreements, each named executive officer is prohibited from (i) competing with the Company (A) during the term of his or her employment and (B) for a period of one year following termination of employment if the named executive receives payments under the employment agreements in connection with termination without “cause” or by the named executive for “good reason” and (ii) soliciting, without our written consent, the services of the Company’s executive officers (or otherwise soliciting our executive officers to terminate their employment or agency with us) for a period of one year following termination of employment if the named executive officer receives payments under the employment agreements in connection with termination without “cause” or by the named executive officer for “good reason.” The named executive officer is also subject to certain confidentiality and non-disclosure obligations.

Retirement Benefits. The Company provides a vested salary continuation benefit as the primary retirement benefit for certain senior executives, including Messrs. Stout, Parkey and Moore. They each receive this retirement benefit through Amended and Restated Salary Continuation Agreements between the Company and such named executive officer. A description of the vested salary continuation benefits provided under these agreements is described below under “Potential Payments Upon Termination or Change in Control.” In addition, the Company provides the named executive officers certain other retirement benefits, including participation in the Company’s 401(k) plan and a non-qualified deferred compensation plan, each of which were amended in 2019 in conjunction with the appointment of new trustees and recordkeepers for each plan. Each plan allows the named executive officer to defer a portion of his or her compensation income on a pre-tax basis through contributions to the plan. For fiscal 2019, the Company matched 25% of the named executive officer’s total elective contributions up to 3% of the named executive officer’s compensation for the plan year (taking into account elective contributions to both plans). Subsequent to the amendments of each plan, and effective for fiscal 2020, the Company is obligated to match 25% of the named executive officer’s total elective contributions up to 3% of the named executive officer’s compensation for the plan year into the Company’s 401(k) plan. Additionally, the Compensation Committee may, in its sole discretion, authorize the Company to match additional deferrals on an annual basis for the Company’s 401(k) plan and the non-qualified deferred compensation plan separately. Such discretionary match for fiscal 2020 has been approved by the Compensation Committee to be equal to an additional 25% of total elective contributions up to 3% of compensation for the 401(k) plan, resulting in a total match of 50% of contributions up to 3% of compensation. The approved discretionary match for fiscal 2020 relative to the Company’s non-qualified deferred compensation plan is also equal to 25% of total elective contributions up to 3% of compensation.  Earnings, gains and losses on deferral accounts under the non-qualified deferred compensation plan are determined quarterly and credited to participant accounts based on the gains or losses of hypothetical measurement funds selected by the Company. The Company does not provide above-market or preferential earnings on deferred compensation.

Outstanding Equity Awards at Fiscal Year-end Table

The following table summarizes the number of outstanding equity awards held by each of the named executive officers as of December 29, 2019.

Option Awards (1)						Stock Awards (3)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Lonnie J. Stout II						19,750	189,205	19,750	189,205
	125,000	0	10.39	10/13/2015	10/13/2022
	93,750	31,250	8.90	11/8/2016	11/8/2023
	31,250	93,750	9.55	2/21/2018	2/21/2025
Mark A. Parkey						32,750	313,745	32,750	313,745
	55,000	0	10.39	10/13/2015	10/13/2022
	45,000	15,000	8.90	11/8/2016	11/8/2023
	15,000	45,000	9.55	2/21/2018	2/21/2025
J. Michael Moore						31,500	301,770	N/A	N/A
	55,000	0	10.39	10/13/2015	10/13/2022
	45,000	15,000	8.90	11/8/2016	11/8/2023
	15,000	45,000	9.55	2/21/2018	2/21/2025
Jessica L. Hagler						29,000	277,820	N/A	N/A
	15,000	0	10.39	10/13/2015	10/13/2022
	11,250	3,750	8.90	11/8/2016	11/8/2023
	6,250	18,750	9.55	2/21/2018	2/21/2025

(1)	Represents options granted pursuant to the Company’s equity incentive plans. All currently outstanding options have a term of seven years from the grant date.
(2)	Options vest in four equal installments on the first, second, third and fourth anniversaries of the grant date.
(3)

The numbers included in this section do not include the outstanding profits interest awards of Class B Units in the Operating LLC, which are fully vested at December 29, 2019. On January 1, 2015, Messrs. Stout, Parkey and Moore and Ms. Hagler each received a Class B Unit award, half of which vested January 1, 2017 and the remaining half of which vested on January 1, 2018. The actual number of shares of Common Stock that may be issuable upon exercise of units will be determined at the time of exercise. The market value of the Operating LLC Class B Units is based on the estimated per unit liquidation value of each Class B Unit over the volume weighted average closing price of the Common Stock. As of December 29, 2019, the per unit liquidation value of each Class B Unit was $0.00.

(4)	Outstanding restricted share awards vest in four equal installments on the first, second, third and fourth anniversaries of the grant date, which was August 9, 2019.
(5)

Outstanding performance share awards are subject to time-based vesting at the rate of 25% annually on the first, second, third and fourth anniversaries of the grant date, which was August 9, 2019. These performance share awards are also subject to a performance condition, which is dependent upon the Company’s achieving a certain level of Adjusted EBITDA, as publicly reported by the Company. The performance period shall be any four consecutive fiscal quarters during the sixteen-quarter period beginning with the fiscal quarter in which the awards were granted. The performance target must be met during the performance period in order for the restriction to lapse and the awards to vest, and the Company believes that it is probable that the performance condition will be achieved during the performance period.

Potential Payments Upon Termination or Change-In-Control

Overview

Payments Pursuant to the Employment Agreements. Under each of the employment agreements discussed above under “Narrative Disclosure to Summary Compensation Table,” if the Company terminates the employment of the named executive officer with “cause,” or the named executive officer terminates employment without “good reason,” the Company is required to pay the named executive officer his or her salary, prior year bonus (if any) and benefits, in each case, already earned but unpaid through the date of such termination (“Accrued Obligations”). If the Company terminates the employment of Mr. Stout without “cause,” including non-renewal by the Company or if Mr. Stout resigns for “good reason,” Mr. Stout will receive the Accrued Obligations and will also be entitled to receive (i) a lump sum cash payment equal to 2.99 times his base salary then in effect, (ii) a lump sum cash payment equal to 2.99 times the greater of (a) the cash bonus paid, or earned but not yet paid, in respect of the previous fiscal year or (b) the average bonus paid, or earned but not yet paid, in respect of the last three years, and (iii) health insurance benefits substantially commensurate with the Company’s standard health insurance benefits for Mr. Stout and his spouse and dependents for a period of two years, with such benefits terminating prior to the end of such two-year period if he receives substantially similar coverage and benefits from a subsequent employer. For each of Messrs. Parkey and Moore, the applicable severance amounts payable under their respective employment agreements in the event of a termination of employment by us without “cause” or a resignation by the named executive officer for “good reason” include (i) the Accrued Obligations, (ii) a lump sum cash payment equal to 2.00 times his base salary then in effect, (iii) a lump sum cash payment equal to 2.00 times the greater of (a) the cash bonus paid, or earned but not yet paid, in respect of the previous fiscal year or (b) the average bonus paid, or earned but not yet paid, in respect of the last three fiscal years, and (iv) health insurance benefits substantially commensurate with our standard health insurance benefits for the named executive officers and his spouse and dependents for a period of up to two years, with such benefits terminating prior to the end of such two-year period if he receives substantially similar coverage and benefits from a subsequent employer. For Ms. Hagler, the applicable severance amounts payable under her employment agreement in the event of a termination of employment by us without “cause” or a resignation by the named executive officer for “good reason” include (i) the Accrued Obligations, (ii) a lump sum cash payment equal to 1.00 times her base salary then in effect, (iii) a lump sum cash payment equal to 1.00 times the greater of (a) the cash bonus paid, or earned but not yet paid, in respect of the previous fiscal year or (b) the average bonus paid, or earned but not yet paid, in respect of the last three fiscal years, and (iv) health insurance benefits substantially commensurate with our standard health insurance benefits for the named executive officer and dependents for a period of up to eighteen months if terminated by us without “cause” or one year if subsequent to a resignation for “good reason,” with such benefits terminating prior to the end of such period if she receives substantially similar coverage and benefits from a subsequent employer. For Mr. Stout, who is also a party to a Severance Benefits Agreement (more fully described below under “—Payments Made Pursuant to the Severance Benefits Agreement”) entitling him to 18 months’ salary upon termination of employment by the Company without “cause” or resignation by him for “good reason,” the applicable severance amounts payable under the employment agreements in the event of termination without “cause” and for “good reason” are reduced by amounts actually paid under his Severance Benefits Agreement.

Under the employment agreements, in the event of termination without “cause” or if the named executive officer resigns for “good reason,” each within the 36-month period following a “change in control,” each named executive officer will be entitled to receive the severance payments and benefits described above; however, for Messrs. Moore and Parkey the severance multiple is increased from 2.00 to 2.99 and for Ms. Hagler the severance multiple is increased from 1.00 to 1.50, and for each of Messrs. Stout, Moore and Parkey the duration of the health insurance benefits continuation is increased from a period of up to two years to a continuation of up three years. Ms. Hagler’s continuation of health insurance benefits following a change in control is for a period of eighteen months. In addition, all unvested equity incentive plan awards held by the named executive officer will vest upon a termination without “cause” or if the named executive officer resigns for “good reason” within the 36-month period following a change in control. Further, pursuant to the terms of each of the agreements, each named executive officer is prohibited from (i) competing with the Company (A) during the term of his or her employment and (B) for a period of one year following termination of employment if the named executive receives payments under the employment agreements in connection with termination without “cause” or by the named executive for “good reason” and (ii) soliciting, without our written consent, the services of the Company’s executive officers (or otherwise soliciting our executive officers to terminate their employment or agency with us) for a period of one year following termination of employment if the named executive officer receives payments under the employment agreements in connection with termination without “cause” or by the named executive officer for “good reason.” The named executive officer is also subject to certain confidentiality and non-disclosure obligations.

Under the employment agreements, the Company may terminate the employment of the named executive officers with “cause” upon the occurrence of any of the following events (after the Company has provided proper notice and given the named executive officer the opportunity to remedy the condition in accordance with the procedures set forth in his or her respective employment agreement): (i) conviction of a felony or a crime involving misappropriation or embezzlement; (ii) willful and material wrongdoing on the part of the named executive officer, including, but not limited to, acts of dishonesty or fraud, which have a material adverse effect on us or any of our subsidiaries; (iii) repeated material failure of the named executive officer to follow our direction or the direction of our Board regarding the material duties of employment; or (iv) material breach by the named executive officer of a material obligation under his or her employment agreement. Under the employment agreements, the named executive officers may terminate their employment for “good reason” within two years of the occurrence of any of the following events (after the named executive officers have provided proper notice and given us the opportunity to remedy the condition in accordance with the procedures set forth in his or her respective employment agreement): (i) a material reduction by us in the named executive officer’s title or position, or a material reduction by us in the named executive officer’s authority, duties or responsibilities (which, in the case of Mr. Stout, includes no longer serving on our Board) or the assignment by us to the named executive officers of any duties or responsibilities that are materially inconsistent with such title, position, authority, duties or responsibilities; (ii) a material reduction in the named executive officer’s base salary; (iii) any material breach of the named executive officer’s employment agreement by us; or (iv) our requiring the named executive officer to relocate his or her office location more than 50 miles from Nashville, Tennessee. The applicable position, title, authority, duties and responsibilities are those held with the Company immediately prior to the applicable change in control.

In the employment agreements, “change in control” of the Company is defined to include (i) the acquisition of 35% or more of the combined voting power of our then outstanding securities by any person, entity or group; (ii) the change in ownership of a majority of the combined voting power of our then outstanding securities as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination transaction, sales of all or substantially all assets or contested election, or any combination of the foregoing; or (iii) a change, during any period of two consecutive years, in a majority of our directors, unless such newly elected directors were approved by a vote of at least two-thirds of the directors in office at the beginning of such period.

Each of Messrs. Stout, Parkey and Moore’s employment agreements provides for certain tax reimbursement payments to the extent any payment made under the employment agreement becomes subject to excise taxes imposed by Section 4999 of the Code or any interest or penalties incurred by the named executive officer with respect to such excise tax. Ms. Hagler’s employment agreement does not provide for similar tax reimbursement payments.

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

Payments Made Pursuant to the Amended and Restated Salary Continuation and Severance Benefits Agreements. The Company is a party to Amended and Restated Salary Continuation Agreements with each of Messrs. Stout, Parkey and Moore that provide for annual retirement benefits payable upon termination of employment. The amounts described below assume that terminations occurred as of December 29, 2019. The Company is not party to a salary continuation agreement with Ms. Hagler.

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

In connection with the 2012 acquisition of JAC by FNF, the Amended and Restated Salary Continuation Agreements with each of Messrs. Stout, Parkey and Moore were also amended to suspend the Company’s obligation and that of our successors to establish and fund a “rabbi trust” with respect to certain retirement benefits upon a change in control of JAC (which occurred when FNF acquired JAC in 2012), in exchange for a guarantee by FNF and certain of its affiliates of these obligations. Under the 2012 letter agreements, our obligation to fund a “rabbi trust” would resume once FNF no longer held direct or indirect beneficial ownership of at least 40% of JAC or its successors and permitted assigns. Since, following the Spinoff, FNF did not retain a direct or indirect beneficial ownership of at least 40% of the Operating LLC, which is the successor to JAC, the Spinoff triggered our obligation to fund a “rabbi trust” under the Amended and Restated Salary Continuation Agreements. Upon the establishment and funding by us of the “rabbi trust” on October 19, 2015, FNF’s guarantee terminated, and each of Messrs. Stout, Parkey and Moore have released FNF and its affiliates from the guarantee established by the 2012 letter agreements.

The Company’s obligations under the Amended and Restated Salary Continuation Agreements, if termination had occurred on December 29, 2019, are described in the table below.

If a termination of service had occurred on December 29, 2019, the annual retirement benefit for each of Messrs. Stout, Parkey and Moore under the Amended and Restated Salary Continuation Agreements would have been $215,200, $100,000 and $88,350, respectively. Payments to Mr. Stout would have commenced 30 days following his termination. Pursuant to an election made in accordance with the terms of their respective Amended and Restated Salary Continuation Agreements, payments to Messrs. Parkey and Moore would have been scheduled to commence once the named executive officer attained the age of 65.

The following table summarizes the Company’s obligations under the employment agreements, Mr. Stout’s Severance Benefits Agreement and the Amended and Restated Salary Continuation Agreements to the named executive officers upon (i) a termination of employment or (ii) a termination of employment without cause or a resignation for good reason within the 36-month period following a change in control assuming, in each case, that such termination and change in control occurred on December 29, 2019:

			Termination by		Termination by
	Termination by		Company Without		Company Without
	Company for Cause;		Cause or by		Cause or by
	by Executive Without		Executive for Good		Executive for Good
	Good Reason; or the		Reason not Following		Reason Following a
	Result of Disability		a Change in Control		Change in Control
Name	($)		($)		($)
Lonnie J. Stout II
Employment Agreement	-	(1)	1,694,717	(5)	1,709,063	(7)
Salary Continuation Agreement	2,685,189	(3)	2,685,189	(3)	2,685,189	(3)
Severance Benefits Agreement	-	(1)	600,000	(4)	600,000	(4)
Subtotal	2,685,189		4,979,906		4,994,252
Mark A. Parkey (2)
Employment Agreement	-	(1)	1,220,684	(6)	1,825,066	(7)
Salary Continuation Agreement	957,995	(3)	957,995	(3)	957,995	(3)
Subtotal	957,995		2,178,679		2,783,061
J. Michael Moore (2)
Employment Agreement	-	(1)	768,071	(6)	1,148,409	(7)
Salary Continuation Agreement	944,002	(3)	944,002	(3)	944,002	(3)
Subtotal	944,002		1,712,073		2,092,411
Jessica L. Hagler (2)
Employment Agreement	-	(1)	310,700	(8)	462,463	(9)

Total	4,587,186		9,181,358		10,332,187

(1)	No benefits are payable if terminated for cause as defined in the applicable agreements.
(2)	Messrs. Parkey and Moore do not have Severance Benefits Agreements, and Ms. Hagler does not have a Severance Benefits Agreement or a Salary Continuation Agreement.
(3)	Represents the accrued retirement benefit liability as of December 29, 2019.
(4)	Represents 18 months of base salary.
(5)

Represents Base Salary (plus applicable bonus amount) x 2.99, plus an estimate of the health insurance benefits Mr. Stout would be entitled to for a period of 24 months following the termination date, less any benefits calculated under Mr. Stout’s Severance Benefits Agreement.

(6)

Represents Base Salary (plus applicable bonus amount) x 2.0, plus an estimate of the health insurance benefits the executive would be entitled to for a period of 24 months following the termination date.

(7)

Represents Base Salary (plus applicable bonus amount) x 2.99, plus an estimate of the health insurance benefits the executive would be entitled to for a period of 36 months following the termination date, less, for Mr. Stout, any benefits calculated under his Severance Benefits Agreement.

(8)

Represents Base Salary (plus applicable bonus amount) x 1.0, plus an estimate of the health insurance benefits the executive would be entitled to for a period of 18 months following the termination date. In the event that the executive resigns for good reason, the health insurance benefit would be reduced to a period of one year.

(9)

Represents Base Salary (plus applicable bonus amount) x 1.5, plus an estimate of the health insurance benefits the executive would be entitled to for a period of 18 months following the termination date.

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

The Company will also reimburse directors for their travel and related out-of-pocket expenses in connection with attending Board, committee and shareholders’ meetings. Directors who are also employees, such as Mr. Stout, do not receive any additional compensation for their services as director. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in the Company’s Amended and Restated Charter, as amended, and Amended and Restated Bylaws, as amended.

The following table summarizes director compensation for fiscal year 2019:

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards	Total
Name	($)(1)	($)(2)	($)(3)	($)
Douglas K. Ammerman	60,000	112,875	-	172,875
Timothy T. Janszen	45,000	112,875	-	157,875
Ronald B. Maggard, Sr.	52,500	112,875	-	165,375
Frank R. Martire	55,000	112,875	-	167,875
Raymond R. Quirk	45,000	112,875	-	157,875

(1)

As described below in the narrative, amounts represent cash payments made for a $45,000 annual retainer fee paid to each non‑employee director plus an additional retainer for each director serving as chair of a standing Board committee.

(2)

Represents the aggregate grant date fair value of the restricted share award granted to the director determined in accordance with ASC Topic 718 “Compensation – Stock Compensation.” For additional information on the assumptions made in the valuation for the current year awards reflected in this column, please see Note 15 to the Consolidated Financial Statements contained in the Company’s Original Form 10-K.  At December 29, 2019, each non-employee director held a total of 10,500 outstanding restricted share awards.

(3)	No grants of option awards were made during fiscal 2019. At December 29, 2019, each non-employee director held an aggregate total of 60,000 outstanding option awards.

The above table reflects fees earned or paid in cash during fiscal year 2019. Currently, each director who is not an employee of the Company receives an annual retainer fee of $45,000, plus an additional annual retainer fee for directors serving as chair of any standing committee of the Board. The additional retainer fee for committee chairs are $15,000 for the Audit Committee, $10,000 for the Compensation Committee and $7,500 for the Nominating and Corporate Governance Committee.

Each director is eligible for grants of restricted shares under the Plan. In 2019, directors were each awarded 10,500 restricted shares, with a grant date fair value of $10.75 per share, which was the closing price of the Company’s stock on the date of grant, August 9, 2019. All of the restricted shares granted to the directors in fiscal year 2019 are subject to a service condition.  The restricted period for each grant is four years with the restriction expiring in four equal installments on the first four anniversaries of the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain

Beneficial Owners AND MANAGEMENT

The following table sets forth, as of April 16, 2020, certain information with respect to those persons known to the Company to be the beneficial owners (as defined by certain rules of the Commission) of more than five percent of the Common Stock, its only voting security, and with respect to the beneficial ownership of the Common Stock by all directors, each of the executive officers named in the Summary Compensation Table, and all executive officers and directors of the Company as a group (ten persons). Except as otherwise specified, the shares indicated are presently outstanding.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned (1)		Percentage of Stock Common Outstanding
Ancora Advisors, LLC 6060 Parkland Blvd., Suite 200 Cleveland, OH 44124	1,214,737	(2)	8.09%
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	1,118,317	(3)	7.45%
Dimensional Fund Advisors LP Building One, 6300 Bee Cave Road Austin, TX 78746	787,165	(4)	5.24%
Newport Global Opportunities Fund I-A LP 21 Waterway Avenue, Suite 150 The Woodlands, TX 77380	1,683,491	(5)	11.18%
River Road Asset Management, LLC 462 South Fourth Street, Suite 2000 Louisville, KY 40202	795,425	(6)	5.30%
Vanguard Group Inc. 100 Vanguard Boulevard Malvern, PA 19355	859,629	(7)	5.73%
Douglas K. Ammerman**	63,254	(8)	*
Timothy T. Janszen**	1,683,491	(5)	11.18%
Ronald B. Maggard, Sr.**	96,677	(9)	*
Frank R. Martire**	155,500	(10)	1.03%
Raymond R. Quirk**	148,298	(11)	*
Lonnie J. Stout II****	354,626	(12)	2.32%
Mark A. Parkey***	233,087	(13)	1.54%
J. Michael Moore***	164,475	(14)	1.09%
Jessica L. Hagler***	68,750	(15)	*
All directors and executive officers as a group (ten persons)	3,033,203	(16)	19.14%

*	Less than one percent.
**	Director.
***	Named executive officer.
****	Director and named executive officer.
(1)

Unless otherwise indicated, each shareholder has sole voting and dispositive power with respect to all shares shown. Unless otherwise noted, the address of each beneficial owner is c/o J. Alexander’s Holdings, Inc., 3401 West End Avenue, Suite 260, P.O. Box 24300, Nashville, TN 37202. Unless otherwise indicated, all information is based upon the Company’s records or information provided to the Company by the applicable beneficial owner.

(2)	Ancora Advisors, LLC (“Ancora”) has sole voting power with respect to all 1,214,737 shares and sole dispositive power with respect to 1,113,601 of these shares.
(3)

BlackRock, Inc. (“BlackRock”) has sole voting power with respect to 1,052,320 of these shares and sole dispositive power with respect to all 1,118,317 shares. Information is based solely on the Schedule 13G/A filed with the Commission by BlackRock on February 5, 2020.

(4)

Dimensional Fund Advisors LP (“Dimensional”) has sole voting power with respect to 749,836 of these shares and sole dispositive power with respect to all 787,165 shares. Information is based solely on the Schedule 13G filed with the Commission by Dimensional on February 12, 2020.

(5)

Newport Global Opportunities Fund I-A LP (“Newport Fund”) has shared voting and dispositive power with respect to all 1,627,991 shares. Timothy T. Janszen is the Chief Executive Officer of Newport Global Advisors LLC, which is the general partner of Newport Global Advisors LP, the investment advisor to Newport Fund. As a result, Mr. Janszen may be deemed to own beneficially, and holds voting and dispositive power with respect to, all 1,627,991 shares. Mr. Janszen’s address is c/o Newport Global Advisors LP, 21 Waterway Avenue, Suite 150, The Woodlands, TX 77380. Includes 45,000 shares issuable upon the exercise of certain options held by Mr. Janszen as well as 10,500 restricted shares held by Mr. Janszen. As a result of agreements between Mr. Janszen and Newport Fund, Newport Fund may be deemed to have beneficial ownership over these options and restricted shares received by Mr. Janszen as compensation for service on our Board.

(6)

River Road Asset Management, LLC (“River Road”) has sole voting power with respect to 668,704 of these shares and sole dispositive power with respect to all 795,425 shares. Information is based solely on the Schedule 13G/A filed with the Commission by River Road on January 14, 2020.

(7)

Vanguard Group Inc. (“Vanguard”) has sole voting power with respect to 11,204 of these shares, sole dispositive power with respect to 848,425 shares, and shared dispositive power with respect to 11,204 shares. Information is based solely on the Schedule 13G filed with the Commission by Vanguard on February 11, 2020.

(8)	Includes 45,000 shares issuable upon the exercise of certain options and 10,500 restricted shares held by Mr. Ammerman.
(9)

Includes 45,000 shares issuable upon the exercise of certain options held by Mr. Maggard, 10,500 restricted shares held by Mr. Maggard, and 41,177 shares of Common Stock held by the Ronald B. Maggard Revocable Trust.

(10)

Includes 45,000 shares issuable upon the exercise of certain options held by Mr. Martire, 10,500 restricted shares held by Mr. Martire, and 100,000 shares of Common Stock held by a family trust of which Mr. Martire and his spouse are co-trustees.

(11)

Includes 45,000 shares issuable upon the exercise of certain options held by Mr. Quirk, 10,500 restricted shares held by Mr. Quirk, 84,737 shares of Common Stock held by Quirk 2002 Trust, 2,716 shares of Common Stock held by the Raymond Quirk 2004 Trust, and 27 shares of Common Stock held by Fidelity National Financial Inc.’s 401(k) plan that are attributable to Mr. Quirk.

(12)	Includes 281,250 shares issuable upon the exercise of certain options, 19,750 restricted shares and 19,750 restricted shares subject to a performance condition held by Mr. Stout.
(13)	Includes 130,000 shares issuable upon the exercise of certain options, 32,750 restricted shares, and 32,750 restricted shares subject to a performance condition held by Mr. Parkey.
(14)	Includes 130,000 shares issuable upon the exercise of certain options and 31,500 restricted shares held by Mr. Moore.
(15)	Includes 38,750 shares issuable upon the exercise of certain options and 29,000 restricted shares held by Ms. Hagler.
(16)

Includes 836,750 shares issuable upon the exercise of certain options, 194,500 restricted shares, and 52,500 restricted shares subject to a performance condition, which are held by the directors and executive officers.

Securities Authorized for Issuance

Under Equity Compensation Plans

Information about the Company’s equity compensation plans at December 29, 2019 was as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,495,750		$9.57	721,250
Equity compensation plans not approved by security holders	-	(2)	N/A	833,346 Operating LLC Class B Units (1)
Total (3)	1,495,750		$9.57	721,250

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

(2)

As of December 29, 2019, there were 833,346 outstanding Class B Units that had been issued pursuant to the Profits Interest Plan, all of which were vested as of such date. As of such date, the per unit liquidation value was $0.00 for each outstanding Class B Unit issued pursuant to the Profits Interest Plan. As result, none of the outstanding Class B Units issued pursuant to the Profits Interest Plan could have been exchanged for shares of Common Stock as of such date.

(3)

Total amounts reflect only awards and remaining securities under the Amended and Restated J. Alexander’s Holdings, Inc. 2015 Equity Incentive Plan. See notes (1) and (2) above for a discussion of the Profits Interest Plan and outstanding awards thereunder.

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

Certain Related Person Transactions

In addition to the compensation arrangements with directors and executive officers described elsewhere in this Form 10-K/A, the following is a description of each transaction in fiscal years 2019 and 2018, and each currently proposed transaction in which:

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

Separation of the Company from Fidelity National Financial, Inc.

In the third quarter of fiscal year 2015, the Board of Directors of FNF approved the Spinoff. In the Spinoff, which was completed on September 29, 2015, FNF distributed to all holders of its then-outstanding FNFV Group common stock (FNF’s tracking stock related to its former wholly-owned subsidiary, Fidelity National Financial Ventures, LLC, which is now part of a separate publicly traded company known as Cannae), all of the shares of the Company’s Common Stock owned by it at a ratio of approximately 0.17271 shares of the Company’s Common Stock for every one share of FNFV Group common stock held by each such holder as of September 22, 2015, the record date for the Spinoff.

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

Management Consulting Agreement with Black Knight Advisory Services, LLC

Prior to the Spinoff, the Operating LLC entered into the Management Consulting Agreement with Black Knight Advisory Services, LLC (the “Management Consultant”) pursuant to which the Management Consultant provided corporate and strategic advisory services to us.

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

On November 30, 2018, Management Consultant and the Operating LLC entered into a termination agreement (the “Termination Agreement”) whereby the Management Consulting Agreement was terminated effective on that date (“Termination Date”). At the Termination Date all of the Class B Units held by Management Consultant had already previously vested, and there was no acceleration of vesting as a result of the Termination Agreement. Pursuant to the provisions of the Termination Agreement and the Management Consulting Agreement, the Class B Units held by Management Consultant had to be exchanged for Common Stock within ninety (90) days following the Termination Date or such units would be cancelled and forfeited for no consideration.  As of February 28, 2019, the hurdle rate for the Management Consultant profit interest units had not been met. Therefore, the profits interest units were not exercised, and were cancelled and forfeited for no consideration.

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

The principal member of the Management Consultant was William P. Foley, II, non-Executive Chairman of the board of directors of FNF, Chairman of the board and Chief Executive Officer of Cannae, and a director of FNH. The other members of the Management Consultant consisted of other current and former officers of FNF, Cannae and FNH, and Lonnie J. Stout II, at that time our President and Chief Executive Officer and current Executive Chairman.

Mr. Stout held an 11.76% interest in the Management Consultant and, as a result, may have been an indirect beneficiary of the management fees and termination payment paid to the Management Consultant and may have been an indirect beneficiary of the Class B Units issued to the Management Consultant prior to the cancellation and forfeiture of such Class B Units for no consideration on February 28, 2019.

From the inception of the Management Consulting Agreement through April 16, 2020, we paid approximately $76,000 in reimbursements for out-of-pocket expenses incurred by or on behalf of the Management Consultant. On March 30, 2016, we paid the Management Consultant a management fee of approximately $207,000 with respect to the period ended January 3, 2016. On March 3, 2017, we paid the Management Consultant a management fee of approximately $729,000 with respect to the period ended January 1, 2017. On March 7, 2018, we paid the Management Consultant a management fee of approximately $749,000 with respect to the period ended December 31, 2017. On March 15, 2019, we paid the Management Consultant a pro-rated management fee of approximately $705,000 with respect to the period ended December 30, 2018, and as stated above, on January 31, 2019, we paid the Management Consultant a termination fee of approximately $4,560,000.

Indemnification Agreements

We are party to indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Tennessee law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees are related to professional services rendered for the audit of the Company’s consolidated annual financial statements, for the reviews of the Company’s condensed consolidated financial statements included in the quarterly reports on Form 10-Q, for reviews of registration statements and certain periodic reports filed with the Commission and issuances of consents as well as proposed merger proxy procedures. The aggregate fees billed to the Company by KPMG LLP (“KPMG”) during 2019 for audit fees totaled $419,750. The aggregate fees billed to the Company by KPMG during 2018 for audit fees totaled $401,616.

Audit-Related Fees

No audit-related fees were billed for 2019 or 2018.

Tax Fees

No fees for tax compliance, advice or planning were billed for 2019 or 2018.

All Other Fees

All other fees billed for 2019 or 2018 were $1,780 in each of the respective years for accounting research software subscription fees.

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

4.1	Description of Securities (Exhibit 4.1 of Annual Report on Form 10-K filed March 13, 2020 (File No. 1-37473), is incorporated herein by reference).

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

10.12	J. Alexander’s, LLC Executive Nonqualified Excess Plan - Plan Document (Exhibit 10.12 of Annual Report on Form 10-K filed March 13, 2020 (File No. 1-37473), is incorporated herein by reference).*

10.13	J. Alexander’s, LLC Executive Nonqualified Excess Plan - Adoption Agreement (Exhibit 10.13 of Annual Report on Form 10-K filed March 13, 2020 (File No. 1-37473), is incorporated herein by reference).*

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

10.38

J. Alexander’s Holdings, Inc. 2020 Summary of Director and Executive Officer Compensation (Exhibit 10.38 of Annual Report on Form 10-K filed March 13, 2020 (File No. 1-37473), is incorporated herein by reference).*

10.39

Tax Matters Agreement between Fidelity National Financial, Inc. and J. Alexander’s Holdings, Inc., dated September 16, 2015 (Exhibit 10.2 of Current Report on Form 8-K filed September 17, 2015 (File No. 1-37473), is incorporated herein by reference).

21.1	List of subsidiaries of J. Alexander’s Holdings, Inc. (Exhibit 21.1 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (Exhibit 23.1 of Annual Report on Form 10-K filed March 13, 2020 (File No. 1-37473), is incorporated herein by reference).

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.1 of Annual Report on Form 10-K filed March 13, 2020 (File No. 1-37473), is incorporated herein by reference).

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.2 of Annual Report on Form 10-K filed March 13, 2020 (File No. 1-37473), is incorporated herein by reference).

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 of Annual Report on Form 10-K filed March 13, 2020 (File No. 1-37473), is incorporated herein by reference).

101

XBRL (Extensible Business Reporting Language) The following materials from the Annual Report on Form 10-K for the year ended December 29, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Exhibit 101 of the Annual Report on Form 10-K filed March 13, 2020 (File No. 1-37473), is incorporated herein by reference).

*	Denotes executive compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: April 17, 2020	By:	/s/ Mark A. Parkey
Mark A. Parkey
President and Chief Executive Officer