Form 10-Q
period 2020-03-29
J. Alexander's Holdings, Inc.
filed 2020-06-09
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020

or

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

As of June 8, 2020, 15,011,676 shares of the registrant’s common stock, $0.001 par value, were outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by J. Alexander’s Holdings, Inc. (the “Company”) on May 8, 2020, the Company delayed the filing of this Quarterly Report on Form 10-Q due to circumstances related to the novel coronavirus (“COVID-19”) pandemic and in reliance on the U.S. Securities and Exchange Commission’s “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465), which provides conditional relief to public companies that are unable to timely comply with a filing deadline due to circumstances related to the COVID-19 pandemic. As previously disclosed, the Company has experienced substantial disruptions in its operations as a result of the COVID-19 pandemic. In particular, the various government mandates and orders, and resulting office closures, staffing limitations, and remote working arrangements severely limited access to Company facilities by its financial reporting and accounting staff, and additional time was needed to process and evaluate financial information and to prepare required disclosures. Furthermore, management spent considerable time and attention on matters related to the COVID‑19 pandemic. Accordingly, the Company was not able to compile and review certain information required to be filed with this Quarterly Report on Form 10-Q prior to the original filing deadline.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	March 29,	December 29,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$24,818	$8,803
Accounts and other receivables	1,530	2,035
Inventories	2,708	3,095
Prepaid expenses and other current assets	1,597	4,159
Total current assets	30,653	18,092
Other assets	5,661	5,698
Property and equipment, at cost, less accumulated depreciation and amortization of $66,496 and $64,967 as of March 29, 2020 and December 29, 2019, respectively	106,868	109,303
Right-of-use lease assets, net	74,241	70,277
Goodwill	-	15,737
Tradename and other indefinite-lived assets	25,648	25,648
Deferred income taxes, net	4,230	2,918
Deferred charges, less accumulated amortization of $358 and $343 as of March 29, 2020 and December 29, 2019, respectively	224	239
Total assets	$247,525	$247,912

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,697	$6,353
Accrued expenses and other current liabilities	8,831	9,389
Unearned revenue	2,989	4,111
Current portion of long-term debt	5,250	7,056
Current portion of lease liabilities	4,546	4,317
Total current liabilities	26,313	31,226
Long-term debt, net of portion classified as current and deferred loan costs	20,411	2,845
Long-term lease liabilities	80,182	75,883
Deferred compensation obligations	6,968	7,103
Other long-term liabilities	123	138
Total liabilities	133,997	117,195
Stockholders' equity:
Common stock, par value $0.001 per share: authorized 30,000,000 shares; issued and outstanding 15,011,676 shares as of March 29, 2020 and December 29, 2019, respectively	15	15
Preferred stock, par value $0.001 per share: authorized 10,000,000 shares; no shares issued and outstanding as of March 29, 2020 or December 29, 2019	-	-
Additional paid-in capital	104,511	104,056
Retained earnings	7,444	25,088
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	111,970	129,159
Non-controlling interests	1,558	1,558
Total stockholders' equity	113,528	130,717
Commitments and contingencies
Total liabilities and stockholders' equity	$247,525	$247,912

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited in thousands, except per share amounts)

	Quarter Ended
	March 29,	March 31,
	2020	2019
Net sales	$56,972	$64,734
Costs and expenses:
Cost of sales	18,567	20,528
Restaurant labor and related costs	20,338	19,550
Depreciation and amortization of restaurant property and equipment	3,094	2,929
Other operating expenses	11,954	12,684
Total restaurant operating expenses	53,953	55,691
Transaction expenses	689	-
General and administrative expenses	4,740	4,756
Goodwill impairment charge	15,737	-
Long-lived asset impairment charges and restaurant closing costs	689	-
Pre-opening expenses	19	21
Total operating expenses	75,827	60,468
Operating (loss) income	(18,855)	4,266
Other (expense) income:
Interest expense	(116)	(186)
Other, net	(8)	66
Total other expense	(124)	(120)
(Loss) income from continuing operations before income taxes	(18,979)	4,146
Income tax benefit (expense)	1,387	(239)
Loss from discontinued operations, net	(52)	(59)
Net (loss) income	$(17,644)	$3,848

Basic (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(1.20)	$0.27
Loss from discontinued operations, net	(0.00)	(0.00)
Basic (loss) earnings per share	$(1.20)	$0.26

Diluted (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(1.20)	$0.27
Loss from discontinued operations, net	(0.00)	(0.00)
Diluted (loss) earnings per share	$(1.20)	$0.26

Weighted-average common shares outstanding:
Basic	14,695	14,695
Diluted	14,695	14,695

Comprehensive (loss) income	$(17,644)	$3,848

See accompanying Notes to Condensed Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 29, 2019	15,011,676	$15	$104,056	$25,088	$1,558	$130,717
Share-based compensation	-	-	455	-	-	455
Net loss	-	-	-	(17,644)	-	(17,644)
Balances at March 29, 2020	15,011,676	$15	$104,511	$7,444	$1,558	$113,528

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 30, 2018	14,695,176	$15	$96,272	$17,528	$7,844	$121,659
Cumulative effect of change in accounting policy (Note 10)	-	-	-	(1,257)	-	(1,257)
Share-based compensation	-	-	296	-	-	296
Cancellation of subsidiary Class B Units (Note 2(g))	-	-	6,286	-	(6,286)	-
Net income	-	-	-	3,848	-	3,848
Balances at March 31, 2019	14,695,176	$15	$102,854	$20,119	$1,558	$124,546

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Quarter Ended
	March 29,	March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(17,644)	$3,848
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,146	2,993
Share-based compensation expense	455	296
Asset impairment charges	16,426	-
Deferred income taxes	(1,312)	(453)
Other, net	71	59
Changes in assets and liabilities:
Accounts and other receivables	505	(139)
Prepaid expenses and other current assets	2,562	979
Accounts payable	(1,685)	(755)
Accrued expenses and other current liabilities	(558)	(6,325)
Lease right-of-use assets and liabilities	564	881
Other assets and liabilities, net	(700)	(515)
Net cash provided by operating activities	1,830	869

Cash flows from investing activities:
Purchase of property and equipment	(1,416)	(1,614)
Other investing activities	(149)	(90)
Net cash used in investing activities	(1,565)	(1,704)

Cash flows from financing activities:
Proceeds from borrowing under debt agreement	17,000	-
Payments on long-term debt	(1,250)	(1,250)
Other financing activities	-	(6)
Net cash provided by (used in) financing activities	15,750	(1,256)
Increase (decrease) in cash and cash equivalents	16,015	(2,091)
Cash and cash equivalents at beginning of period	8,803	8,783
Cash and cash equivalents at end of period	$24,818	$6,692

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$1,116	$819
Property and equipment obligations accrued at end of period	1,145	869
Cash paid for interest	93	171
Cash paid for income taxes	30	27

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollars in thousands except per share data)

Note 1 – Organization and Business

J. Alexander’s Holdings, Inc. (the “Company”) was incorporated on August 15, 2014 in the state of Tennessee and is a holding company which is the sole managing member of and owns all of the outstanding Class A Units of J. Alexander’s Holdings, LLC, the parent company of all of the Company’s operating subsidiaries. The Company is a publicly-traded company, with its stock listed on the New York Stock Exchange under the symbol “JAX.”

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants including J. Alexander’s, Redlands Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”).  At both March 29, 2020 and December 29, 2019, the Company operated 47 restaurants in 16 states.  The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States.  The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 29, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2021.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on March 13, 2020, and amended on April 17, 2020 (the “2019 Annual Report”).

Total comprehensive (loss) income is comprised solely of net (loss) income for all periods presented.  There have been no material changes in our significant accounting policies, other than those described in Note 2(k) – Inventory Method Change, Note 4 – Income Taxes and Note 7 – Recent Accounting Pronouncements, as compared to the significant accounting policies described in our 2019 Annual Report.

(b)	Effects of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due to the global spread of a new strain of coronavirus ("COVID-19") and the related risks to the international community. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, and on March 13, 2020 the United States declared the pandemic a National Public Health Emergency.  In response, many states and jurisdictions in which the Company operates restaurants issued stay-at-home orders and other measures, including the closure of all in-restaurant dining, aimed at slowing the spread of the virus beginning in March 2020. Many of these measures have remained in place in various forms through the date of this report. These measures resulted in the closure of the Company’s dining rooms and a shift to an off-premise operations platform only until late April 2020 when certain states began to allow for partial reopening of dining rooms. As a result of the government-mandated restrictions and related public concerns, the Company’s revenues, results operations and cash flows were negatively impacted in the first quarter of 2020 due to significant reductions in guest counts. The Company has taken measures to increase its off-premise sales during the COVID-19 pandemic, including investing in its online ordering platform partnership with ChowNow, introducing curbside service, menu innovation which includes family-style meals and butcher-shop sales of cook-at-home, hand-cut steaks and whole loins, and increasing digital marketing and email campaigns to drive guest awareness.

In addition to the decline in restaurant sales, the Company has also incurred approximately $2,175 of costs directly related to the COVID-19 pandemic in the three months ended March 29, 2020, which consists primarily of continuing benefits and payments to furloughed restaurant employees for emergency sick leave and related payroll taxes and inventory waste. Additionally, the Company has continued to incur expenses related to the ongoing operations of the restaurants as well as monthly rent and occupancy-related costs during the period that its restaurants have been temporarily closed or operating with limited capacity or on an off-premise basis only. The Company has implemented measures to reduce its costs and limit its cash outflows during the COVID-19 pandemic, including temporary reductions in staffing levels and related furloughs of restaurant-level hourly employees, deferral or cancellation of significant capital expenditure projects, engaging in ongoing negotiations with vendors and landlords regarding deferral or abatement of rental and other contractual obligations and the deferral of tax payments where allowed, any or all of which could become significant.

The disruption in operations and reduction in restaurant sales have also led the Company to consider the impact of the COVID-19 pandemic on the recoverability of its assets, including property and equipment, right-of-use assets for operating leases, goodwill and intangible assets, and others. Such impairment analyses resulted in the Company recording impairment charges totaling $16,426 for the quarter ended March 29, 2020, and are discussed further in Note 2(m) below. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that additional impairments could be identified in future periods, and such amounts could be material.

To preserve financial flexibility, the Company drew the remaining $17,000 of available capacity (at the time of the draw) under its revolving credit facilities in March 2020. During April 2020, the Company also entered into deferral letter agreements with its lender to postpone principal and interest payments on its outstanding indebtedness for a period of 90 days. Additionally, the Company entered into a modification agreement in April 2020 to defer the maturity of, and interest payments under one of its term loans to September 2021. Additionally, in June 2020, the Company entered into a modification agreement with its lender to increase the borrowing capacity under its revolving line of credit by an additional $15,000. Also, in May 2020, the Company obtained a waiver letter from its lender that waived existing financial covenants and instituted new financial covenants, which the Company expects to be in compliance with, through the period ending July 4, 2021. See Notes 2(l) and 11 below for further information.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. Given the uncertainty surrounding the global economy and governmental restrictions on our operations, the Company cannot reasonably predict when its restaurants will be able to return to normal dining room operations. Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on its consolidated financial condition, liquidity and future results of operations, and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The Company does expect that its results of operations, cash flows and liquidity will be negatively affected by the pandemic in the second quarter of 2020.

(c)	Principles of Consolidation

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

(d)	Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  The quarters ended March 29, 2020 and March 31, 2019 each included 13 weeks of operations, respectively.  Fiscal years 2020 and 2019 include 53 and 52 weeks of operations, respectively.

(e)	Discontinued Operations and Restaurant Closure

The Company remains party to a lease agreement for a location that was closed in 2013 and is accounted for as a discontinued operation.  The $52 and $59 losses from discontinued operations included in the quarters ended March 29, 2020 and March 31, 2019, respectively, consist solely of exit and disposal costs for this location.

(f)	Transaction Expenses

Transaction expenses totaled $689 and $0 for the quarters ended March 29, 2020 and March 31, 2019, respectively. Expenses incurred in 2020 include legal fees, other professional fees and consulting fees related to the ongoing evaluation of strategic alternatives.  During the first quarter of 2020, the Company announced that given the uncertainties in the business community, the restaurant industry and the financial markets as a result of COVID-19, the ongoing review of strategic alternatives by the Company’s Board of Directors (the “Board”) will not be completed until these uncertainties are resolved.

(g)	(Loss) Earnings per Share

Basic (loss) earnings per share of common stock is computed by dividing net (loss) income by the weighted average number of shares outstanding for the reporting period.  Diluted (loss) earnings per share of common stock is computed similarly to basic (loss) earnings per share except the weighted average shares outstanding are increased to include potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive.  In periods of net loss, no potential common shares are included in the diluted shares outstanding as the effect is anti-dilutive.  J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose.  The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method, if dilutive.  The number of additional shares of common stock related to stock option awards and unvested restricted share awards subject to only a service condition is calculated using the treasury stock method, if dilutive. Unvested restricted share awards that are subject to a performance condition are regarded as contingently issuable common shares and are included in the denominator of the diluted (loss) earnings per share calculation using the treasury stock method as of the beginning of the period in which the performance condition has been satisfied, if dilutive.  Refer to Note 3 – (Loss) Earnings per Share for the basic and diluted (loss) earnings per share calculations and additional discussion.

(h)	Non-controlling Interests

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders.  As of each March 29, 2020 and December 29, 2019, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $1,558.  On February 28, 2019, in conjunction with the termination agreement (“Termination Agreement”) entered into in November 2018 between J. Alexander’s Holdings, LLC and Black Knight Advisory Services, LLC (“Black Knight”), the 1,500,024 Class B Units held by Black Knight were cancelled and forfeited for no consideration. Therefore, the Black Knight non‑controlling interest associated with their Class B Unit share-based compensation expense was reclassified to additional paid-in capital in the first quarter of 2019, and as of March 29, 2020 and December 29, 2019, non-controlling interests consist solely of the non-cash compensation expense relative to the Class B Units held by management.  The Hypothetical Liquidation at Book Value method was used as of each of March 29, 2020 and March 31, 2019 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to those calculations, no allocation of net (loss) income was made to non-controlling interests for either of the quarters ended March 29, 2020 or March 31, 2019.

(i)	Use of Estimates

Management has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented to prepare these unaudited Condensed Consolidated Financial Statements in conformity with GAAP.  Significant items subject to such estimates and assumptions include those related to the accounting for gift card breakage, determination of uncertain tax positions and the valuation allowance relative to deferred tax assets, if any, estimates of useful lives of property and equipment and leasehold improvements, the carrying amount of goodwill and intangible assets, fair market valuations, determination of lease terms, and accounting for impairment losses, contingencies, and litigation. Actual results could differ from these estimates.

(j)	Share Repurchase Program

On November 1, 2018, the Company’s Board authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the current program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first quarter of 2020.

(k)	Inventory Method Change

The Company recently completed the implementation of a new inventory management system. In connection with this implementation, the Company changed its method of accounting for inventory from the lower of cost (first-in, first-out) or net realizable value method utilized by its legacy system to the lower of cost or net realizable value method, with cost being determined using an average cost method, effective December 30, 2019 (the first day of the current fiscal year). The Company believes this change in accounting principle is preferable, as it will result in greater precision in the costing of inventories. In addition, the average cost method better aligns with the functionality of the new inventory management system. The Company determined that the effects of adopting the average cost method were not material to its Condensed Consolidated Financial Statements. Prior to the conversion to the new inventory management system, the Company was not able to determine the impact of the change to the average cost method. Therefore, it did not retroactively apply the change to periods prior to fiscal year 2020.

(l)Debt

The Company is party to the Second Amended and Restated Loan Agreement, dated May 20, 2015, by and between J. Alexander’s, LLC and Pinnacle Bank, as amended (the “Loan Agreement”). As of March 29, 2020, the Loan Agreement consists of the following loans: (i) a $5,000 term loan that matures on September 3, 2021 (the “Mortgage Loan”), (ii) a $20,000 development line of credit that matures on September 3, 2021 (the “Development Line of Credit”), (iii) a $10,000 term loan that was originally scheduled to mature on May 3, 2020 (the “Term Loan”) (original maturity date has been modified as discussed in Note 11 – Subsequent Events), and (iv) a $1,000 revolving line of credit that matures on September 3, 2021 (the “Revolving Line of Credit”).

As previously disclosed in the Company’s Form 8-K filed on March 24, 2020, during the first quarter of 2020, the Company announced it drew down the remaining $17,000 of available capacity (at the time of the draw) under the Development Line of Credit and the Revolving Line of Credit (the “Credit Draw”). Following the Credit Draw, a total of approximately $25,722 was outstanding under the Loan Agreement, including a total of $21,000 outstanding under the Development Line of Credit and the Revolving Line of Credit. Pursuant to the terms of the Loan Agreement, the borrowings under the Loan Agreement bear interest at 30-day LIBOR plus a sliding interest rate scale determined by a maximum adjusted debt to EBITDAR ratio (following the Credit Draw, prospectively set at 30-day LIBOR plus 2.10% as of March 29, 2020).

The Credit Draw was undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of current disruption and uncertainty resulting from the COVID-19 pandemic. The proceeds from the Credit Draw will be available to be used for general corporate purposes, including working capital. See Note 11 below for further information regarding additional changes to the Company’s Loan Agreement subsequent to March 29, 2020.

(m)Asset Impairment Charges

In light of the recent decline in the market price of the Company’s common stock, the impact of mandated dining room closures on financial results, the expected reduction in economic activity in the near term, and the general economic and market volatility, the Company determined that these factors constituted an interim triggering event as of March 29, 2020, and performed impairment analyses with regard to its indefinite-lived intangible assets, property and equipment (including its right-of-use assets for operating leases) and goodwill. As a result, the Company recorded asset impairment charges totaling $16,426 in the first quarter of 2020.

The Company performed a quantitative goodwill impairment test as of the balance sheet date utilizing a market approach which included observable market prices associated with the Company’s common stock price in determining a fair value for the Company and its reporting units. As a result of this test, the Company determined that the J. Alexander’s / Grill reporting unit’s carrying value exceeded its fair value as of March 29, 2020 to such an extent that the full write-off of goodwill in the first quarter of 2020 in the amount of $15,737 was appropriate. The effect of this conclusion is presented as a component of “Goodwill impairment charge” on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Additionally, the Company recorded a fixed asset impairment charge of $689 to state the assets at its Lyndhurst Grill location in Cleveland, Ohio, at their fair value as of March 29, 2020, which is presented as “Long-lived asset impairment charges and restaurant closing costs” on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the second quarter of 2020, the Company made the decision to permanently close this location after a review of its projected and historical financial performance. This location was also required to be temporarily closed in mid‑March due to COVID-19-related traffic limitations unique to that specific restaurant which further impacted operating results. The Company assessed its other restaurant locations for indicators of impairment as of quarter-end and assessed recoverability of certain fixed assets as warranted.  No additional impairment was identified as of March 29, 2020.

The Company also performed a quantitative impairment analysis relative to its indefinite-lived intangible assets as of March 29, 2020 and determined that the fair value of these assets substantially exceeded their carrying values and no impairment existed as of March 29, 2020.

Note 3 – Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Quarter Ended
(Dollars and shares in thousands, except per share amounts)	March 29,	March 31,
	2020	2019
Numerator:
(Loss) income from continuing operations, net of tax	$(17,592)	$3,907
Loss from discontinued operations, net	(52)	(59)
Net (loss) income	$(17,644)	$3,848
Denominator:
Weighted average shares (denominator for basic (loss) earnings per share)	14,695	14,695
Effect of dilutive securities	-	-
Adjusted weighted average shares and assumed conversions (denominator for diluted (loss) earnings per share)	14,695	14,695

Basic (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(1.20)	$0.27
Loss from discontinued operations, net	(0.00)	(0.00)
Basic (loss) earnings per share	$(1.20)	$0.26
Diluted (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(1.20)	$0.27
Loss from discontinued operations, net	(0.00)	(0.00)
Diluted (loss) earnings per share	$(1.20)	$0.26

Note: Per share amounts may not sum due to rounding.

Basic (loss) earnings per share of common stock is computed by dividing net (loss) income by the weighted average number of shares outstanding for the reporting period.  Diluted (loss) earnings per share of common stock gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive.  We incurred a net loss for the quarter ended March 29, 2020, and therefore diluted shares outstanding equaled basic shares outstanding for the first quarter of 2020.

The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents, and the number of additional shares of common stock related to these Class B Units is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards are considered to be antidilutive as of and for the quarter ended March 31, 2019 and, therefore, have been excluded from the diluted (loss) earnings per share calculations.

The number of additional shares of common stock related to stock option awards is calculated using the treasury stock method, if dilutive.  There were 1,495,750 stock option awards outstanding as of March 29, 2020 and March 31, 2019.  These awards were considered antidilutive and, therefore, are excluded from the diluted (loss) earnings per share calculation for the quarter ended March 31, 2019.

As of March 29, 2020, there were 264,000 and 52,500 restricted share awards and performance share awards outstanding, respectively. The performance condition associated with the performance share awards had not been met as of March 29, 2020.  As noted above, the Company recorded a net loss for the quarter ended March 29, 2020. As such, none of these outstanding awards were considered dilutive for the first quarter of 2020.  No such awards were outstanding as of March 31, 2019.

Note 4 – Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law.  The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic.  The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years, loosen the business interest limitation under section 163(j), and fix the qualified improvement property (“QIP”) regulations in the 2017 Tax Cuts and Jobs Act.   Additionally, the CARES Act provides for non-income tax-related relief such as refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. As a result of the CARES Act, the Company estimates that it will be able to obtain a tax refund from the carryback of NOLs expected to be generated in fiscal 2020, and it is currently in the process of quantifying the estimated total amount of that carryback. The Company also intends to take advantage of the deferral offered for the employer-paid portion of social security taxes and the refundable employee retention tax credits. The Company continues to evaluate the various provisions of the CARES Act and their impact on its effective tax rate and its financial statements as a whole, but the Company does anticipate the impact for the full fiscal year 2020 could be significant.

The interim tax provision for the quarter ended March 29, 2020 was prepared on an actual effective tax rate basis for the quarter rather than on an estimated annual effective rate basis due to the fact that the Company has determined that a reliable estimate of the annual effective tax rate cannot be made as of the end of the first quarter.  The Company recognized an income tax benefit of $1,387 for the quarter ended March 29, 2020, which includes $106 of current benefit related to the carryback of calculated NOLs for the first quarter of 2020 to prior years as allowed under the CARES Act.  The actual net effective tax rate for the first quarter of 2020 was 7.3% compared to 5.8% for the quarter ended March 31, 2019. The factors that caused the net effective tax rate to vary from the federal statutory rate of 21% for the three-month period ended March 29, 2020 primarily related to the impact of the nondeductible book goodwill impairment charge recorded during the quarter, partially offset by the Federal Insurance Contribution Act (“FICA”) tip credit, state income taxes, the anticipated carryback of the NOLs generated during the quarter to prior years, including the impact of the correction of the QIP regulations on the anticipated carryback, and other items. For the three-month period ended March 31, 2019, the factors that caused the net effective tax rate to vary from the federal statutory rate included the impact of the FICA tip credit and other credits, partially offset by state income taxes and certain non-deductible expenses.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  In its assessment, the Company considers recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies.  The Company has evaluated the need for valuation allowances as of the quarter ended March 29, 2020 and has determined that a valuation allowance of $256 was necessary relative to certain state net operating losses and other deferred tax assets which are not expected to be realized.  Management also determined at March 29, 2020 that it is more likely than not that the results of future operations and reversal of deferred tax liabilities will generate sufficient taxable income to realize the remaining deferred tax assets not covered by this valuation allowance. The Company will continue to assess the likelihood of the realization of its deferred tax assets, especially in light of the COVID-19 pandemic and related economic uncertainty, and the valuation allowance will be adjusted accordingly in future periods if required.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these five leases at March 29, 2020 was approximately $955.  In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for one real property lease.  The total estimated amount of lease payments remaining on this lease at March 29, 2020 was approximately $326. There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company.  Management believes any significant loss is remote.

(b)	Tax Contingencies

The Company and its subsidiaries are subject to real property, personal property, business, franchise, income, withholding, unemployment, unclaimed property, sales and use taxes in various jurisdictions within the United States and are regularly under audit by tax authorities.  This is believed to be common for the restaurant industry.  Management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Note 6 – Fair Value Measurements

As of each of March 29, 2020 and December 29, 2019, the fair value of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature.  The carrying amounts of the long-term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates because of the close proximity of recent refinancing transactions to the dates of these unaudited Condensed Consolidated Financial Statements (Level 2).

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As discussed in Note 2(m) above, during the first quarter of fiscal year 2020, primarily due to the impacts of the COVID-19 pandemic, the Company determined that a triggering event had occurred requiring an impairment evaluation of its long-lived assets, indefinite-lived intangible assets and goodwill. As a result of these analyses, the Company recorded a $689 impairment charge related to the long-lived assets at one restaurant location that management determined would be permanently closed (the Lyndhurst Grill location) and a $15,737 impairment charge related to the Company’s recorded goodwill. The impairment charges were measured based on the amounts by which the carrying values of the assets exceeded their relative fair values. No impairment was recorded for indefinite‑lived intangible assets as their fair values were determined to substantially exceed their carrying values. Fair values for goodwill and long-lived assets that were impaired during the first quarter of 2020 were estimated utilizing a market approach, and fair value estimates for indefinite-lived intangibles were determined based on an income approach. Fair value estimates utilized market participant assumptions reflecting all available information as of the balance sheet date. The fair value associated with the impaired long-lived assets at the Company’s Lyndhurst Grill location as of March 29, 2020 was approximately $1,245 (Level 2), and the fair value of goodwill as of March 29, 2020 was $0 (Level 3). There were no non-financial assets measured at fair value on a non-recurring basis as of December 29, 2019.

The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that additional impairments could be identified in future periods, and such amounts could be material.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	March 29, 2020
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$3	$-	$-
U.S. government obligations *	203	-	-
Corporate bonds *	2,298	-	-
Mutual and money market funds	855	-	-
Cash surrender value - life insurance *	-	2,257	-
Total	$3,359	$2,257	$-

	December 29, 2019
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$71	$-	$-
U.S. government obligations *	300	-	-
Corporate bonds *	2,195	-	-
Mutual and money market funds	833	-	-
Cash surrender value - life insurance *	-	2,253	-
Total	$3,399	$2,253	$-

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

At March 29, 2020 and December 29, 2019, the Company held investments in mutual and money market funds classified as trading securities that were also held in a rabbi trust as of March 29, 2020 (the “409a Trust”) to support its future obligations to participants of its nonqualified deferred compensation plan, which are carried at fair value based on quoted market prices in active markets for identical assets (Level 1).

Cash surrender value - life insurance is classified as Level 2 in the fair value hierarchy.  The value of each policy was determined by MassMutual Financial Group, an A-rated insurance company, which provides the value of these policies to the Company on a regular basis.

There were no transfers between the levels listed above during either of the reporting periods.

Unrealized gains or losses on investments held in either the Trust or the 409a Trust are presented as a component of “Other, net” on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  The assets of both the Trust and the 409a Trust disclosed above are presented as a component of “Other assets” on the Condensed Consolidated Balance Sheets.

Note 7 – Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 was issued to update the methodology used to measure current expected credit losses (“CECL”). The update applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates.  ASU No. 2016-13 must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The effective date relative to smaller reporting companies is for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2016-13 to have a material impact on its unaudited Condensed Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”).  This update simplifies the subsequent measurement of goodwill by eliminating the second step of the two-step quantitative goodwill impairment test.  An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment will be measured at the amount by which the carrying value exceeds the fair value of a reporting unit, not to exceed the carrying value of the reporting unit goodwill.  The option remains for an entity to perform a qualitative assessment of a reporting unit to determine if the quantitative impairment test is necessary.  ASU No. 2017-04 requires prospective adoption and is effective commencing in fiscal years beginning after December 15, 2022, with early adoption permitted.  The Company adopted this guidance at the beginning of fiscal year 2020, which it followed in assessing goodwill for impairment as of March 29, 2020 as discussed in Note 2(m) above.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  This update eliminates, modifies and adds a number of disclosure requirements related to fair value measurements in connection with the FASB’s disclosure framework project, the objective of which is to improve the effectiveness of disclosures in the notes to financial statements.  ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance at the beginning of fiscal year 2020, and it did not have a significant impact on its unaudited Condensed Consolidated Financial Statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This standard is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the potential impact of ASU No. 2019-12 on its unaudited Condensed Consolidated Financial Statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU No. 2020-04”).  This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in ASU No. 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  An entity may elect to apply the amendments for contract modifications by the impacted Accounting Standards Codification (“ASC”) topic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for an ASC topic, the amendments in ASU No.2020-04 must be applied prospectively for all eligible contract modifications for that ASC topic.  The Company continues to assess the potential impact of ASU No. 2020-04 on its unaudited Condensed Consolidated Financial Statements and related disclosures.

Note 8 – Related Party Transactions

On September 28, 2015, J. Alexander’s Holdings, LLC entered into a management consulting agreement (“Management Consulting Agreement”) with Black Knight, pursuant to which Black Knight provided corporate and strategic advisory services to J. Alexander’s

Holdings, LLC.  On November 30, 2018 (“Termination Date”), the Company terminated the Management Consulting Agreement by entering into the Termination Agreement.

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

Under the terms of the Termination Agreement, Black Knight had 90 days from the Termination Date to exercise its right to convert the value of the Class B units it was granted under the Management Consulting Agreement above the applicable hurdle rate to the Company’s common stock.  Since Black Knight did not exercise its conversion rights within the 90-day period, the Class B Units were cancelled and forfeited for no consideration on February 28, 2019.

Note 9 – Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented:

	Quarter Ended
	March 29,	March 31,
	2020	2019
Restaurant	$56,744	$64,497
Gift card breakage	228	237
Net sales	$56,972	$64,734

The Company recognized revenue associated with gift cards redeemed by guests of $1,434 and $1,515 during the quarters ended March 29, 2020 and March 31, 2019, respectively.  Further, of the amounts that were redeemed during the three-month periods ended March 29, 2020 and March 31, 2019, $1,263 and $1,313, respectively, were recorded within unearned revenue at the beginning of each the respective fiscal years.  Unearned revenue increased by $541 and $612 during the quarters ended March 29, 2020 and March 31, 2019, respectively, as a result of gift cards sold.

Note 10 – Leases

The Company adopted ASC Topic 842, Leases, as of the first day of fiscal year 2019, December 31, 2018, electing the optional transition method to apply the standard as of the effective date. Accordingly, the Company recorded a cumulative-effect adjustment to opening retained earnings for the impairment of an abandoned right-of-use (“ROU”) asset at the effective date for a restaurant that was previously impaired and the remaining lease payments were accounted for under ASC Topic 420, Exit or Disposal Obligations, as shown in the Condensed Consolidated Statement of Shareholders’ Equity.  Additionally, the adoption of Topic 842 had a material impact on the Company’s assets and liabilities as a result of the recognition of operating lease ROU assets and lease liabilities on its Condensed Consolidated Balance Sheets. The adoption of Topic 842 did not have a material effect on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and Condensed Consolidated Statements of Cash Flows.

During the first quarter of 2020, the Company took possession of the new restaurant location slated to open in San Antonio, Texas during the fourth quarter of 2020. As a result, the Company recorded a ROU asset in exchange for a new lease liability of $5,206. Further, the Company entered into a lease for a new restaurant location in Madison, Alabama, which it anticipates will open during fiscal year 2021 but for which it has not yet taken possession.  Each of these leases include a lease term, including option periods, of 30 years.

The Company modified an existing lease related to its Stoney River Annapolis location during the first quarter of 2020, which included changes to the length of the lease’s option periods.  However, the total number of years between the two option periods remained the same, and the modification did not extend the total lease period beyond that which was agreed upon in the original lease.  While base rental payments remained unchanged, the breakpoint and percentages applicable to percentage rental payments were modified should the restaurant’s sales exceed such thresholds.  The amendment also provided for a lease incentive payment of $527 contingent upon certain conditions which were met by the Company and recorded as a reduction to the ROU asset during the first quarter of 2020.  As a result of the modification, the Company updated the incremental borrowing rate associated with the lease as of the date of the modification.

The cash paid during the first quarter of 2020 for amounts included in the measurement of lease liabilities totaled $2,219.

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

March 29,
2020
2020 (1)	$6,756
2021	9,377
2022	9,537
2023	9,562
2024	9,237
2025 and thereafter	92,521
Total minimum lease payments	136,990
Less: Imputed interest (2)	52,262
Present value of lease liabilities	$84,728

(1)  Excluding the 13 weeks ended March 29, 2020

(2) Amount necessary to reduce net minimum lease payments to present value calculated using our incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of Topic 842) or lease inception (for those leases entered into after the adoption date).

Note 11 – Subsequent Events

Paycheck Protection Program Loans

On April 10, 2020 and April 15, 2020 respectively, J. Alexander’s, LLC and Stoney River Management Company, LLC, each an indirect subsidiary of the Company, were each granted loans from Pinnacle Bank in the aggregate amounts of $10,000 and $5,100 pursuant to the Paycheck Protection Program under the CARES Act, which was enacted March 27, 2020.  On April 29, 2020, the Company repaid both the $10,000 and the $5,100 loans in full.

Loan Agreement

On April 15, 2020, the Company entered into a modification agreement impacting the Term Loan, which defers the two remaining principal payments totaling $555 until the Term Loan’s new maturity date which was modified to be September 3, 2021. On September 3, 2021, this principal amount will be paid in full in addition to interest accrued during the relevant period.  With respect to interest payments in the interim, the Term Loan was modified to defer such payments until July 3, 2020 at which point monthly interest payments will resume through the September 3, 2021 maturity date.  Similar to the Term Loan, the Company also negotiated for the deferral of principal and interest payments related to the Mortgage Loan. The three principal payments otherwise due in April, May and June 2020 totaling $417 will now be paid when the loan matures on September 3, 2021 and interest payments will resume on July 3, 2020. The Company also reached an agreement with its lender in April 2020 to defer interest payments on its Development Line of Credit and Revolving Line of Credit for the months of April, May and June 2020, and interest payments will resume on July 3, 2020.

On June 5, 2020, the Company entered into a Third Amended and Restated Loan Agreement with Pinnacle Bank (the “Third Amended and Restated Loan Agreement”) which amended its Revolving Line of Credit to expand its capacity from $1,000 to a total of $16,000 by adding an accordion feature for the additional $15,000, with the additional capacity being available for general corporate purposes, including working capital and letters of credit. This amendment also required the Company to pledge the previously unencumbered five owned properties as collateral to the lender. The additional capacity is available for borrowing by the Company in amounts up to and including $5,000 per fiscal month beginning in the eighth fiscal month of 2020, with any amounts not borrowed during any particular period to be carried over to subsequent periods. Any advances on the expanded Line of Credit are contingent on the Company achieving certain levels of revenue on a trailing three-fiscal-month basis. The Third Amended and Restated Loan Agreement was filed in its entirety as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2020. Borrowings under the Revolving Line of Credit under the Third Amended and Restated Loan Agreement bear interest at a rate of LIBOR plus 2.5%, with a floor for LIBOR of 1.5%, and will be payable quarterly beginning on September 3, 2020. All outstanding principal and interest under the Revolving Line of Credit will be due and payable on the maturity date of September 3, 2021.

The Company disclosed in a Form 8-K filed on May 8, 2020 that, effective May 6, 2020, the Company entered into a waiver with Pinnacle Bank, which waived financial covenant compliance for existing financial covenants under the Loan Agreement beginning May 7, 2020 through the period ending July 4, 2021 (the “Waiver Period”), and implemented two new financial covenants. The Third Amended and Restated Loan Agreement also contains these new financial covenants that the Company is required to comply with during the Waiver Period (the “New Financial Covenants”). The New Financial Covenants require (i) minimum revenue of (a) at least $99,800 for the Company’s fiscal year ending January 3, 2021, (b) at least $118,400 on a four quarter trailing basis by April 4, 2021, and (c) at least $166,800 on a four quarter trailing basis by July 4, 2021, and (ii) a maximum adjusted debt to tangible net worth ratio of 0.80 or less, measured quarterly beginning September 27, 2020. In accordance with the Third Amended and Restated Loan Agreement, upon the expiration of the Waiver Period, the New Financial Covenants will terminate and the financial covenants revert back to (i) a fixed coverage charge ratio of not less than 1.25 to 1.0 and (ii) a maximum adjusted debt to EBITDAR ratio of not more than 4.0 to 1.0, consistent with the historical financial covenants in the Loan Agreement prior to the Company obtaining the waiver.  The Company projects to be in compliance with these New Financial Covenants through the Waiver Period.  For additional information on the former financial covenants under the terms and conditions of the Loan Agreement, please see “Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10 – Debt” in the Company’s 2019 Annual Report.

Restaurant Closure

As discussed above in Note 2(m), the Company made the decision to permanently close its Lyndhurst Grill location on May 1, 2020 after a review of its projected and historical financial performance. Further, subsequent to quarter-end, the Company received an offer by a third party to purchase the land and building which was used in determining the fair value of the assets at this location of approximately $1,245. An impairment charge of $689 to reduce the book value of the associated assets to their fair values was recorded during the first quarter of 2020.  All other costs associated with closing this restaurant will be recorded during the second quarter of 2020 and are expected to approximate $140.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

J. Alexander’s Holdings, Inc. (also referred to herein as the “Company”, “we”, “us” or “our”) cautions that certain information contained or incorporated by reference in this report and our other filings with the United States Securities and Exchange Commission (the “SEC”), in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions or strategies and regarding the future, including the impact of the novel coronavirus (“COVID-19”) pandemic, reopening of the Company’s restaurants, the Company’s cash burn rate and the Company’s plans to continue its review of strategic alternatives and its efforts to enhance shareholder value.  We expressly disclaim any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include, but are not limited to:

•	the health and financial effects of the COVID-19 pandemic;
•

our ability to reopen our restaurants for in-person dining, and thereafter to reestablish and maintain satisfactory guest count levels and maintain or increase sales and operating margin in our restaurants under varying economic conditions;

•	the effect of higher commodity prices, unemployment and other economic factors on consumer demand as a result of COVID-19;
•	COVID-19-related increases in food input costs or product shortages and our response to them;
•	our ability to comply with new and existing financial covenants under our loan agreement and to borrow available amounts under our revolving line of credit;
•	our ability to defer lease or contract payments or otherwise obtain concessions from landlords, vendors and other parties in light of the impact of the COVID-19 pandemic;
•	the impact of pandemics, such as outbreaks of viruses, foodborne illnesses or other diseases;
•	the impact of, and our ability to adjust to, general economic conditions and changes in consumer preferences;
•

our ability to open new restaurants and operate them profitably, including our ability to locate and secure appropriate sites for restaurant locations, obtain favorable lease terms, attract guests to our restaurants or hire and retain personnel;

•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations and any other future concept locations;
•	the significant competition we face for guests, real estate and employees;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at our existing restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of changes in new information and attitudes regarding health and diets;
•	the impact of proposed and future government regulation and changes in healthcare, labor, including minimum wage rates, and other laws;
•	our ability to utilize and manage social media;
•	our expectations regarding litigation or other legal proceedings or claims;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our credit facility, our level of indebtedness and any future indebtedness;
•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including tradenames;

•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of our ongoing process to review strategic alternatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of adverse weather conditions, including hurricanes and other weather-related disturbances;
•	the impact of store closures, decreased business levels and property damage related to civil disturbances;
•	factors that are under the control of third parties, including governmental agencies; and
•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 filed with the SEC on March 13, 2020, as amended on April 17, 2020 (the “2019 Annual Report”), in subsequent filings and in Part II, Item 1A. Risk Factors of this report.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in the 2019 Annual Report and this report.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results including the economic impact of the ongoing COVID-19 pandemic.  Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in the 2019 Annual Report, in subsequent filings and in Part II, Item 1A. Risk Factors of this report.  All forward-looking statements are expressly qualified in their entirety by these cautionary statements.  You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.  Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. We expressly disclaim any intent or obligation to update these forward-looking statements.

Dollar amounts within this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands except for average weekly sales per restaurant, average weekly same store sales per restaurant and average check per guest.

Overview

The Company, as the sole managing member of its subsidiary J. Alexander’s Holdings, LLC, owns and operates complementary upscale dining restaurants including: J. Alexander’s, Redlands Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”).  For more than 29 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2018, we successfully converted one of our previous J. Alexander’s locations in Kansas to the Overland Park Grill.  In 2019, we opened Merus Grill in Houston, Texas.  Each of these locations offers a contemporary American menu.

During the second quarter of 2020, the Company made the decision not to reopen the Lyndhurst Grill location in Cleveland, Ohio, after a review of its projected and historical financial performance. This location was required to be closed in mid-March 2020 due to COVID-19 related traffic limitations unique to that specific restaurant and remained closed.

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

We believe our restaurants deliver on our guests’ desire for freshly-prepared, high quality food and exemplary service in a restaurant with architecture and design that varies from location to location.  Through our combination with Stoney River and opening new restaurants, we have grown from 33 restaurants across 13 states in 2012 to 46 restaurants across 16 states as of June 8, 2020.  Our financial performance has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants, and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our restaurants, grow our sales and improve our profitability by:

•	leveraging our new carry-out platform to drive off-premise sales both during the COVID-19 restriction period and on a long‑term incremental basis;
•	increasing our same store guest counts and sales through providing high quality food and service;
•	pursuing new restaurant development in the long-term;
•	potentially expanding beyond our current existing restaurant concepts; and
•	improving our margins and leveraging infrastructure.

The most recent restaurant openings include a Merus Grill in Houston, Texas, during November 2019 and a new Stoney River restaurant in Troy, Michigan, during October 2018.  Additionally, the Company announced the signing of two leases to open a new Redlands Grill in San Antonio, Texas, and a new J. Alexander’s restaurant in Madison, Alabama.  We currently anticipate that the new Redlands Grill location will open in late 2020 while the J. Alexander’s restaurant in Madison, Alabama is slated to begin operations in 2021.  The opening of the Madison, Alabama, location has been delayed from its previously anticipated opening in 2020 due to the Company’s decision to limit capital expenditures in 2020 in response to COVID-19.  Our restaurants often have a slower ramp up than many other restaurant groups due to our reliance on repeat business from a relatively small group of guests within each market.  Having opened seven restaurants since the beginning of 2016, all of which are at different stages of maturity, our near-term focus will be on building guest traffic and sales at certain of the newer locations while we continue to evaluate promising opportunities for new restaurant development as well as react to the impact of COVID-19 on our liquidity and restaurant performance in the near‑term.

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

Recent Developments and Trends Impacting our Business

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the United States declared it a national public health emergency.  As a result, we have experienced substantial disruptions in our operations including, but not limited to, suggested and mandated social distancing and stay-at-home orders, limited staffing and to-go only service in our restaurants and temporary restaurant closings. In states where social distancing requirements are beginning to be reduced, the Company continues to be impacted by orders that restrict capacity in its dining rooms.  Each of these factors have limited our ability to generate revenue impacting results from operations and cash flows during the first quarter and second quarter of 2020, and may continue to do so for an extended period of time depending on the length of the pandemic and how significantly it affects the economy including guests’ propensity to spend disposable income or changes in consumer habits due to fear of contracting the virus in public or as a result of unemployment. The Company was required to keep its dining rooms closed for a significant portion of the second quarter. Further, we expect that most, if not all, of our restaurants will operate on a limited-capacity basis for the balance of the second quarter in response to orders issued by government officials in an effort to limit the spread of COVID-19. The Company is also closely monitoring the impact of the pandemic on all aspects of its business, including on guests, employees, suppliers, vendors, landlords, distribution channels and other business partners.

As a result of factors noted above, the Company has taken steps to modify its operations, where necessary, for a limited period of time, including pivoting to a carry-out model as a means of generating revenue and cash flow and reopening dining rooms at a limited capacity in compliance with state and local government guidelines. We have made employee and guest health and safety our number one priority as we serve our guests during these uncertain times.  We have provided personal protective equipment, such as masks, gloves and hand sanitizer to our team members, and we are checking employee temperatures daily. We are also observing social distancing requirements and routinely sanitizing high-touch surface areas in our restaurants. We have sought to develop menus that are friendly to an off-premise model providing guests with appetizers, salads, entrées, sides, wine, family meal kits that can be prepared at home and “butcher shop” style beef offerings. Restaurant and corporate management have evaluated, and continue to evaluate, ways to curtail spending including an ongoing review of operations to maximize efficiency, adjusting restaurant-level labor and reducing purchases of inventory to align with new levels of demand, limiting discretionary operating expenses including business travel, suspending all non-essential capital expenditures, and negotiating the deferral of new restaurant capital expenditures with contractors in addition to certain rent, insurance, tax and debt payments where possible.  The Company also made the difficult decision to furlough restaurant employees that were not able to assist with the Company’s carry-out program until their applicable restaurant can resume dine-in operations at a volume which would warrant a resumption of normal staffing levels. Additionally, the Company has held, and will continue to engage in, discussions with its lender to further enhance its liquidity including the full draw down on its available lines of credit in March 2020 as well as negotiating for modifications of these credit facilities during the second quarter of 2020 in order to make additional funds available for operations.  The remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses a number of ways our business has been impacted by COVID-19.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the 18th month of operations.  Our same store restaurant base consisted of 45 restaurants at March 29, 2020.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.  This measure highlights the performance of existing restaurants, as the impact of new restaurant openings and closed locations is excluded.

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

Average Check.  Average check is calculated by dividing total restaurant sales by guest counts for a given time period.  Total restaurant sales include food, alcohol and beverage sales. Average check is influenced by menu prices and menu mix.  Management uses this indicator to analyze trends in guests’ preferences, the effectiveness of menu changes and price increases on per guest expenditures.

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

Restaurant Labor and Related Costs.  Restaurant labor and related costs includes restaurant management salaries, hourly staff payroll and other payroll-related expenses, including management bonus expenses, vacation pay, payroll taxes, emergency sick leave pay, fringe benefits and health insurance expenses.

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

Seasonality

Our business is subject to seasonal fluctuations.  Historically, the percentage of our annual revenues earned during the first and fourth quarters has been higher due, in part, to increased gift card redemptions, guest traffic and private dining during the year-end holiday season.  In addition, we operate on a 52-week or 53-week fiscal year that ends on the Sunday closest to December 31st. Each quarterly period includes 13 weeks of operations, except for a 53-week year when the fourth quarter has 14 weeks of operations.  Fiscal year 2020 is a 53-week year. As many of our operating expenses have a fixed component, our operating income and operating income margins have historically varied from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter, or for the full fiscal year.

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	March 29,	March 31,	Percent Change
(Unaudited)	2020	2019	2020 vs. 2019

Net sales	$56,972	$64,734	(12.0)%
Costs and expenses:
Cost of sales	18,567	20,528	(9.6)
Restaurant labor and related costs	20,338	19,550	4.0
Depreciation and amortization of restaurant property and equipment	3,094	2,929	5.6
Other operating expenses	11,954	12,684	(5.8)
Total restaurant operating expenses	53,953	55,691	(3.1)
Transaction expenses	689	-	NCM
General and administrative expenses	4,740	4,756	(0.3)
Goodwill impairment charge	15,737	-	NCM
Long-lived asset impairment charges and restaurant closing costs	689	-	NCM
Pre-opening expenses	19	21	(9.5)
Total operating expenses	75,827	60,468	25.4
Operating (loss) income	(18,855)	4,266	NCM
Other (expense) income:
Interest expense	(116)	(186)	(37.6)
Other, net	(8)	66	(112.1)
Total other expense	(124)	(120)	3.3
(Loss) income from continuing operations before income taxes	(18,979)	4,146	NCM
Income tax benefit (expense)	1,387	(239)	NCM
Loss from discontinued operations, net	(52)	(59)	(11.9)
Net (loss) income	$(17,644)	$3,848	NCM %

Note:  NCM means not considered meaningful

	Quarter Ended
As a Percentage of Net Sales:	March 29,	March 31,
	2020	2019
Costs and expenses:
Cost of sales	32.6%	31.7%
Restaurant labor and related costs	35.7	30.2
Depreciation and amortization of restaurant property and equipment	5.4	4.5
Other operating expenses	21.0	19.6
Total restaurant operating expenses	94.7	86.0
Transaction expenses	1.2	-
General and administrative expenses	8.3	7.3
Goodwill impairment charge	27.6	-
Long-lived asset impairment charges and restaurant closing costs	1.2	-
Pre-opening expenses	0.0	0.0
Total operating expenses	133.1	93.4
Operating (loss) income	(33.1)	6.6
Other (expense) income:
Interest expense	(0.2)	(0.3)
Other, net	(0.0)	0.1
Total other expense	(0.2)	(0.2)
(Loss) income from continuing operations before income taxes	(33.3)	6.4
Income tax benefit (expense)	2.4	(0.4)
Loss from discontinued operations, net	(0.1)	(0.1)
Net (loss) income	(31.0)%	5.9%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's / Grill Restaurants	34	33
Stoney River Steakhouse and Grill	13	13

Average weekly sales per restaurant:
J. Alexander's / Grill Restaurants	$101,400	$117,300
Percent change	(13.6)%
Stoney River Steakhouse and Grill	$72,400	$85,200
Percent change	(15.0)%

Average weekly same store sales per restaurant:
J. Alexander's / Grill Restaurants	$102,300	$117,300
Percent change	(12.8)%
Stoney River Steakhouse and Grill	$72,200	$84,500
Percent change	(14.6)%

Net Sales

Net sales decreased by $7,762, or 12.0%, in the first quarter of 2020 compared to the first quarter of 2019 due primarily to the COVID-19 related dining room closures that began occurring on March 16, 2020, and continued over the course of the following week. These closures resulted in the Company pivoting to a carry-out only program for the remainder of the quarter which significantly limited sales volumes during the affected weeks. The Company recorded a sales increase during the first two periods (each four-week months) of 2020 of $1,365 relative to the same two periods of 2019.  However, during the third period (a five-week month) of the quarter, the Company recorded a sales decrease of $9,118 relative to the same period in 2019. The Company also recorded decreased gift card breakage of $9 during the first quarter of 2020 relative to the same quarter in 2019.

Average weekly same store sales at J. Alexander’s / Grill restaurants for the first quarter of 2020 decreased by 12.8% to $102,300, compared to $117,300 in the first quarter of 2019. Average weekly same store sales at Stoney River restaurants for the first quarter of 2020 decreased by 14.6% to $72,200 compared to $84,500 in the first quarter of 2019.  During the first two months of 2020, average weekly same store sales at the J. Alexander’s / Grill restaurants increased by 2.1% but decreased by 1.4% at the Stoney River restaurants compared to the same periods in 2019, respectively. This is partly due to the fact that Stoney River experienced the effects of COVID-19 on sales earlier than the J. Alexander’s / Grill restaurants as cancellations related to private dining and business travel and functions began prior to the dining room closures in March 2020.  During the third month of 2020, when widespread mandatory closures of our dining rooms occurred in response to COVID-19, average weekly same store sales at the J. Alexander’s / Grill and Stoney River restaurants decreased by 37.0% and 37.2%, respectively, compared to the same period in 2019.

At J. Alexander’s / Grill restaurants, the average check per guest, including alcoholic beverage sales, increased by 2.1% to $33.09 in the first quarter of 2020 from $32.40 in the first quarter of 2019.  For the 33 locations in the same store base of restaurants, the average check per guest increased by 1.9% for the first quarter of 2020 relative to the same period of 2019. Management estimates that menu prices increased by approximately 1.9% during the first 11 weeks of the first quarter of 2020 compared to the corresponding period of 2019. This percentage was only minimally impacted by the decrease in menu prices and shift in product mix that resulted from dining room closures due to COVID-19 during the last two weeks of the 2020 quarter.  Management estimates that weekly average guest counts decreased by approximately 14.6% in the first quarter of 2020 compared to the corresponding period of 2019 within the same store base of restaurants. On a consolidated basis, management estimates that weekly average guest counts decreased by approximately 15.5% in the first quarter of 2020 compared to the same period of 2019.  Each of the guest count decreases noted above can be primarily attributed to limited restaurant operations during the third period of the quarter caused by the COVID-19 pandemic.

At Stoney River, the average check per guest, including alcoholic beverage sales, remained the same at $42.67 in both the first quarter of 2020 and the first quarter of 2019.  For the 12 locations in the same store base of restaurants, the average check per guest increased by 0.2% to $43.18 during the first quarter of 2020 compared to $43.10 in the corresponding period of 2019.  Management estimates that menu prices increased by 2.5% during the first 11 weeks of the first quarter of 2020 compared to the corresponding period of 2019. This percentage was only minimally impacted by the decrease in menu prices and shift in product mix that resulted from dining room closures due to COVID-19 during the last two weeks of the 2020 quarter. Management estimates that weekly average guest counts decreased by approximately 15.0% within the same store base of restaurants during the first quarter of 2020 compared to the same period of 2019.  On a consolidated basis, management estimates that weekly average guest counts decreased by approximately 15.3% for the first quarter of 2020 compared to the corresponding period of 2019.  Similar to the J. Alexander’s / Grill restaurants, each of the guest count decreases at our Stoney River locations can be primarily attributed to limited restaurant operations during the third period of the quarter caused by the COVID-19 pandemic.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 94.7% of net sales in the first quarter of 2020 from 86.0% of net sales in the first quarter of 2019.  The increase in the first quarter of 2020 compared to the corresponding period of 2019 was due to lower same store sales during the quarter as well as higher restaurant operating expenses, partially due to the COVID-19 pandemic.

Cost of sales, which includes the cost of food and beverages, increased to 32.6% of net sales for the first quarter of 2020 from 31.7% of net sales in the first quarter of 2019. The increase during the first quarter of 2020 is largely due to the effect of lower same store sales compared to the first quarter of 2019. In addition, selected offerings under the Company’s carry-out program were marketed at a price point intended to quickly move product and, as such, did not reflect margins typical of the Company’s historical menu offerings. Management estimates that deflation in total food costs was approximately 1.1% and 0.8% in the first quarter of 2020 for J. Alexander’s / Grill and Stoney River restaurants, respectively.  Management also estimates that inventory waste of approximately $125 related to the COVID-19 dining room closures caused cost of sales to be higher during the first quarter of 2020.

Beef purchases represent the largest component of consolidated cost of sales and comprise approximately 30% of this expense category.  We purchase beef at weekly market prices.  Prices paid for beef within the J. Alexander’s / Grill restaurants were lower in the first quarter of 2020 compared to the same period of 2019 by approximately 0.4%.  At Stoney River, prices paid for beef decreased approximately 1.2% in the first quarter of 2020 compared to the same period of 2019.  Our beef purchases currently remain subject to variable market conditions.  The Company believes that the potential disruptions to its supply chain, particularly with regard to beef coupled with increasing input costs could have a significant impact on its operations during the balance of fiscal year 2020.

Restaurant labor and related costs totaled 35.7% and 30.2% of net sales in the first quarters of 2020 and 2019, respectively. The increase noted during the first quarter of 2020 was primarily due to the effect of lower same store sales during the first quarter of 2020 compared to the same quarter in 2019 and additional labor costs associated with the hourly team member Emergency Sick Leave Policy (“ESLP”), which provided for up to two weeks of paid leave for hourly team members who were either infected by COVID-19 or employed at a restaurant that closed its dining room in response to the COVID-19 pandemic. Under the terms of the ESLP, hourly employees were paid the higher of their normal hourly rate or the federal minimum wage for the average hours worked over the previous eight-week period.  This resulted in certain employees receiving the federal minimum wage rate who otherwise would have been paid at the tipped minimum wage rate effective within their respective state. During the first quarter of 2020, the Company incurred approximately $2,050 in costs related to continuing benefits and ESLP payments made to its furloughed staff members as a result of the COVID-19 pandemic.

Depreciation and amortization of restaurant property and equipment increased by $165, or 5.6%, for the first quarter of 2020 compared to the corresponding period of 2019.  The increase noted during the first quarter of 2020 relative to the same period in 2019 was partially due to the Merus Grill restaurant that opened in Houston, Texas during the fourth quarter of 2019.  Further, we recorded additional depreciation expense associated with fixed asset additions for restaurant remodels which occurred during the latter part of 2019.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, totaled 21.0% and 19.6% of net sales in the first quarter of 2020 and 2019, respectively.  The Company recorded increased expense as a percentage of net sales associated with rent, property taxes, utilities and repairs and maintenance which were partially offset by decreases in contract service and maintenance, guest comps and other miscellaneous costs.  The increased expense as a percentage of sales was also a result of lower same store sales compared to the same quarter of 2019 for the reasons discussed above.

Transaction Expenses

Transaction expenses totaled $689 and $0 for the quarters ended March 29, 2020 and March 31, 2019, respectively. Expenses incurred in 2020 include legal, other professional and consulting fees related to the ongoing evaluation of strategic alternatives.  During the first quarter of 2020, the Company announced that given the uncertainties in the business community, the restaurant industry and the financial markets, the ongoing review of strategic alternatives by the Company’s Board of Directors (the “Board”) will not be completed until these uncertainties are resolved.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, equity compensation expenses and other costs incurred above the restaurant level, decreased by $16, or 0.3%, in the first quarter of 2020 compared to the first quarter of 2019.  During the first quarter of 2020, the Company recorded decreased expense associated with incentive compensation and other professional services costs. Further, travel costs were reduced in response to the COVID-19 outbreak in an effort to conserve cash. These reductions in costs were partially offset by increased expense related to non‑cash share-based compensation for restricted share awards and performance share awards granted during the third quarter of 2019, other employee benefits, payroll processing fees, accounting and auditing fees, general insurance costs and restaurant management training salaries.

Asset Impairment Charges

In light of the recent decline in the market price of the Company’s common stock, the impact of mandated dining room closures on financial results, the expected reduction in economic activity in the near term, and the general economic and market volatility, the Company determined that these factors constituted an interim triggering event as of March 29, 2020, and in connection with the preparation of the financial statements included in this report, performed an impairment analysis with regard to its indefinite‑lived intangible assets, property and equipment (including its right-of-use assets for operating leases) and goodwill. As a result, the Company recorded impairment charges totaling $16,426 in the first quarter of 2020.

The Company performed a quantitative goodwill impairment test as of the balance sheet date utilizing a market approach which included observable market prices associated with the Company’s common stock price in determining a fair value for the Company and its reporting units. As a result of this test, the Company determined that the J. Alexander’s / Grill reporting unit’s carrying value exceeded its fair value as of March 29, 2020 to such an extent that the full write-off of goodwill in the first quarter of 2020 in the amount of $15,737 was appropriate. The effect of this conclusion is presented as a component of “Goodwill impairment charge” on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Additionally, the Company recorded a fixed asset impairment charge of $689 to state the assets at its Lyndhurst Grill location in Cleveland, Ohio, at their fair value as of March 29, 2020, which is presented as “Long-lived asset impairment charges and restaurant closing costs” on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the second quarter of 2020, the Company made the decision to permanently close this location after a review of its projected and historical financial performance. This location was also required to be temporarily closed beginning in mid‑March due to COVID-19 related traffic limitations unique to that specific restaurant which further impacted operating results. The Company assessed its other restaurant locations for indicators of impairment as of quarter-end and assessed recoverability of certain fixed assets as warranted.  No other impairment was identified as of March 29, 2020.

The Company also performed a quantitative impairment analysis relative to its indefinite-lived intangible assets as of March 29, 2020, and determined that the fair values of these assets substantially exceeded their carrying values and that no impairment existed as of March 29, 2020.

Pre-opening Expenses

For the quarters ended March 29, 2020 and March 31, 2019, pre-opening expenses of $19 and $21, respectively, were recorded. During the first quarter of 2020, the Company recorded pre-opening expenses associated with a new Redlands Grill in San Antonio, Texas, for which we began incurring rent expense as we took possession of the property in March 2020. Similarly, pre-opening expenses recorded during the first quarter of 2019 included rent expense associated with the Merus Grill in Houston, Texas as we took possession of the property in March 2019.

Other Income (Expense)

Interest expense decreased by $70, or 37.6%, in the first quarter of 2020 compared to the first quarter of 2019 due to the impact of debt service payments made during the course of the year lowering each principal balance relative to their outstanding balance in the prior year.  During March 2020, management drew down the remaining $17,000 of available capacity (at the time of the draw) under its credit facilities, and therefore incurred additional interest on this amount for a short period in the first quarter.  The additional interest on these funds during subsequent quarters in fiscal year 2020 will be significantly larger than interest expense incurred during the prior year.

Other, net decreased by $74 for the first quarter of 2020 compared to the corresponding period of 2019, respectively. The decrease was primarily related to the change in the fair value of the trading securities held in the “rabbi trust” (the “Trust”) discussed in greater detail below.

Income Taxes

We reported an income tax benefit of $1,387 for the quarter ended March 29, 2020 and income tax expense of $239 for the quarter ended March 31, 2019 reflecting the Company’s federal, state and local income tax liability or benefit, as applicable, for its allocable share of (loss) income of J. Alexander’s Holdings, LLC. The interim tax provision for the quarter ended March 29, 2020 was prepared on an actual effective tax rate basis for the quarter rather than on an estimated annual effective rate basis due to the fact that the Company has determined that a reliable estimate of the annual effective tax rate cannot be made as of the end of the first quarter.  The income tax benefit recognized for the quarter includes $106 of current benefit related to the carryback of calculated net operating losses (“NOLs”) for the first quarter of 2020 to prior years as allowed under the Coronavirus Aid, Relief, and Economic Security Act.  The actual net effective tax rate for the first quarter of 2020 was impacted by the nondeductible book goodwill impairment charge recorded during the quarter, partially offset by the Federal Insurance Contribution Act (“FICA”) tip credit, state income taxes, the anticipated carryback of the NOLs generated during the quarter to prior years, including the impact of the correction of the qualified improvement property regulations on the anticipated carryback, and other items. For the first quarter of March 31, 2019, the net effective tax rate included the impact of the FICA tip credit and other credits, partially offset by state income taxes and certain non-deductible expenses. The decrease in recorded income taxes of $1,626 in the first three months of 2020 compared to the same period of 2019 was primarily due to the loss from continuing operations before income taxes of $18,979 compared to income from continuing operations before taxes of $4,146 recorded during the first quarter of 2019.

Discontinued Operations

Losses from discontinued operations totaling $52 and $59 for the quarters ended March 29, 2020 and March 31, 2019, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement for a closed location to which the Company remains a party.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of March 29, 2020, cash and cash equivalents totaled $24,818.

Our liquidity has been impacted by the government mandated closure of dining rooms in response to the COVID-19 pandemic. The most immediate impact has been to cash flows from operations which were significantly reduced as all our restaurants were operating under a carry-out only model for a period of time. As of June 8, 2020, all of our restaurants have been permitted to resume in-person dining, subject to varying capacity restrictions and we have continued carry-out services in all of our restaurants. While the Company quickly pivoted to this model to generate sales when dining room closures began, this approach inherently limits our guest traffic relative to historical levels. As of the date of this report, most of our restaurants have opened their dining rooms at limited capacities in accordance with applicable state and local mandates.  To supplement our cash on hand, in March 2020, the Company drew down the remaining $17,000 of available capacity (at the time of the draw) under the line of credit facilities discussed in detail below.  This was undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the disruption in operations and uncertainty resulting from the COVID-19 pandemic.  The proceeds from the credit draws are available to be used for general corporate purposes including working capital.  In April and May 2020, management was able to negotiate with the Company’s lender a modification to the payment terms of its existing debt delaying interest and principal due through June 2020 and modified financial covenants, as well as the expansion of its revolving line of credit which occurred in June 2020 and is discussed in detail below. Further, the Company has made targeted reductions in spending at its restaurants and within its corporate office, which has been discussed throughout this report. Any non-essential capital expenditures have been deferred as well as certain scheduled payments to preserve its cash on hand as uncertainty remains as to when government restrictions will be lifted, when restaurants will fully reopen and future business levels. Based on actions taken to date and projected future cash flows, we believe our cash on hand, expected cash flows from operations and available borrowings under the loan agreements with our lender will be sufficient to finance our capital expenditures and other operating activities for the next 12 months.

As of June 1, 2020, the Company has cash on hand of approximately $14,600.  During April 2020, the Company used cash of approximately $7,600, for a weekly cash burn rate of approximately $1,900. As most of the Company’s vendors are on 30-day payment terms, many payments funded in April 2020 were for March 2020 purchases which were more consistent with historical volumes, which negatively impacted the April 2020 cash burn rate. The Company has undertaken significant steps to reduce expenses since March 2020, and these steps, coupled with the growth in sales levels, have allowed the Company to reduce its weekly cash burn rate to approximately $480 during the month of May 2020. The Company continues to work to maximize restaurant operating margin at reduced sales levels and to negotiate agreements with certain landlords to abate or defer rental payments beginning in June 2020. The Company is currently forecasting the weekly cash burn rate to be approximately $550 to $580 under the current operating model commencing in June 2020 through the end of the third quarter. This amount includes capital expenditure commitments including the construction of one new location expected to open in the fourth quarter of 2020. Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants.  We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may also be adversely affected by a number of factors not specifically addressed above, but are described in detail in the 2019 Annual Report, under the heading “Risk Factors” and in Part II, Item 1A. Risk Factors of this report.

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the three-month periods ended March 29, 2020 and March 31, 2019:

	Quarter Ended
	March 29,	March 31,
	2020	2019

Net cash provided by (used in):
Operating activities	$1,830	$869
Investing activities	(1,565)	(1,704)
Financing activities	15,750	(1,256)
Net increase (decrease) in cash and cash equivalents	$16,015	$(2,091)

Operating Activities.  Net cash flows provided by operating activities increased to $1,830 for the first three months of 2020 from $869 for the corresponding period of 2019, an increase of $961.  Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first three months of 2020, net sales decreased by $7,753, which excludes the impact of the comparative decrease in gift card breakage of $9, relative to the corresponding period of 2019, and total restaurant operating expenses decreased by $1,738 compared to the first three months of 2019, resulting in a net decrease to cash flow from operations of approximately $6,015 due to limited restaurant operations caused by COVID-19.  This decrease was offset by a tenant incentive payment received in 2020 from our lessor at the Merus Grill restaurant in Houston, Texas, pursuant to the terms of the lease agreement, which totaled $790.  Additionally, transaction cost payments were approximately $4,596 lower during the first three months of 2020 compared to the corresponding period of 2019, which was primarily related to the Black Knight Advisory Services, LLC (“Black Knight”) termination fee paid in 2019 of $4,560.  Further, in the first quarter of 2019, the Company paid approximately $705 to Black Knight which represented the pro-rata portion of its consulting fees earned during 2018.  No such payment occurred in the first quarter of 2020.  Finally, as a result of the timing of certain payments at quarter‑end, our cash from operations was approximately $1,037 higher when compared to the 2019 quarter.

Investing Activities. Net cash used in investing activities for the first three months of 2020 totaled $1,565 compared to $1,704 in the corresponding period of 2019, with the 2020 use of cash being attributed to a restaurant remodel as well as routine additions at other locations.  Cash used in investing activities in the first three months of 2019 was attributed primarily to capital expenditures related to restaurant remodels that occurred at certain locations as well as routine additions at other locations.

Financing Activities. Net cash provided by financing activities for the first three months of 2020 totaled $15,750 compared to net cash used of $1,256 in the corresponding period of 2019.  Net cash provided by financing activities in the first quarter of 2020 included a $17,000 draw down of the Company’s lines of credit which represented all remaining available balances as of quarter-end.  The circumstances surrounding this draw down are discussed in detail below. This amount was partially offset by routine debt payments made during the quarter. Net cash used in financing activities in the first quarter of 2019 included debt service payments as well as a $6 payment for deferred financing fees related to the modification of our loan agreement discussed in detail below under “—Capital Resources—Credit Facility.”

Capital Resources

Long-term Capital Requirements

Our capital requirements are primarily dependent upon the pace of our growth plan and resulting new restaurants.  Our growth plan is dependent on many factors, including economic conditions, availability of capital resources, real estate markets, restaurant locations and the nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance in our existing restaurants as well as information technology and other general corporate capital expenditures.

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grill restaurant or Stoney River location, and anticipate that all new Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend approximately $700 per restaurant for pre-opening expenses and pre-opening rent expense and expect that such expenses will approximate $750 in fiscal year 2020.

With respect to the Company’s remodel program, we completed the remodel of our Stoney River Annapolis location during the first quarter of 2020 which resulted in $490 of capital expenditures. Historically, we have completed three to eight remodels each year at an average cost of approximately $425 per location.  However, due to the impact of COVID-19, the Company has suspended its remodel program for the remainder of 2020.

For fiscal year 2020, we currently estimate capital expenditure outlays will range between $8,000 and $10,000, approximately $6,000 to $7,000 of which will be spent in June through December 2020 net of any tenant incentives and excluding pre-opening costs.  These estimates include the planned opening of one J. Alexander’s / Grill restaurant during 2020 for which we are contractually obligated as well as only those capital expenditures necessary to maintain operations at our existing restaurants or those required for corporate purposes. These estimated capital expenditure amounts are included in our cash burn estimates above.

We believe that we can fund such expenditures with cash on hand, cash flows from operations and by the use of our loan agreements as necessary, depending upon the timing of expenditures.

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

On November 1, 2018, the Company’s Board authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first three months of 2020.

Short-term Capital Requirements

Our operations have not historically required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. As noted previously, COVID-19 has affected our ability to generate cash flow from operations due to mandated dining room closures and the resulting impact on guest traffic.  While the Company has taken, and will continue to take, measures to curtail its spending in step with the reduced cash flow, uncertainty remains as to when some of our dining rooms will be allowed to reopen, to what extent capacity will be limited once they do reopen and the level of guest traffic the restaurant will be able to generate once government mandated restrictions are lifted. These factors may negatively impact the Company’s working capital for an extended period of time. Our current obligations are to fund purchases of inventory and to make required payroll payments, tax payments, rental payments and to fund the purchase of other required operating payments such as for insurance, building maintenance, utilities and other items necessary to operate our restaurants. We had a working capital surplus of $4,340 at March 29, 2020 due to the credit draw near the end of the quarter which increased our cash balances, compared to a deficit of $13,134 at December 29, 2019.

Credit Facility

The Company currently has four separate notes under its Second Amended and Restated Loan Agreement (“Loan Agreement”) with Pinnacle Bank. The borrower under the Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, assets sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements. As of March 29, 2020, the Loan Agreement consisted of the following:

•

A $1,000 revolving line of credit (“Revolving Line of Credit”) that matures on September 3, 2021, and which may be used for general corporate purposes (which may be expanded at our option up to $16,000, as modified during the second quarter of 2020 as detailed below).

•	A $5,000 term loan (“Mortgage Loan”) that matures on September 3, 2021.
•	A $20,000 development line of credit (“Development Line of Credit”) that matures on September 3, 2021.
•	A $10,000 term loan (“Term Loan”) that matures on September 3, 2021 (as modified during the second quarter of 2020 as detailed below).

The current balance of each of these credit facilities is set forth below.

In 2019, J. Alexander’s, LLC entered into two separate modification agreements with respect to the Loan Agreement with its lender. The first modification agreement (the “First Modification Agreement”) became effective on January 2, 2019, while the second modification agreement (the “Second Modification Agreement”) became effective on September 3, 2019.  The Loan Agreement previously provided that both the Development Line of Credit and the Term Loan would bear interest at 30-day LIBOR plus 2.20% and amounts borrowed under the Revolving Line of Credit and the Mortgage Loan would bear interest at 30-day LIBOR plus 2.50%.  The Revolving Line of Credit previously had a minimum interest rate of 3.25%, and the Mortgage Loan had minimum and maximum interest rates of 3.25% and 6.25%, respectively. Under the terms of the First Modification Agreement, effective January 2, 2019, all of the notes under the Loan Agreement bear interest at LIBOR plus a sliding interest rate scale determined by the maximum adjusted debt to EBITDAR ratio.  As of March 29, 2020, the interest rate was prospectively set at LIBOR plus 2.10%.

The Second Modification Agreement extended the maturity dates with respect to the Development Line of Credit, the Revolving Line of Credit and the Mortgage Loan to September 3, 2021.

During the second quarter of 2020, the Company entered into a modification agreement to the Term Loan, which defers the two remaining principal payments totaling $555 until the Term Loan’s new maturity date, which was also modified to be September 3, 2021. On September 3, 2021, this principal amount will be paid in full in addition to interest accrued during the relevant period.  With respect to interest payments in the interim, the Term Loan was modified to defer such payments until July 3, 2020 at which point monthly interest payments will resume through the September 3, 2021 maturity date.  Similar to the Term Loan, the Company also negotiated for the deferral of principal and interest payments related to the Mortgage Loan. The three principal payments otherwise due in April, May and June 2020 totaling $417 will now be paid when the loan matures on September 3, 2021 and interest payments on the Mortgage Loan, the Development Line of Credit and Revolving Line of Credit for the months of April, May and June 2020, were deferred, and interest payments will resume on July 3, 2020.

On June 5, 2020, the Company entered into a Third Amended and Restated Loan Agreement with Pinnacle Bank (the “Third Amended and Restated Loan Agreement”) which amended its Revolving Line of Credit to expand its capacity from $1,000 to a total of $16,000 by adding an accordion feature for the additional $15,000, with the additional capacity being available for general corporate purposes, including working capital and letters of credit. This amendment also required the Company to pledge the previously unencumbered five owned properties as collateral to the lender. The additional capacity is available for borrowing by the Company in amounts up to and including $5,000 per fiscal month beginning in the eighth fiscal month of 2020, with any amounts not borrowed during any particular period to be carried over to subsequent periods. Any advances on the expanded Line of Credit are contingent on the Company achieving certain levels of revenue on a trailing three-fiscal-month basis.  The Third Amended and Restated Loan Agreement was filed in its entirety as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2020. Borrowings under the Revolving Line of Credit under the Third Amended and Restated Loan Agreement bear interest at a rate of LIBOR plus 2.5%, with a floor for LIBOR of 1.5%, and will be payable quarterly beginning on September 3, 2020. All outstanding principal and interest under the Revolving Line of Credit will be due and payable on the maturity date of September 3, 2021.

As previously disclosed in the Company’s Form 8-K filed on March 24, 2020, during the first quarter of 2020, the Company announced it drew down the remaining $17,000 of available capacity (at the time of the draw) under the Development Line of Credit and the Revolving Line of Credit (the “Credit Draw”). Pursuant to the terms of the Loan Agreement discussed above, the borrowings bear interest at 30-day LIBOR plus a sliding interest rate scale determined by a maximum adjusted debt to EBITDAR ratio (following the Credit Draw, prospectively set at 30-day LIBOR plus 2.10% as of March 29, 2020).  The Credit Draw was undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of current disruption and uncertainty resulting from the COVID-19 outbreak. The proceeds from the Credit Draw are available to be used for general corporate purposes, including working capital.

Additionally, we disclosed in a Form 8-K filed on May 8, 2020 that, effective May 6, 2020, the Company entered into a waiver with Pinnacle Bank, which waived financial covenant compliance for existing financial covenants under the Loan Agreement beginning May 7, 2020 through the period ending July 4, 2021 (the “Waiver Period”), and implemented two new financial covenants. The Third Amended and Restated Loan Agreement also contains these new financial covenants that the Company is required to comply with during the Waiver Period (the “New Financial Covenants”). The New Financial Covenants require (i) minimum revenue of (a) at least $99,800 for the Company’s fiscal year ending January 3, 2021, (b) at least $118,400 on a four quarter trailing basis by April 4, 2021, and (c) at least $166,800 on a four quarter trailing basis by July 4, 2021, and (ii) a maximum adjusted debt to tangible net worth ratio of 0.80 or less, measured quarterly beginning September 27, 2020. In accordance with the Third Amended and Restated Loan Agreement, upon the expiration of the Waiver Period, the New Financial Covenants will terminate and the financial covenants revert back to (i) a fixed coverage charge ratio of not less than 1.25 to 1.0 and (ii) a maximum adjusted debt to EBITDAR ratio of not more than 4.0 to 1.0, consistent with the historical financial covenants in the Loan Agreement prior to the Company obtaining the waiver.  The Company projects to be in compliance with these New Financial Covenants through the Waiver Period.

The historical financial covenants that will be reinstated in the third quarter of 2021 after the Waiver Period and which were in place as of March 29, 2020 were as follows:

A fixed charge coverage ratio of at least 1.25 to 1 as of the end of any fiscal quarter based on the four quarters then ended must be maintained.  The fixed charge coverage ratio is defined in the Loan Agreement as the ratio of (a) the sum of net (loss) income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus non-cash share-based compensation expense minus the greater of either actual store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40 to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long-term debt and finance lease obligations made during such period, all determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

In addition, the maximum adjusted debt to EBITDAR ratio must not exceed 4.0 to 1 at the end of any fiscal quarter.  Under the Loan Agreement, EBITDAR is measured based on the then ending four fiscal quarters and is defined as the sum of net (loss) income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the term of the loans) in uninsured losses) plus an amount that in the determination of net (loss) income for the applicable period has been deducted for (i) interest expense; (ii) total federal, state, foreign, or other income taxes; (iii) all depreciation and amortization; (iv) rent payments; and (v) non-cash share-based compensation, all as determined in accordance with GAAP.  Adjusted debt is (i) funded debt obligations net of any short-term investments, cash and cash equivalents plus (ii) rent payments multiplied by seven.

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  J. Alexander’s, LLC was in compliance with the existing financial covenants as of December 29, 2019 and March 29, 2020.

At March 29, 2020, the amounts outstanding under the Development Line of Credit and the Revolving Line of Credit were $20,000 and $1,000, respectively, and were fully drawn on this date. At March 29, 2020, $4,167 was outstanding under the Mortgage Loan and an additional $555 was outstanding under the Term Loan.  At March 29, 2020, the Loan Agreement was secured by the real estate, equipment and other personal property of 12 restaurant locations with an aggregate net book value of $30,073.  As stated above, the Company has pledged additional collateral with an aggregated net book value of $10,287 in conjunction with the expansion of the revolving credit facility in May 2020.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 29, 2020, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of March 29, 2020, is as follows:

Wendy's restaurants (five leases)	$955
Mrs. Winner's Chicken & Biscuits restaurant (one lease)	326
Total contingent liability related to assigned leases	$1,281

The Company has never been required to pay any such contingent liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that management believes to be the most significant judgments and estimates used in the preparation of the Company’s Condensed Consolidated Financial Statements.  Judgments or uncertainties regarding the application of these policies could potentially result in materially different amounts being reported under different assumptions and conditions.  There have been no material changes to the critical accounting policies previously reported in the Consolidated Financial Statements and footnotes thereto for the fiscal year ended December 29, 2019 included in the 2019 Annual Report.

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

Item 1A. Risk Factors

The discussion of the Company’s business and operations should be read together with risk factors contained under the heading “Risk Factors” in our 2019 Annual Report, which describe various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition and results of operations, cash flows and prospects in a material adverse manner. As of the date hereof, there have been no material changes to the risk factors set forth in our 2019 Annual Report, except as follows:

The current novel coronavirus (COVID-19) pandemic (and other diseases, outbreaks, or pandemics) has disrupted and may further disrupt our business, and has affected and may further adversely affect our revenues, results of operations, cash flows, liquidity and financial condition.

The COVID-19 pandemic has affected and may continue to adversely affect our revenues, results of operations, cash flows, liquidity and financial condition. Commencing in March 2020 and continuing to the present, we are experiencing unprecedented effects of the COVID-19 pandemic, which has negatively impacted and may continue to negatively impact guest traffic at our restaurants, make it more difficult to staff our restaurants and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial closures of our affected restaurants, sometimes for prolonged periods of time. All of our currently-open restaurants temporarily shifted to a “to-go” operating model in March 2020, suspending dine-in services until applicable state and local governments determine it is safe for restaurants to resume such services. In addition, as our dining rooms have gradually begun to reopen, our restaurants have implemented limited service and modified hours. The Company has also determined that one of its locations, which closed in March 2020, will not reopen. Restaurants that are permitted to reopen for dining have and are expected to operate at decreased capacity to comply with social distancing requirements. As of June 8, 2020, all of our restaurants have been permitted to resume in-person dining, subject to varying capacity restrictions and we have continued carry-out services in all of our restaurants. As a result of these changes to our operations, we have experienced severe decreases in revenues, while continuing to incur significant levels of expenses. Further, we have new or additional competitors we may not otherwise face under normal operations, and we may not be able to successfully compete with such establishments.

Moreover, the COVID-19 pandemic has impacted, and may continue to impact, the greater economy, causing an economic downturn and generating uncertainty related to factors that may impact our business, such as timing of any economic recovery, changes in guest spending, and changes in consumer habits in light of job loss, lower discretionary income, and higher individual debt levels. The COVID-19 pandemic may also materially adversely affect our ability to implement our growth plans, including closures of existing restaurants, delays in opening new restaurants, and delaying our ongoing exploration of strategic alternatives. These changes have materially adversely affected our revenues, results of operations, cash flows, liquidity and financial condition, and may continue to materially adversely affect such aspects of our business, particularly if these changes continue for an extended period of time.

On June 5, 2020, we entered into the Third Amended and Restated Loan Agreement with our lender which expanded our revolving credit facility, with the additional capacity being available for borrowing subject to the Company achieving certain levels of net sales. We are also taking steps to defer payments to landlords and other parties in order to reduce our capital commitments and supplement our liquidity. We cannot assure you that we will be able to access the additional funds available under the Third Amended and Restated Loan Agreement or obtain any payment deferrals or contract concessions sought. If we are unable to obtain additional liquidity, our operations and financial condition may be adversely affected.

The long-term impact of this or any other pandemic remains uncertain, as viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which has adversely impacted our operations, and could further have longer-term adverse effects on our restaurant guest traffic or the ability to adequately staff our restaurants. Additionally, it is possible that we may experience some reputational harm due to our responses to the COVID‑19 pandemic that may negatively impact our business and results of operations. We will be adversely affected if government authorities impose longer-term restrictions on public gatherings, human interactions, operations of restaurants, or mandatory closures. Even if such measures are not implemented and a virus or other disease does not spread significantly after we reopen our restaurants, any continuing perceived risk of infection or health risk may adversely affect our business, cash flows, liquidity, financial condition and results of operations.  Further deterioration in our results from operations could prompt additional long-lived and intangible asset impairment charges, an increase in our valuation allowance relative to deferred tax assets or the write‑down of other assets recorded on the Company’s balance sheet.

The COVID-19 pandemic has disrupted our Board’s review of strategic alternatives.

As part of the Board’s previously announced review of strategic alternatives, the Company retained the investment banking firm of Piper Sandler in August of 2019 to assist the Company in its evaluation of strategic alternatives, with a particular focus on a sale of the entire company. The Board believed, and took into account the views of shareholders, that the small size of the Company made it inefficient to be a standalone publicly traded company. Piper Sandler ultimately contacted over 125 potential interested parties and through an exhaustive process, three interested parties emerged as serious potential acquirers. One of those parties was in advanced negotiations with the Company for an acquisition at a premium to the then current market price. The initial impacts of the COVID-19 pandemic led the potential acquirer to reduce its proposed purchase price twice and to insist on conditions relating to the performance of the Company. Ultimately, when government entities mandated the closure of the Company’s restaurants, except for limited carry-out, the Board determined that no transaction at a price that reflected the long-term value of the Company would be able to be consummated until the resolution of uncertainties about the pandemic and the return of the Company’s business to satisfactory levels. For the near term, the Company intends to focus on rebuilding its revenue base as its restaurants are able to reopen and increase capacity by providing an outstanding dining experience for its customers. The Board currently believes it will be sometime in 2021 before the Company can conclude its evaluation of strategic alternatives focusing on the potential sale of the Company.

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

10.1	Modification Agreement, dated April 15, 2020, by and between J. Alexander’s, LLC and Pinnacle Bank.

10.2	Waiver Letter, dated May 6, 2020, by and between J. Alexander’s, LLC and Pinnacle Bank.

10.3

Third Amended and Restated Loan Agreement, dated June 5, 2020, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.1 of Current Report on Form 8-K, filed June 9, 2020 (File No. 1-37473), is incorporated herein by reference).

10.4

Cooperation Agreement, dated April  20, 2020, by and between the Company, Ancora Advisors, LLC, Ancora Merlin Institutional LP, Ancora Merlin LP, Ancora Catalyst Institutional LP, Ancora Catalyst LP, Ancora/Thelen Small-Mid Cap Mutual Fund and Frederick DiSanto (Exhibit 10.1 of Current Report on Form 8-K, filed April 20, 2020 (File No. 1-37473), is incorporated herein by reference).

18.1	Preferability Letter from Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

XBRL (Extensible Business Reporting Language) The following materials from the Quarterly Report on Form 10-Q for the quarter ended March 29, 2020, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: June 9, 2020	/s/ Mark A. Parkey
Mark A. Parkey
President and Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2020	/s/ Jessica L. Hagler
Jessica L. Hagler
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)