Form 10-Q
period 2020-06-28
J. Alexander's Holdings, Inc.
filed 2020-08-06
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020

or

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

As of August 6, 2020, 15,011,676 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	June 28,	December 29,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$17,315	$8,803
Accounts and other receivables	2,504	2,035
Inventories	2,895	3,095
Prepaid expenses and other current assets	3,877	4,159
Total current assets	26,591	18,092
Other assets	5,941	5,698
Property and equipment, at cost, less accumulated depreciation and amortization of $69,493 and $64,967 as of June 28, 2020 and December 29, 2019, respectively	103,837	109,303
Right-of-use lease assets, net	74,023	70,277
Goodwill	-	15,737
Tradename and other indefinite-lived assets	25,648	25,648
Deferred income taxes, net	7,157	2,918
Deferred charges, less accumulated amortization of $371 and $343 as of June 28, 2020 and December 29, 2019, respectively	211	239
Total assets	$243,408	$247,912

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,171	$6,353
Accrued expenses and other current liabilities	7,965	9,389
Unearned revenue	2,964	4,111
Current portion of long-term debt	5,250	7,056
Current portion of lease liabilities	4,556	4,317
Total current liabilities	27,906	31,226
Long-term debt, net of portion classified as current and deferred loan costs	20,233	2,845
Long-term lease liabilities	80,104	75,883
Deferred compensation obligations	7,157	7,103
Other long-term liabilities	1,015	138
Total liabilities	136,415	117,195
Stockholders' equity:
Common stock, par value $0.001 per share: authorized 30,000,000 shares; issued and outstanding 15,011,676 shares as of June 28, 2020 and December 29, 2019, respectively	15	15
Preferred stock, par value $0.001 per share: authorized 10,000,000 shares; no shares issued and outstanding as of June 28, 2020 or December 29, 2019	-	-
Additional paid-in capital	104,964	104,056
Retained earnings	456	25,088
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	105,435	129,159
Non-controlling interests	1,558	1,558
Total stockholders' equity	106,993	130,717
Commitments and contingencies
Total liabilities and stockholders' equity	$243,408	$247,912

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Net sales	$27,602	$62,229	$84,574	$126,963
Costs and expenses:
Cost of sales	10,471	19,803	29,038	40,331
Restaurant labor and related costs	12,554	19,157	32,892	38,707
Depreciation and amortization of restaurant property and equipment	3,060	2,950	6,154	5,879
Other operating expenses	8,536	12,428	20,490	25,112
Total restaurant operating expenses	34,621	54,338	88,574	110,029
Transaction, contested proxy and other related expenses	(66)	651	623	651
General and administrative expenses	4,095	4,772	8,835	9,528
Goodwill impairment	-	-	15,737	-
Long-lived asset impairment charges and restaurant closing costs	178	-	867	-
Pre-opening expenses	72	125	91	146
Total operating expenses	38,900	59,886	114,727	120,354
Operating (loss) income	(11,298)	2,343	(30,153)	6,609
Other (expense) income:
Interest expense	(189)	(169)	(305)	(355)
Other, net	135	70	127	136
Total other expense	(54)	(99)	(178)	(219)
(Loss) income from continuing operations before income taxes	(11,352)	2,244	(30,331)	6,390
Income tax benefit (expense)	4,419	(18)	5,806	(257)
Loss from discontinued operations, net	(55)	(58)	(107)	(117)
Net (loss) income	$(6,988)	$2,168	$(24,632)	$6,016

Basic (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(0.47)	$0.15	$(1.67)	$0.42
Loss from discontinued operations, net	(0.00)	(0.00)	(0.01)	(0.01)
Basic (loss) earnings per share	$(0.48)	$0.15	$(1.68)	$0.41

Diluted (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(0.47)	$0.15	$(1.67)	$0.42
Loss from discontinued operations, net	(0.00)	(0.00)	(0.01)	(0.01)
Diluted (loss) earnings per share	$(0.48)	$0.15	$(1.68)	$0.41

Weighted-average common shares outstanding:
Basic	14,695	14,695	14,695	14,695
Diluted	14,695	14,735	14,695	14,715

Comprehensive (loss) income	$(6,988)	$2,168	$(24,632)	$6,016

See accompanying Notes to Condensed Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 29, 2019	15,011,676	$15	$104,056	$25,088	$1,558	$130,717
Share-based compensation	-	-	455	-	-	455
Net loss	-	-	-	(17,644)	-	(17,644)
Balances at March 29, 2020	15,011,676	15	104,511	7,444	1,558	113,528
Share-based compensation	-	-	453	-	-	453
Net loss	-	-	-	(6,988)	-	(6,988)
Balances at June 28, 2020	15,011,676	$15	$104,964	$456	$1,558	$106,993

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 30, 2018	14,695,176	$15	$96,272	$17,528	$7,844	$121,659
Cumulative effect of change in accounting policy (Note 10)	-	-	-	(1,257)	-	(1,257)
Share-based compensation	-	-	296	-	-	296
Cancellation of subsidiary Class B Units (Note 2 (h))	-	-	6,286	-	(6,286)	-
Net income	-	-	-	3,848	-	3,848
Balances at March 31, 2019	14,695,176	15	102,854	20,119	1,558	124,546
Share-based compensation	-	-	296	-	-	296
Net income	-	-	-	2,168	-	2,168
Balances at June 30, 2019	14,695,176	$15	$103,150	$22,287	$1,558	$127,010

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended
	June 28,	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(24,632)	$6,016
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	6,256	6,008
Share-based compensation expense	908	592
Asset impairment charges	16,426	-
Deferred income taxes	(4,239)	(789)
Other, net	122	120
Changes in assets and liabilities:
Accounts and other receivables	(469)	(233)
Prepaid expenses and other current assets	1,524	(26)
Accounts payable	1,074	(880)
Accrued expenses and other current liabilities	(1,424)	(5,455)
Lease right-of-use assets and liabilities	714	1,039
Other assets and liabilities, net	(24)	(920)
Net cash (used in) provided by operating activities	(3,764)	5,472

Cash flows from investing activities:
Purchase of property and equipment	(3,030)	(3,176)
Other investing activities	(236)	(122)
Net cash used in investing activities	(3,266)	(3,298)

Cash flows from financing activities:
Proceeds from borrowing under debt agreement	32,100	-
Payments on long-term debt	(16,350)	(2,500)
Other financing activities	(208)	(6)
Net cash provided by (used in) financing activities	15,542	(2,506)
Increase (decrease) in cash and cash equivalents	8,512	(332)
Cash and cash equivalents at beginning of period	8,803	8,783
Cash and cash equivalents at end of period	$17,315	$8,451

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$1,116	$819
Property and equipment obligations accrued at end of period	860	1,930
Cash paid for interest	109	327
Cash paid for income taxes	83	740

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

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

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants including J. Alexander’s, Redlands Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”).  At June 28, 2020 and December 29, 2019, the Company operated 46 and 47 restaurants, respectively, in 16 states. The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States. The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the quarter and six-month period ended June 28, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2021.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on March 13, 2020, and amended on April 17, 2020 (the “2019 Annual Report”).

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due to the global spread of a new strain of coronavirus ("COVID-19") and the related risks to the international community. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, and on March 13, 2020 the United States declared the pandemic a National Public Health Emergency.  In response, many states and jurisdictions in which the Company operates restaurants issued stay-at-home orders and other measures, including the closure of all in-restaurant dining, aimed at slowing the spread of the virus beginning in March 2020. These measures resulted in the closure of the Company’s dining rooms beginning in mid-March 2020 and a shift to an off-premise operations platform only until late April 2020 when certain states began to allow for partial reopening of dining rooms.  Dining room capacity restrictions remain in place at varying degrees through the date of this report.  As a result of the government-mandated restrictions and related public concerns, the Company’s net sales, results of operations and cash flows were negatively impacted in the second quarter and first half of 2020 due to significant reductions in guest counts. The Company has taken measures to increase its off-premise sales during the COVID-19 pandemic, including implementing its online ordering platform utilizing the services of ChowNow, introducing curbside service, menu innovation which includes family-style meals and butcher-shop sales of cook-at-home, hand-cut steaks and whole loins, and increasing digital marketing and email campaigns to drive guest awareness.

In addition to the decline in restaurant sales, the Company has also incurred approximately $3,275 of costs directly related to the COVID-19 pandemic in the six-month period ended June 28, 2020, which consists primarily of benefits and payments to furloughed restaurant employees for emergency sick leave, vacation and other sick leave benefits and related payroll taxes as well as inventory waste. Additionally, the Company has continued to incur expenses related to the ongoing operations of the restaurants as well as monthly rent and occupancy-related costs during the period that its restaurants were temporarily closed, or operating on an off-premise basis only or with limited capacity. The Company has implemented measures to reduce its costs and limit its cash outflows during the COVID-19 pandemic, including temporary reductions in staffing levels and related furloughs of restaurant-level hourly employees, elimination of certain positions at the Company’s corporate office, deferral or cancellation of significant capital expenditure projects, engaging in ongoing negotiations with vendors and landlords regarding deferral or abatement of rental and other contractual obligations and the deferral of tax payments where allowed.

The disruption in operations and reduction in restaurant sales also led the Company to consider the impact of the COVID-19 pandemic on the recoverability of its assets, including property and equipment, right-of-use assets for operating leases, goodwill and intangible assets, and others. Such impairment analyses resulted in the Company recording impairment charges totaling $16,426 for the six-month period ended June 28, 2020 and are discussed further in Note 2(m) below. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that additional impairments could be identified in future periods, and such amounts could be material.

To preserve financial flexibility, the Company drew the remaining $17,000 of available capacity (at the time of the draw) under its revolving credit facilities in March 2020. During April 2020, the Company also entered into deferral letter agreements with its lender to postpone principal and interest payments on its outstanding indebtedness for a period of 90 days and, in June 2020, an additional deferral letter was entered into to defer principal payments for an additional 90-day period. Additionally, the Company entered into a modification agreement in April 2020 to defer the maturity of, and interest payments under one of its term loans to September 2021. In June 2020, the Company entered into an amendment with its lender to increase the borrowing capacity under its revolving line of credit by an additional $15,000. Further, in May 2020, the Company obtained a waiver letter from its lender that waived existing financial covenants and instituted new financial covenants, which the Company expects to be in compliance with, through the period ending July 4, 2021. See Note 2(l) below for further information.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. Given the uncertainty surrounding the global economy and governmental restrictions on our operations, the Company cannot reasonably predict when its restaurants will be able to return to normal dining room operations. Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on its consolidated financial condition, liquidity and future results of operations, and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The Company does expect that its results of operations, cash flows and liquidity will be negatively affected by the pandemic, in some form, for the remainder of fiscal year 2020.

(c)	Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company as well as the accounts of its subsidiaries.  All intercompany profits, transactions, and balances between the Company and its subsidiaries have been eliminated.  It is the Company’s policy to reclassify prior year amounts to conform to the current year’s presentation for comparative purposes, if such a reclassification is warranted.

The Company is a holding company with no direct operations and that holds as its sole asset an equity interest in J. Alexander’s Holdings, LLC and, as a result, relies on J. Alexander’s Holdings, LLC to provide it with funds necessary to meet its financial obligations.
(d)	Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  The quarters and six-month periods ended June 28, 2020 and June 30, 2019 each included 13 and 26 weeks of operations, respectively.  Fiscal years 2020 and 2019 include 53 and 52 weeks of operations, respectively.
(e)	Discontinued Operations and Restaurant Closures

During the second quarter of 2020, the Company made the decision to permanently close the Lyndhurst Grill location in Cleveland, Ohio, on May 1, 2020 after a review of its projected and historical financial performance. This location was also required to be temporarily closed in mid‑March due to COVID-19-related traffic limitations unique to that specific restaurant which further impacted operating results.  Restaurant closing costs recorded during the second quarter of 2020 totaled $178 and included labor expenses incurred subsequent to closure, severance and other miscellaneous costs. Expenses associated with the closure of the Lyndhurst Grill restaurant have not been included in discontinued operations as its closure does not represent a strategic shift that will have a major effect on our operations and financial results.  As such, these restaurant closing costs have been included as a component of “Long-lived asset impairment charges and restaurant closing costs” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company entered into an agreement to sell this property in the second quarter of 2020. The sale is expected to close in the third quarter of 2020, subject to customary closing conditions.  As such, the Company has reclassified $1,242 of restaurant property and equipment to “Prepaid expenses and other current assets” from “Property and equipment, at cost, less accumulated depreciation and amortization” in the Condensed Consolidated Balance Sheets as of June 28, 2020.  The assets held for sale consist of land and building at their carrying amounts subsequent to the related long-lived asset impairment charge recorded during the first quarter of 2020 discussed in Note 2(m) below.

In addition, the Company remains party to a lease agreement for a location that was closed in 2013 and is accounted for as a discontinued operation.  The $55 and $58 losses from discontinued operations included in the quarters ended June 28, 2020 and June 30, 2019, respectively, and losses for the six-month periods ended June 28, 2020 and June 30, 2019 of $107 and $117, respectively, consist solely of exit and disposal costs for this location.
(f)	Transaction, Contested Proxy and other Related Expenses

Transaction, contested proxy and other related expenses totaled $(66) and $623 for the quarter and six-month period ended June 28, 2020, respectively. In the first quarter of 2020, the Company incurred legal fees, other professional fees and consulting fees related to the ongoing evaluation of strategic alternatives. The Company received a discount for legal services rendered during that period resulting in income for the second quarter of the year. During the first quarter of 2020, the Company announced that given the uncertainties in the business community, the restaurant industry and the financial markets as a result of COVID-19, the ongoing review of strategic alternatives by the Company’s Board of Directors (the “Board”) will not be completed until these uncertainties are resolved. Transaction, contested proxy and other related expenses for the second quarter and six-month period ended June 30, 2019 totaled $651. Expenses in 2019 include costs associated with both soliciting shareholder proxies for the Company’s 2019 annual meeting of shareholders as well as costs related to the evaluation of strategic alternatives.
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

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders.  As of each June 28, 2020 and December 29, 2019, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $1,558.  On February 28, 2019, in conjunction with the termination agreement (“Termination Agreement”) entered into in November 2018 between J. Alexander’s Holdings, LLC and Black Knight Advisory Services, LLC (“Black Knight”), the 1,500,024 Class B Units held by Black Knight were cancelled and forfeited for no consideration. Therefore, the Black Knight non‑controlling interest associated with their Class B Unit share-based compensation expense was reclassified to additional paid-in capital in the first quarter of 2019, and as of June 28, 2020 and December 29, 2019, non-controlling interests consist solely of the previously recognized non-cash compensation expense relative to the Class B Units held by management.  The Hypothetical Liquidation at Book Value method was used as of each of June 28, 2020 and June 30, 2019 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to those calculations, no allocation of net (loss) income was made to non-controlling interests for either of the quarters or six-month periods ended June 28, 2020 or June 30, 2019.
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

On November 1, 2018, the Board authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the current program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first half of 2020.

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

(l)   Debt

The Company is party to the Third Amended and Restated Loan Agreement, dated June 5, 2020, by and between J. Alexander’s, LLC and Pinnacle Bank, as amended (the “Loan Agreement”). As of June 28, 2020, the Loan Agreement consists of the following loans: (i) a $5,000 term loan that matures on September 3, 2021 (the “Mortgage Loan”), (ii) a $20,000 development line of credit that matures on September 3, 2021 (the “Development Line of Credit”), (iii) a $10,000 term loan that matures on September 3, 2021 (the “Term Loan”), and (iv) a $16,000 revolving line of credit that matures on September 3, 2021 (the “Revolving Line of Credit”).  At June 28, 2020, the amounts outstanding under the Development Line of Credit and the Revolving Line of Credit were $20,000 and $1,000, respectively. At June 28, 2020, $4,167 was outstanding under the Mortgage Loan and an additional $555 was outstanding under the Term Loan. The Loan Agreement includes the agreed terms of the April and May modifications discussed below.

During the first quarter of 2020, the Company announced it drew down the remaining $17,000 of available capacity (at the time of the draw) under the Development Line of Credit and the Revolving Line of Credit (the “Credit Draw”). Following the Credit Draw, debt outstanding under the Development Line of Credit and the Revolving Line of Credit totaled $21,000. Pursuant to the terms of the Second Amended and Restated Loan Agreement (the “Second Loan Agreement”), the borrowings under the Second Loan Agreement bore interest at 30-day LIBOR plus a sliding interest rate scale determined by a maximum adjusted debt to EBITDAR ratio (following the Credit Draw, set at 30-day LIBOR plus 2.10% as of June 28,

2020).  Interest rate terms with respect to the Development Line of Credit under the Loan Agreement are consistent with those stated in the Second Loan Agreement.  The new interest rate terms under the Revolving Line of Credit are discussed below. The Credit Draw was undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of current disruption and uncertainty resulting from the COVID-19 pandemic. The proceeds from the Credit Draw are available to be used for general corporate purposes, including working capital.

On April 15, 2020, the Company entered into a modification of the Second Loan Agreement impacting the Term Loan, which deferred the two remaining principal payments totaling $555 until the Term Loan’s new maturity date which was modified to be September 3, 2021. On September 3, 2021, this principal amount will be payable in full in addition to interest accrued during the relevant period.  With respect to interest payments in the interim, the Term Loan was modified to defer such payments until July 3, 2020 at which point monthly interest payments will resume through the September 3, 2021 maturity date.  Similar to the Term Loan, the Company also negotiated for the deferral of principal and interest payments related to the Mortgage Loan and executed deferral letters in both April 2020 and June 2020 to cause such deferrals. The principal payments otherwise due in April through September 2020 totaling $834 will now be payable when the loan matures on September 3, 2021 and interest payments will resume on July 3, 2020. The Company also reached an agreement with its lender in April 2020 to defer interest payments on its Development Line of Credit and Revolving Line of Credit for the months of April, May and June 2020, and interest payments will resume on July 3, 2020.

On June 5, 2020, the Company entered into the Loan Agreement with Pinnacle Bank which amended its Revolving Line of Credit to expand its capacity from $1,000 to a total of $16,000 by adding an accordion feature for the additional $15,000, with the additional capacity being available for general corporate purposes, including working capital and letters of credit. This amendment also required the Company to pledge the previously unencumbered five owned properties as collateral to the lender. The additional capacity is available for borrowing by the Company in amounts up to and including $5,000 per fiscal month beginning in the eighth fiscal month of 2020, with any amounts not borrowed during any particular period to be available for borrowing in subsequent periods. Any advances on the expanded Revolving Line of Credit are contingent on the Company achieving certain levels of revenue on a trailing three-fiscal-month basis. The Loan Agreement was included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2020. Borrowings under the Revolving Line of Credit under the Loan Agreement bear interest at a rate of LIBOR plus 2.5%, with a floor for LIBOR of 1.5%, and will be payable quarterly beginning on September 3, 2020. All outstanding principal and interest under the Revolving Line of Credit will be due and payable on the maturity date of September 3, 2021.

Effective May 6, 2020, the Company entered into a waiver with Pinnacle Bank, which waived financial covenant compliance for existing financial covenants under the Second Loan Agreement beginning May 7, 2020 through the period ending July 4, 2021 (the “Waiver Period”), and implemented two new financial covenants now included in the Loan Agreement (the “New Financial Covenants”). The New Financial Covenants require (i) minimum revenue of (a) at least $99,800 for the Company’s fiscal year ending January 3, 2021, (b) at least $118,400 on a four-quarter trailing basis by April 4, 2021, and (c) at least $166,800 on a four-quarter trailing basis by July 4, 2021, and (ii) a maximum adjusted debt to tangible net worth ratio of 0.80 or less, measured quarterly beginning September 27, 2020. In accordance with the Loan Agreement, upon the expiration of the Waiver Period, the New Financial Covenants will terminate and the financial covenants revert back to (i) a fixed coverage charge ratio of not less than 1.25 to 1.0 and (ii) a maximum adjusted debt to EBITDAR ratio of not more than 4.0 to 1.0, consistent with the historical financial covenants in the Second Loan Agreement prior to the Company obtaining the waiver. The Company projects to be in compliance with these New Financial Covenants through the Waiver Period. For additional information on the former financial covenants under the terms and conditions of the Second Loan Agreement, please see “Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10 – Debt” in the Company’s 2019 Annual Report.

On April 10, 2020 and April 15, 2020, respectively, J. Alexander’s, LLC and Stoney River Management Company, LLC each an indirect subsidiary of the Company, were each granted loans from Pinnacle Bank in the aggregate amounts of $10,000 and $5,100 pursuant to the Paycheck Protection Program under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), which was enacted March 27, 2020.  The Company believed its subsidiary operating companies were eligible for the loans in accordance with the special eligibility provisions for larger companies under provisions included in the CARES Act and the applicable implementing guidance issued by the U.S. Small Business Administration under the Paycheck Protection Program that was available at the time loan applications were submitted. The loans had been obtained to support the goal in the legislation of providing financial assistance to restaurant-level employees, including approximately 3,400 furloughed hourly employees that were not assisting with the Company’s carry-out programs at the time, and to restore the Company’s workforce as quickly as possible once dine-in operations could be safely resumed in accordance with applicable state and local government guidelines. However, as a result of additional guidance issued by the United States

Treasury Department and the U.S. Small Business Administration on April 23, 2020, the Company repaid both the $10,000 and $5,100 loans in full on April 29, 2020.

(m)  Goodwill Impairment and Long-lived Asset Impairment Charges

In light of the recent decline in the market price of the Company’s common stock, the impact of mandated dining room closures on financial results, the expected reduction in economic activity in the near term, and the general economic and market volatility, the Company determined that these factors constituted an interim triggering event as of the end of the Company’s first and second quarters of 2020, and performed impairment analyses with regard to its indefinite-lived intangible assets, property and equipment (including its right-of-use assets for operating leases) and goodwill. As a result, the Company recorded asset impairment charges totaling $16,426 in the first half of 2020.

The Company performed a quantitative goodwill impairment test as of March 29, 2020 utilizing a market approach which included observable market prices associated with the Company’s common stock price in determining a fair value for the Company and its reporting units. As a result of this test, the Company determined that the J. Alexander’s reporting unit’s carrying value exceeded its fair value to such an extent that the full impairment of goodwill in the first quarter of 2020 in the amount of $15,737 was appropriate. The effect of this conclusion is presented as a component of “Goodwill impairment charge” on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Additionally, the Company recorded a long-lived asset impairment charge of $689 to state the assets at its Lyndhurst Grill location in Cleveland, Ohio, at their fair value as of March 29, 2020, which is presented as “Long-lived asset impairment charges and restaurant closing costs” on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the second quarter of 2020, the Company made the decision to permanently close this location after a review of its projected and historical financial performance. This location was also required to be temporarily closed in mid‑March due to COVID-19-related traffic limitations unique to that specific restaurant which further impacted operating results. The Company assessed its other restaurant locations for indicators of impairment as of the quarter ended June 28, 2020 and assessed recoverability of certain fixed assets as warranted.  No additional impairment was identified as of June 28, 2020.

The Company also performed a quantitative impairment analysis in the first and second quarters of 2020 relative to its indefinite-lived intangible assets and determined that the fair value of these assets substantially exceeded their carrying values and no impairment existed as of June 28, 2020.

Note 3 – Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Quarter Ended		Six Months Ended
(Dollars and shares in thousands, except per share amounts)	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Numerator:
(Loss) income from continuing operations, net of tax	$(6,933)	$2,226	$(24,525)	$6,133
Loss from discontinued operations, net	(55)	(58)	(107)	(117)
Net (loss) income	$(6,988)	$2,168	$(24,632)	$6,016
Denominator:
Weighted average shares (denominator for basic (loss) earnings per share)	14,695	14,695	14,695	14,695
Effect of dilutive securities	-	40	-	20
Adjusted weighted average shares and assumed conversions (denominator for diluted (loss) earnings per share)	14,695	14,735	14,695	14,715

Basic (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(0.47)	$0.15	$(1.67)	$0.42
Loss from discontinued operations, net	(0.00)	(0.00)	(0.01)	(0.01)
Basic (loss) earnings per share	$(0.48)	$0.15	$(1.68)	$0.41
Diluted (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(0.47)	$0.15	$(1.67)	$0.42
Loss from discontinued operations, net	(0.00)	(0.00)	(0.01)	(0.01)
Diluted (loss) earnings per share	$(0.48)	$0.15	$(1.68)	$0.41

Note: Per share amounts may not sum due to rounding.

Basic (loss) earnings per share of common stock is computed by dividing net (loss) income by the weighted average number of shares outstanding for the reporting period.  Diluted (loss) earnings per share of common stock gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive.  We incurred a net loss for the quarter and six-month period ended June 28, 2020, and therefore, diluted shares outstanding equaled basic shares outstanding for each of these periods.

The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents, and the number of additional shares of common stock related to these Class B Units is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards are considered to be antidilutive as of and for the quarter and six-month period ended June 30, 2019, and, therefore, have been excluded from the diluted (loss) earnings per share calculations.

The number of additional shares of common stock related to stock option awards is calculated using the treasury stock method, if dilutive.  There were 1,495,750 stock option awards outstanding as of June 28, 2020 and June 30, 2019.  The dilutive impact of these awards on the number of weighted average shares in the diluted earnings per share calculation was 39,848 and 19,924 for the quarter and six-month periods ended June 30, 2019, respectively.

As of June 28, 2020, there were 264,000 and 52,500 restricted share awards and performance share awards outstanding, respectively. The performance condition associated with the performance share awards had not been met as of June 28, 2020. As noted above, the Company recorded a net loss for the quarter and six-month period ended June 28, 2020. As such, none of these outstanding awards were considered dilutive in either of these periods.  No such awards were outstanding as of June 30, 2019.

Note 4 – Income Taxes

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, eliminates the taxable income limit for certain net operating losses (“NOLs”) and allows businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years, loosens the business interest limitation under Internal Revenue Code Section 163(j) and fixes the qualified improvement property (“QIP”) regulations in the 2017 Tax Cuts and Jobs Act.   Additionally, the CARES Act provides for non-income tax-related relief such as refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. As a result of the CARES Act, the Company estimates that it will be able to obtain a tax refund from the carryback of NOLs expected to be generated in fiscal 2020, and it is currently in the process of quantifying the estimated total amount of that carryback. The Company also intends to take full advantage of the deferral offered for the employer-paid portion of social security taxes and the refundable employee retention tax credits. As of June 28, 2020, the Company has deferred the payment of $897 of social security taxes which are accrued as “Other long-term liabilities” in the Consolidated Balance Sheets. The Company continues to evaluate the various provisions of the CARES Act and their impact on its effective tax rate and its consolidated financial statements as a whole, but the Company does anticipate the impact for the full fiscal year 2020 could be significant.

The interim tax provision for the quarter and six-month period ended June 28, 2020 was prepared on an actual effective tax rate basis rather than on an estimated annual effective rate basis due to the fact that the Company has determined that a reliable estimate of the annual effective tax rate cannot be made. The Company recognized an income tax benefit of $4,419 and $5,806 for the quarter and six-month period ended June 28, 2020, respectively, which includes $1,477 and $1,583, respectively, of current benefit related to the carryback of calculated NOLs for the second quarter and first half of 2020 to prior years as allowed under the CARES Act.  The actual net effective tax rate for the first half of 2020 was 19.1% compared to 4.1% for the same period in 2019. The factors that caused the net effective tax rate to vary from the federal statutory rate of 21% for the six-month period ended June 28, 2020 primarily related to the impact of the nondeductible book goodwill impairment charge recorded during 2020, partially offset by the Federal Insurance Contribution Act (“FICA”) tip credit, state income taxes, the anticipated carryback of the NOLs generated during 2020 to prior years, including the impact of the correction of the QIP regulations on the anticipated carryback, and other items. For the six-month period ended June 30, 2019, the factors that caused the net effective tax rate to vary from the federal statutory rate included the impact of the FICA tip credit and other credits, partially offset by state income taxes and certain non-deductible expenses.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  In its assessment, the Company considers recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies.  The Company has evaluated the need for valuation allowances as of the six-month period ended June 28, 2020 and has determined that a valuation allowance of $307 was necessary relative to certain state net operating losses and other deferred tax assets which are not expected to be realized.  Management also determined at June 28, 2020 that it is more likely than not that the results of future operations and reversal of deferred tax liabilities will generate sufficient taxable income to realize the remaining deferred tax assets not covered by this valuation allowance. The Company will continue to assess the likelihood of the realization of its deferred tax assets, especially in light of the COVID-19 pandemic and related economic uncertainty, and the valuation allowance will be adjusted accordingly in future periods, if required.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these five leases at June 28, 2020 was approximately $875.  In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for one real property lease.  The total estimated amount of lease payments remaining on this lease at June 28, 2020 was approximately $303.  There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company.  Management believes any significant loss is remote.

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

Management does not believe that any of the legal proceedings pending against the Company and its subsidiaries as of the date of this report will have a material adverse effect on the Company’s liquidity, consolidated results of operations or financial condition.  The Company may incur liabilities, settle disputes, sustain judgments, or accrue expenses relating to legal proceedings in a particular fiscal year, which may adversely affect its consolidated results of operations, or on occasion, receive settlements that favorably affect its consolidated results of operations.

Note 6 – Fair Value Measurements

As of June 28, 2020 and December 29, 2019, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature.  The carrying amounts of long-term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates because of the close proximity of recent refinancing transactions to the dates of these unaudited Condensed Consolidated Financial Statements (Level 2).

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As discussed in Note 2(m) above, during the first quarter of fiscal year 2020, primarily due to the impacts of the COVID-19 pandemic, the Company determined that a triggering event had occurred requiring an impairment evaluation of its long-lived assets, indefinite‑lived intangible assets and goodwill. As a result of these analyses, the Company recorded a $689 impairment charge related to the long-lived assets at one restaurant location that management determined would be permanently closed (the Lyndhurst Grill location) and a $15,737 impairment charge related to the Company’s recorded goodwill. The impairment charges were measured based on the amounts by which the carrying values of the assets exceeded their relative fair values. No impairment was recorded for indefinite‑lived intangible assets as their fair values were determined to substantially exceed their carrying values. Fair values for goodwill and long-lived assets that were impaired during the first six-months of 2020 were estimated utilizing a market approach, and fair value estimates for indefinite-lived intangibles were determined based on an income approach. Fair value estimates utilized market participant assumptions reflecting all available information as of the impairment date. The fair value as of the impairment date associated with the impaired long‑lived assets at the Company’s Lyndhurst Grill location is approximately $1,245 (Level 2), and the fair value of goodwill is $0 (Level 3). No changes to these fair values were warranted at June 28, 2020. There were no non-financial assets measured at fair value on a non‑recurring basis as of December 29, 2019.

The Company updated its impairment analyses for its long-lived and indefinite-lived intangible assets as of June 28, 2020 as the Company continued to be impacted by the COVID-19 pandemic during the second quarter.  No additional impairment was recorded for long-lived or indefinite-lived intangible assets for the quarter ended June 28, 2020.

The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that additional impairments could be identified in future periods, and such amounts could be material.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	June 28, 2020
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$76	$-	$-
U.S. government obligations *	202	-	-
Corporate bonds *	2,344	-	-
Mutual and money market funds **	1,014	-	-
Cash surrender value - life insurance *	-	2,261	-
Total	$3,636	$2,261	$-

	December 29, 2019
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$71	$-	$-
U.S. government obligations *	300	-	-
Corporate bonds *	2,195	-	-
Mutual and money market funds **	833	-	-
Cash surrender value - life insurance *	-	2,253	-
Total	$3,399	$2,253	$-

* - As held in the Trust (as defined below). ** - As held in the 409a Trust (as defined below).

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

At June 28, 2020 and December 29, 2019, the Company held investments in mutual and money market funds classified as trading securities that were also held in a rabbi trust as of June 28, 2020 (the “409a Trust”) to support its future obligations to participants of its nonqualified deferred compensation plan, which are carried at fair value based on quoted market prices in active markets for identical assets (Level 1).

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU No. 2020-04”).  This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in ASU No. 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  An entity may elect to apply the amendments for contract modifications by the impacted Accounting Standards Codification (“ASC”) topic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued through December 31, 2022. Once elected for an ASC topic, the amendments in ASU No. 2020-04 must be applied prospectively for all eligible contract modifications for that ASC topic.  The Company continues to assess the potential impact of ASU No. 2020-04 on its unaudited Condensed Consolidated Financial Statements and related disclosures.

In April 2020, the staff of the FASB issued a question-and-answer document that stated that entities may elect to account for lease concessions related to the effects of the COVID-19 pandemic as though the rights and obligations for those concessions existed as of the commencement of the contract rather than as a lease modification. Lessees may make the election for any lessor-provided lease concession related to the impact of the COVID-19 pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company has made such election. See Note 10 – Leases below for additional discussion regarding rent concessions granted during the second quarter of 2020. While the impact to the Company’s Condensed Consolidated Financial Statements and related disclosures for the second quarter of 2020 was not material, the Company continues to have discussions and negotiations are ongoing with its landlords regarding future rent concessions which could become material.

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

Note 9 – Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented:

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Restaurant	$27,544	$62,154	$84,288	$126,651
Gift card breakage	58	75	286	312
Net sales	$27,602	$62,229	$84,574	$126,963

The Company recognized revenue associated with gift cards redeemed by guests of $379 and $914 during the quarters ended June 28, 2020 and June 30, 2019, respectively, and $1,813 and $2,429 during the six-month periods ended June 28, 2020 and June 30, 2019, respectively. Further, of the amounts that were redeemed during the six-month periods ended June 28, 2020 and June 30, 2019, $1,484 and $1,842, respectively, were recorded within unearned revenue at the beginning of each of the respective fiscal years.  Unearned revenue increased by $412 and $735 during the quarters ended June 28, 2020 and June 30, 2019, respectively, and by $953 and $1,347 during the six-month periods ended June 28, 2020 and June 30, 2019, respectively, as a result of gift cards sold.

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

During the first half of 2020, the Company took possession of the new restaurant location in San Antonio, Texas, the construction of which is scheduled to be completed during the fourth quarter of 2020. However, due to the current restrictions associated with the COVID-19 pandemic in Texas, coupled with the lead time associated with preparing a new location for opening, the Company has scheduled this restaurant to open in the first quarter of fiscal year 2021. The Company recorded a ROU asset in exchange for a new lease liability of $4,515. Further, the Company entered into a lease for a new restaurant location in Madison, Alabama, which it anticipates will also open during fiscal year 2021 but for which it has not yet taken possession.  Each of these leases include a lease term, including option periods, of 30 years.

The Company modified an existing lease related to its Stoney River Annapolis location during the first quarter of 2020, which included changes to the length of the lease’s option periods.  However, the total number of years between the two option periods remained the same, and the modification did not extend the total lease period beyond that which was agreed upon in the original lease.  While base rental payments remained unchanged, the breakpoint and percentages applicable to percentage rental payments were modified should the restaurant’s sales exceed such thresholds.  The amendment also provided for a lease incentive payment of $527 contingent upon certain conditions which were met by the Company. The lease incentive payment was recorded as a reduction to the ROU asset during the first quarter of 2020 and received in the second quarter of 2020.  As a result of the modification, the Company updated the incremental borrowing rate associated with the lease as of the date of the modification.

Additionally, in the second quarter of 2020, the Company modified the lease for its Redlands Grill location in Nashville to extend the upcoming renewal term of the lease to 10 years as well as adjust the rent payments that would have been made under the original lease agreement.  Pursuant to this modification, the Company also adjusted the incremental borrowing rate associated with the lease.

In the second quarter of 2020, the Company was granted COVID-19-related rent concessions for one of its locations in the form of rent abatement. Because the lease term of this location was also extended, the Company has elected to treat this concession as a lease modification, including updating the incremental borrowing rate, taking into consideration the recent guidance issued by the FASB in its Staff question-and-answer document regarding rent concessions related to the effects of the COVID-19 pandemic. The Company continues to have discussions and negotiations are ongoing with its landlords regarding future rent concessions.

The cash paid during the second quarter and first half of 2020 for amounts included in the measurement of lease liabilities totaled $2,208 and $4,427, respectively.

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

June 28,
2020
2020 (1)	$4,454
2021	9,536
2022	9,708
2023	9,744
2024	9,402
2025 and thereafter	94,946
Total minimum lease payments	137,790
Less: Imputed interest (2)	53,130
Present value of lease liabilities	$84,660

(1)  Excluding the 26 weeks ended June 28, 2020

(2) Amount necessary to reduce net minimum lease payments to present value calculated using our incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of Topic 842) or lease inception or modification date (for those leases entered into or modified after the adoption date).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

J. Alexander’s Holdings, Inc. (also referred to herein as the “Company”, “we”, “us” or “our”) cautions that certain information contained or incorporated by reference in this report and our other filings with the United States Securities and Exchange Commission (the “SEC”), in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions or strategies and regarding the future, including the impact of the novel coronavirus (“COVID-19”) pandemic, reopening of the Company’s restaurants, the Company’s cash burn rate, cost containment efforts, new restaurant openings and the Company’s plans to continue its review of strategic alternatives.  We expressly disclaim any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include, but are not limited to:

•	the health and financial effects of the COVID-19 pandemic;
•

our ability to keep our restaurants open for in-person dining, and thereafter to reestablish and maintain satisfactory guest count levels and maintain or increase sales and operating margin in our restaurants under varying economic conditions;

•

the impact of recent surges in positive COVID-19 cases on our operations, including potential future governmental mandates that could result in restaurant closures or suspension of dine-in services and our ability to staff our restaurants while adhering to quarantine guidelines;

•	the effect of higher commodity prices, unemployment and other economic factors on consumer demand as a result of COVID-19;
•	COVID-19-related increases in food input costs or product shortages and our response to them;
•	our ability to comply with financial covenants under our loan agreement and to borrow available amounts under our Revolving Line of Credit (as defined below);
•	our ability to defer lease or contract payments or otherwise obtain concessions from landlords, vendors and other parties in light of the impact of the COVID-19 pandemic;
•	the impact of, and our ability to pursue, any potential strategic alternatives in light of the impact of the COVID-19 pandemic;
•	the impact of pandemics, such as outbreaks of viruses, foodborne illnesses or other diseases;
•	the impact of, and our ability to adjust to, general economic conditions and changes in consumer preferences;
•

our ability to open new restaurants and operate them profitably, including our ability to locate and secure appropriate sites for restaurant locations, obtain favorable lease terms, attract guests to our restaurants or hire and retain personnel;

•	our ability to obtain financing on favorable terms, or at all;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations and any other future concept locations;
•	the significant competition we face for guests, real estate and employees;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our ability to increase sales at our existing restaurants and improve our margins at existing Stoney River restaurants;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of changes in new information and attitudes regarding health and diets;
•	the impact of proposed and future government regulation and changes in healthcare, labor, including minimum wage rates, and other laws;
•	our ability to utilize and manage social media;
•	our expectations regarding litigation or other legal proceedings or claims;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	operating and financial restrictions imposed by our loan agreement, our level of indebtedness and any future indebtedness;

•	the impact of the loss of key executives and management-level employees;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	the impact of any future impairment of our long-lived assets, including tradenames;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our expectations regarding the seasonality of our business;
•	the impact of adverse weather conditions, including hurricanes and other weather-related disturbances;
•	the impact of store closures, decreased business levels and property damage related to civil disturbances;
•	factors that are under the control of third parties, including governmental agencies; and
•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 filed with the SEC on March 13, 2020, as amended on April 17, 2020 (the “2019 Annual Report”), under “Risk Factors” discussed in our first quarter Form 10-Q for the quarter ended March 29, 2020 filed with the SEC on June 9, 2020, in subsequent filings and in Part II, Item 1A. Risk Factors of this report.

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

We believe our restaurants deliver on our guests’ desire for freshly-prepared, high-quality food and exemplary service in a restaurant with architecture and design that varies from location to location.  Through our combination with Stoney River and opening new restaurants, we have grown from 33 restaurants across 13 states in 2012 to 46 restaurants across 16 states as of August 6, 2020.  Our financial performance has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants, and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our restaurants, grow our sales and improve our profitability by:

•	leveraging our new carry-out platform to drive off-premise sales both during the COVID-19 restriction period and on a long‑term incremental basis;
•	increasing our same store guest counts and sales by providing high quality food and service;
•	pursuing new restaurant development in the long-term;
•	potentially expanding beyond our current existing restaurant concepts; and
•	improving our margins and leveraging infrastructure.

The most recent restaurant openings include a Merus Grill in Houston, Texas, during November 2019 and a Stoney River restaurant in Troy, Michigan, during October 2018.  Additionally, the Company announced the signing of two leases to open a new Redlands Grill in San Antonio, Texas, and a new J. Alexander’s restaurant in Madison, Alabama.  The Company is currently constructing the new Redlands Grill which is scheduled to be completed before the holiday season of 2020.  However, due to the current restrictions associated with the COVID-19 pandemic in Texas, coupled with the lead time associated with preparing a new location for opening, the Company has scheduled this restaurant to open in the first quarter of fiscal year 2021. The J. Alexander’s restaurant in Madison, Alabama, is also slated to begin operations in 2021.  The opening of the Madison, Alabama, location has been delayed from its previously anticipated opening in 2020 due to the Company’s decision to limit capital expenditures in response to COVID-19.  Our restaurants often have a slower ramp up than many other restaurant groups due to our reliance on repeat business from a relatively small group of guests within each market.  Having opened seven restaurants since the beginning of 2016, all of which are at different stages of maturity, our near-term focus will be on building guest traffic and sales at certain of the newer locations while we continue to evaluate promising opportunities for new restaurant development as well as react to the impact of COVID-19 on our liquidity and restaurant performance in the near‑term.

The locations that have been transitioned from a J. Alexander’s restaurant to a Redlands Grill, Lyndhurst Grill (now closed) or Overland Park Grill restaurant or opened as a Merus Grill restaurant have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures, and are collectively referred to herein as “J. Alexander’s / Grill” restaurants.

Recent Developments and Trends Impacting our Business

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the United States declared it a national public health emergency.  Since March 2020, we have experienced substantial disruptions in our operations including, but not limited to, temporary restaurant closings, reopening of restaurants at limited capacity, suggested and mandated social distancing and stay-at-home orders, limited staffing and to-go only service in our restaurants. Despite the fact that all of our locations’ dining rooms have been allowed to reopen during the second quarter, the Company continues to be impacted by governmental orders that restrict capacity in its restaurants.  Each of these factors have limited our ability to generate revenue impacting results from operations and cash flows during the first half of 2020, and may continue to do so for an extended period of time depending on the length of the pandemic and how significantly it affects the economy. There is significant uncertainty concerning consumer behavior, including guests’ propensity to spend disposable income or changes in consumer habits due to fear of contracting the virus in public or as a result of unemployment. Governmental mandates required the Company to keep its dining rooms closed for a significant portion of the second quarter with reopening dates varying by state or local municipality. Further, we expect that most, if not all, of our restaurants will operate on a limited-capacity basis for the balance of the third quarter in response to orders issued by government officials in an effort to limit the spread of COVID-19. The Company is also closely monitoring the impact of the pandemic on all aspects of its business, including on guests, employees, suppliers, vendors, landlords, distribution channels and other business partners.

As a result of factors noted above, the Company has taken steps to modify its operations, where necessary, for a limited period of time, including pivoting to a carry-out model as a means of generating revenue and cash flow and reopening dining rooms at a limited capacity in compliance with state and local government guidelines. We have made employee and guest health and safety our first priority as we serve our guests during these uncertain times.  We have provided personal protective equipment, such as masks, gloves and hand sanitizer to our team members, and we are checking employee temperatures daily. We are also observing social distancing requirements and routinely sanitizing high-touch surface areas in our restaurants. We have sought to develop menus that are friendly to an off-premise model providing guests with appetizers, salads, entrées, sides, wine, family meal kits that can be prepared at home and “butcher shop” style beef offerings at select restaurants. We have also implemented an online ordering platform to allow for ease of ordering and increase off-premises sales.  We have implemented contactless menus in all of our dining rooms and will be piloting contactless payments at certain locations in 2020. Restaurant and corporate management have evaluated, and continue to evaluate, ways to curtail spending including an ongoing review of operations to maximize efficiency, adjusting restaurant-level labor and reducing purchases of inventory to align with new levels of demand, limiting discretionary operating expenses including business travel, suspending all non-essential capital expenditures, and negotiating the deferral of new restaurant capital expenditures with contractors in addition to certain rent, insurance, tax and debt payments where possible. We have also eliminated certain positions at the Company’s corporate office during the second quarter of 2020. During the first quarter of 2020, we made the difficult decision to furlough restaurant employees that were not able to assist with the Company’s carry-out program, but have brought some of these employees back to their restaurant during the reopening process at a volume warranted by the allowed dine-in capacity, as applicable, until normal staffing levels can resume. Additionally, the Company has held, and will continue to engage in, discussions with its lender to further enhance its liquidity including the full draw down on its available lines of credit in March 2020 as well as negotiating for modifications of these credit facilities during the second quarter of 2020 in order to make additional funds available for operations. See the discussion contained in “Liquidity and Capital Resources – Credit Facility” below for additional information. Similarly, we have been in discussions with many of our landlords to pursue rent concessions for the remainder of the fiscal year in order to defer or abate rent payments in order to conserve cash. The remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses a number of ways our business has been impacted by COVID-19.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the 18th month of operations.  Our same store restaurant base consisted of 45 restaurants at June 28, 2020.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.  This measure highlights the performance of existing restaurants, as the impact of new restaurant openings and closed locations is excluded.

Measuring our same store restaurant sales allows us to evaluate the performance of our existing restaurant base. Various factors impact same store sales including:

•	COVID-19-related capacity restrictions and other effects of the COVID-19 pandemic;
•	consumer recognition of our restaurants and our ability to respond to changing consumer preferences;
•	overall economic trends, particularly those related to consumer spending;
•	our ability to operate restaurants effectively and efficiently to meet guest expectations;
•	pricing;
•	guest traffic;
•	spending per guest and average check amounts;
•	local competition;
•	trade area dynamics; and
•	introduction of new menu items.

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

Average Unit Volume.  Average unit volume consists of the average sales of our restaurants over a certain period of time.  This measure is calculated by multiplying average weekly sales by the relevant number of weeks for the period presented.  This indicator assists management in measuring changes in guest traffic, guest spending patterns, pricing and development of our concepts.

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

Other Operating Expenses.  Other operating expenses includes china and supplies, laundry and linens, repairs and maintenance, credit card fees, rent, property taxes, insurance, utilities, operating supplies and other restaurant-level related operating expenses.

Pre-opening Expense.  Pre-opening expense consists of expenses incurred prior to opening a new restaurant and include principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.

General and Administrative Expenses.  General and administrative expenses consist of costs related to certain corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future company growth.  These expenses reflect management, supervisory and staff salaries and employee benefits, non-cash share-based compensation. travel, information systems, training, corporate rent, depreciation of corporate assets, professional and consulting fees, technology and market research.  These expenses have increased as a result of costs associated with being a public company, and we believe such expenses will continue to increase related to our anticipated growth. However, as we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of net sales over time.

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

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended			Six Months Ended
	June 28,	June 30,	Percent Change	June 28,	June 30,	Percent Change
(Unaudited)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019

Net sales	$27,602	$62,229	(55.6)%	$84,574	$126,963	(33.4)%
Costs and expenses:
Cost of sales	10,471	19,803	(47.1)	29,038	40,331	(28.0)
Restaurant labor and related costs	12,554	19,157	(34.5)	32,892	38,707	(15.0)
Depreciation and amortization of restaurant property and equipment	3,060	2,950	3.7	6,154	5,879	4.7
Other operating expenses	8,536	12,428	(31.3)	20,490	25,112	(18.4)
Total restaurant operating expenses	34,621	54,338	(36.3)	88,574	110,029	(19.5)
Transaction, contested proxy and other related expenses	(66)	651	(110.1)	623	651	(4.3)
General and administrative expenses	4,095	4,772	(14.2)	8,835	9,528	(7.3)
Goodwill impairment	-	-	-	15,737	-	100.0
Long-lived asset impairment charges and restaurant closing costs	178	-	-	867	-	100.0
Pre-opening expense	72	125	(42.4)	91	146	(37.7)
Total operating expenses	38,900	59,886	(35.0)	114,727	120,354	(4.7)
Operating (loss) income	(11,298)	2,343	NCM	(30,153)	6,609	NCM
Other (expense) income:
Interest expense	(189)	(169)	11.8	(305)	(355)	(14.1)
Other, net	135	70	92.9	127	136	(6.6)
Total other expense	(54)	(99)	(45.5)	(178)	(219)	(18.7)
(Loss) income from continuing operations before income taxes	(11,352)	2,244	NCM	(30,331)	6,390	NCM
Income tax benefit (expense)	4,419	(18)	NCM	5,806	(257)	NCM
Loss from discontinued operations, net	(55)	(58)	(5.2)	(107)	(117)	(8.5)
Net (loss) income	$(6,988)	$2,168	NCM	$(24,632)	$6,016	NCM

Note:  NCM means not considered meaningful

As a Percentage of Net Sales	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	37.9	31.8	34.3	31.8
Restaurant labor and related costs	45.5	30.8	38.9	30.5
Depreciation and amortization of restaurant property and equipment	11.1	4.7	7.3	4.6
Other operating expenses	30.9	20.0	24.2	19.8
Total restaurant operating expenses	125.4	87.3	104.7	86.7
Transaction, contested proxy and other related expenses	(0.2)	1.0	0.7	0.5
General and administrative expenses	14.8	7.7	10.4	7.5
Goodwill impairment	-	-	18.6	-
Long-lived asset impairment charges and restaurant closing costs	0.6	-	1.0	-
Pre-opening expense	0.3	0.2	0.1	0.1
Total operating expenses	140.9	96.2	135.7	94.8
Operating (loss) income	(40.9)	3.8	(35.7)	5.2
Other income (expense):
Interest expense	(0.7)	(0.3)	(0.4)	(0.3)
Other, net	0.5	0.1	0.2	0.1
Total other expense	(0.2)	(0.2)	(0.2)	(0.2)
(Loss) income from continuing operations before income taxes	(41.1)	3.6	(35.9)	5.0
Income tax benefit (expense)	16.0	(0.0)	6.9	(0.2)
Loss from discontinued operations, net	(0.2)	(0.1)	(0.1)	(0.1)
Net (loss) income	(25.3)%	3.5%	(29.1)%	4.7%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's / Grill Restaurants	33	33	33	33
Stoney River Steakhouse and Grill	13	13	13	13

Average weekly sales per restaurant:
J. Alexander's / Grill Restaurants	$50,800	$113,600	$76,500	$115,400
Percent change	(55.3)%		(33.7)%
Stoney River Steakhouse and Grill	$34,300	$79,500	$53,400	$82,400
Percent change	(56.9)%		(35.2)%

Average weekly same store sales per restaurant:
J. Alexander's / Grill Restaurants	$51,600	$115,100	$77,500	$116,900
Percent change	(55.2)%		(33.7)%
Stoney River Steakhouse and Grill	$35,000	$79,300	$53,100	$81,800
Percent change	(55.9)%		(35.1)%

Net Sales

Net sales decreased by $34,627, or 55.6%, in the second quarter of 2020 compared to the second quarter of 2019.  Further, for the first half of 2020, net sales decreased by $42,389, or 33.4%, compared to the first half of 2019 primarily due to the COVID-19 related dining room closures that began March 16, 2020, and continued over the course of the next several weeks. These closures resulted in the Company pivoting to a carry-out only program until dining rooms began to reopen at limited capacities in late April

2020, which significantly limited sales volumes during the affected weeks. Once reopened, our dining rooms continued to operate at limited capacities under governmental mandates throughout the second quarter significantly limiting net sales in the first half of 2020 compared to the first half of 2019.

Average weekly same store sales at J. Alexander’s / Grill restaurants for the second quarter of 2020 decreased by 55.2% to $51,600, compared to $115,100 in the second quarter of 2019. For the first half of 2020, J. Alexander’s / Grill restaurants’ average weekly same store sales totaled $77,500, a 33.7% decrease from $116,900 in the first half of 2019. Average weekly same store sales at Stoney River restaurants for the second quarter of 2020 decreased by 55.9% to $35,000 compared to $79,300 in the second quarter of 2019. For the first half of 2020, Stoney River restaurants average weekly same store sales totaled $53,100, a 35.1% decrease from $81,800 in the first  half of 2019. During the first two months of 2020, average weekly same store sales at the J. Alexander’s / Grill restaurants increased by 2.1% but decreased by 1.4% at the Stoney River restaurants compared to the same periods in 2019, respectively. This is partly due to the fact that Stoney River experienced the effects of COVID-19 on sales earlier than the J. Alexander’s / Grill restaurants as cancellations related to private dining and business travel and functions began prior to the dining room closures in March 2020. During the third month of 2020, when widespread mandatory closures of our dining rooms occurred in response to COVID-19, average weekly same store sales at the J. Alexander’s / Grill and Stoney River restaurants decreased by 37.0% and 37.2%, respectively, compared to the same period in 2019.  While states and municipalities began allowing for limited capacities inside our restaurants at various points in the second quarter, such restrictions continued to negatively impact average weekly same store sales in the second quarter of 2020 relative to the same period in 2019 as noted above. To provide additional detail, in the months of April, May and June of 2020, average weekly same store sales for J. Alexander’s / Grill restaurants decreased by 81.0%, 61.5% and 28.2%, respectively, compared to the same months in 2019. For Stoney River restaurants, in the months of April, May and June of 2020, average weekly same store sales decreased by 78.3%, 62.0% and 33.7%, respectively, compared to the same months in 2019.  Further, off-premise sales represented a significant portion of the Company’s total net sales during the second quarter of 2020. In the months of April, May and June 2020, off-premise sales represented approximately 99%, 56% and 22%, respectively, of total net sales recorded by the Company.

At J. Alexander’s / Grill restaurants, the average check per guest, including alcoholic beverage sales, decreased by 4.1% to $30.86 in the second quarter of 2020 from $32.17 in the second quarter of 2019, but increased by 0.2% to $32.32 for the first half of 2020 from $32.27 for the first half of 2019.  For the 32 locations in the same store base of restaurants, the average check per guest decreased by 4.5% for the second quarter of 2020 relative to the same period of 2019, and by 0.2% for the first half of 2020 compared to the same period of 2019. Management estimates that weekly average guest counts decreased by approximately 52.9% and 33.8% in the second quarter and first half of 2020 compared to the same periods of 2019, respectively, within the same store base of restaurants. On a consolidated basis, management estimates that weekly average guest counts decreased by approximately 53.2% and 33.8% in the second quarter and first half of 2020, respectively, compared to the corresponding periods of 2019.  Each of the guest count decreases noted above can be primarily attributed to limited restaurant operations during March through June of fiscal 2020 caused by the COVID-19 pandemic.  Management cannot estimate comparable menu prices fluctuations for the second quarter and first half of 2020 due to the significant shift in product mix that resulted from dining room closures and restrictions thereafter as well as the mix of products offered for carryout in response to COVID-19 during March through June of fiscal 2020.

At Stoney River, the average check per guest, including alcoholic beverage sales, remained flat at $41.51 in the second quarter of 2020 compared to the second quarter of 2019, but increased by 0.5% to $42.29 for the first half of 2020 from $42.06 for the first half of 2019.  For the locations in the same store base of restaurants, the average check per guest decreased by 0.2% to $41.52 during the second quarter of 2020 compared to $41.62 in the corresponding period of 2019. For the first half of 2020, the average check per guest totaled $42.60, a 0.6% increase from $42.34 in the corresponding period of 2019 within the same store base of restaurants.  Management estimates that weekly average guest counts decreased by approximately 55.9% and 35.9% within the same store base of restaurants during the second quarter and first half of 2020, respectively, compared to the same periods of 2019.  On a consolidated basis, management estimates that weekly average guest counts decreased by approximately 57.0% and 35.6% for the second quarter and first half of 2020, respectively, compared to the corresponding periods of 2019. Similar to the J. Alexander’s / Grill restaurants, each of the guest count decreases noted above can be primarily attributed to limited restaurant operations during March through June fiscal 2020 caused by the COVID-19 pandemic. As noted above, management cannot estimate comparable menu prices fluctuations for the second quarter and first half of 2020 due to the significant shift in product mix that resulted from dining room closures and restrictions thereafter as well as the mix of products offered for carryout in response to COVID-19 during the most recent four months of fiscal 2020.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 125.4% and 104.7% of net sales in the second quarter and first half of 2020, respectively, from 87.3% and 86.7% of net sales in the second quarter and first half of 2019, respectively.  The increase in the second quarter and first half of 2020 compared to the corresponding periods of 2019, respectively, was due to lower same store sales as a result of dining room closures and capacity restrictions in response to the COVID-19 pandemic.

Cost of sales, which includes the cost of food and beverages, increased to 37.9% and 34.3% of net sales for the second quarter and first half of 2020, respectively, compared to 31.8% of net sales in both the second quarter and first half of 2019. The increase during the second quarter of 2020 is largely due to the effect of lower same store sales compared to the second quarter of 2019. In addition, selected offerings under the Company’s carry-out program were marketed at a price point intended to quickly move product and, as such, did not reflect margins typical of the Company’s historical menu offerings. Further, supply constraints experienced throughout the country as a result of COVID-19 created upward pressure on input costs, particularly for beef, during the quarter. The increase during the first half of 2020 compared to the same period in 2019 is largely due to the same factors previously mentioned for the second quarter of 2020. Management estimates that inflation in total food costs was approximately 3.8% and 5.2% in the second quarter of 2020 for J. Alexander’s / Grill and Stoney River restaurants, respectively. Management also estimates that inventory waste of approximately $125 related to the COVID-19 dining room closures caused cost of sales to be higher during the first half of 2020.

Beef purchases represent the largest component of consolidated cost of sales and generally comprise approximately 30% of this expense category. However, during the first half of 2020, beef costs represented 36% of consolidated costs of sales due to the factors discussed above. We purchase beef at weekly market prices. Prices paid for beef within the J. Alexander’s / Grill restaurants were higher in the second quarter compared to the same period of 2019 by approximately 5.1%. At Stoney River, prices paid for beef increased by approximately 5.8% in the second quarter compared to the same period of 2019. Our beef purchases currently remain subject to variable market conditions.  The Company believes that the potential disruptions to its supply chain, particularly with regard to beef, coupled with increasing input costs could have a significant impact on its operations during the balance of fiscal year 2020.

Restaurant labor and related costs totaled 45.5% and 30.8% of net sales in the second quarters of 2020 and 2019, respectively, and totaled 38.9% and 30.5% of net sales in the first half of 2020 and 2019, respectively. The increase noted during the second quarter and first half of 2020 was primarily due to the effect of lower same store sales during the second quarter and first half of 2020 compared to the same periods in 2019 and additional labor costs associated with the Emergency Sick Leave Policy (“ESLP”), which provided for up to two weeks of paid leave for team members who were either infected by COVID-19 or employed at a restaurant that closed its dining room in response to the COVID-19 pandemic. Under the terms of the ESLP, hourly employees were paid the higher of their normal hourly rate or the federal minimum wage for the average hours worked over the previous eight-week period.  This resulted in certain employees receiving the higher federal minimum wage rate who otherwise would have been paid at the tipped minimum wage rate effective within their respective state. During the first half of 2020, the Company incurred approximately $3,150 in costs related to continuing benefits, ESLP payments, vacation and other sick leave payments made to its staff members as a result of the COVID-19 pandemic.

Depreciation and amortization of restaurant property and equipment increased by $110, or 3.7%, and by $275, or 4.7%, for the second quarter and first half of 2020, respectively, compared to the corresponding periods of 2019. The increases noted during the second quarter and first half of 2020 relative to the same periods in 2019 were partially due to the Merus Grill restaurant that opened in Houston, Texas during the fourth quarter of 2019. Further, we recorded additional depreciation expense associated with fixed asset additions for restaurant remodels which occurred during the latter part of 2019.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, totaled 30.9% and 20.0% of net sales in the second quarter of 2020 and 2019, respectively. The increased expense as a percentage of sales was a result of lower same store sales compared to the same quarter of 2019. The increased expense as a percentage of net sales was partially offset by decreased expense due to cost cutting initiatives during the period. We recorded decreased expense associated with credit card fees, contracted services and maintenance, repairs and maintenance, china and smallwares, laundry and linens and various other restaurant supplies used in the ordinary course of operations. These decreases were partially offset by increases in rent, property taxes, and personal protective equipment costs for our restaurant employees. Other operating expenses increased to 24.2% of net sales during the first half of 2020 compared to 19.8% of net sales for the first half of 2019 due to the same factors discussed above.

Transaction, Contested Proxy and Other Related Expenses

Transaction, contested proxy and other related expenses totaled $(66) and $651 for the quarters ended June 28, 2020 and June 30, 2019, respectively. In the first quarter of 2020, the Company incurred legal fees, other professional fees and consulting fees related to the ongoing evaluation of strategic alternatives totaling $689. The Company subsequently received a discount for legal services rendered during that period resulting in income for the second quarter of 2020. During the first quarter of 2020, the Company announced that given the uncertainties in the business community, the restaurant industry and the financial markets, the ongoing review of strategic alternatives by the Company’s Board of Directors (the “Board”) will not be completed until these uncertainties are resolved.  Transaction, contested proxy and other related expenses for the six-month period ended June 30, 2019 totaled $651. Expenses in 2019 included costs associated with both soliciting shareholder proxies for our 2019 annual meeting of shareholders as well as costs related to the evaluation of strategic opportunities.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, equity compensation expenses and other costs incurred above the restaurant level, decreased by $677, or 14.2%, in the second quarter of 2020 compared to the second quarter of 2019.  During the second quarter of 2020, the Company recorded decreased expense associated with incentive compensation, consulting services and other costs associated with new enterprise systems implemented during the same quarter in 2019, restaurant management training salaries and other professional services costs. Further, travel and employee relocation costs were reduced in response to the COVID-19 outbreak in an effort to conserve cash. These reductions in costs were partially offset by increased expense related to non‑cash share-based compensation for restricted share awards and performance share awards granted during the third quarter of 2019, severance benefits, payroll processing fees and general insurance costs.

General and administrative expenses decreased by $693, or 7.3%, for the first half of 2020 compared to the corresponding period of 2019 primarily due to the same factors discussed above for the second quarter. In addition to the offsetting increases noted for the quarter, we incurred additional expense for other employee benefits and 401(k) contributions during the first half of 2020 relative to the first half of 2019.

Goodwill Impairment and Long-lived Asset Impairment Charges and Restaurant Closing Costs

In light of the recent decline in the market price of the Company’s common stock, the impact of mandated dining room closures on financial results, the expected reduction in economic activity in the near term, and the general economic and market volatility, the Company determined that these factors constituted an interim triggering event at the end of the Company’s first quarter of 2020, and performed impairment analyses with regard to its indefinite-lived intangible assets, property and equipment (including its right-of-use assets for operating leases) and goodwill during the first quarter of 2020. As a result, the Company recorded asset impairment charges totaling $16,426 in the first half of 2020.

The Company performed a quantitative goodwill impairment test as of March 29, 2020 utilizing a market approach which included observable market prices associated with the Company’s common stock price in determining a fair value for the Company and its reporting units. As a result of this test, the Company determined that the J. Alexander’s / Grill reporting unit’s carrying value exceeded its fair value to such an extent that the full write-off of goodwill in the first quarter of 2020 in the amount of $15,737 was appropriate. The effect of this conclusion is presented as a component of “Goodwill impairment charge” on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Additionally, we recorded a long-lived asset impairment charge of $689 to state the assets at our Lyndhurst Grill location in Cleveland, Ohio, at their fair value as of March 29, 2020, which is presented as “Long-lived asset impairment charges and restaurant closing costs” on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the second quarter of 2020, management made the decision to permanently close this location after a review of its projected and historical financial performance. This location was also required to be temporarily closed in mid-March due to COVID-19-related traffic limitations unique to that specific restaurant which further impacted operating results. Restaurant closing costs recorded during the second quarter of 2020 totaled $178 and included labor expenses incurred after closure, severance and other miscellaneous costs. These restaurant closing costs have also been included as a component of the same line previously mentioned for impairment charges at this location. The Company assessed its other restaurant locations for indicators of impairment as of the quarter ended June 28, 2020 and assessed recoverability of certain fixed assets as warranted. No additional impairment was identified as of June 28, 2020.

The Company also performed a quantitative impairment analysis relative to its indefinite-lived intangible assets and determined that the fair value of these assets substantially exceeded their carrying values and no impairment existed as of June 28, 2020.

Pre-opening Expense

For the quarters ended June 28, 2020 and June 30, 2019, pre-opening expense of $72 and $125, respectively, was recorded. Further, for the six-month periods ended June 28, 2020 and June 30, 2019, preopening costs of $91 and $146, respectively, were recorded. During the second quarter and first half of 2020, the Company recorded pre-opening expense associated with a new

Redlands Grill in San Antonio, Texas, for which we began incurring rent expense as we took possession of the property in March 2020. Similarly, pre-opening expense recorded during the second quarter and first half of 2019 included rent expense associated with the Merus Grill in Houston, Texas, as we took possession of the property in March 2019 as well as other pre-opening related expenses.

Other Income (Expense)

Interest expense increased by $20, or 11.8%, in the second quarter of 2020 compared to the second quarter of 2019 due to an increased debt balance throughout the second quarter of 2020.  During March 2020, the Company drew down the remaining $17,000 of available capacity (at the time of the draw) under its credit facilities, resulting in additional interest expense. For the first half of 2020, interest expense decreased by $50, or 14.1%, due to the impact of debt service payments made during the course of the year partially offset by increased interest expense due to the same factors discussed above.

Other, net increased by $65 for the second quarter of 2020 compared to the corresponding period of 2019. The increase was primarily related to the change in the fair value of the trading securities held in the “rabbi trust” pursuant to the Salary Continuation Agreements discussed in greater detail below.

Income Taxes

We reported an income tax benefit of $4,419 and $5,806 for the quarter and six-month period ended June 28, 2020, respectively, and income tax expense of $18 and $257 for the quarter and six-months ended June 30, 2019, respectively, reflecting the Company’s federal, state and local income tax liability or benefit, as applicable, for its allocable share of (loss) income of J. Alexander’s Holdings, LLC. The interim tax provision for the first half of 2020 was prepared on an actual effective tax rate basis rather than on an estimated annual effective rate basis due to the fact that the Company has determined that a reliable estimate of the annual effective tax rate cannot be made. The income tax benefit recognized during 2020 includes $1,583 of current benefit related to the carryback of calculated net operating losses (“NOLs”) for the first half of 2020 to prior years as allowed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  The actual net effective tax rate for the first half of 2020 was impacted by the nondeductible book goodwill impairment charge recorded during the year, partially offset by the Federal Insurance Contribution Act (“FICA”) tip credit, state income taxes, the anticipated carryback of the NOLs generated during the current year to prior years, including the impact of the correction of the qualified improvement property regulations on the anticipated carryback, and other items. For the first half of 2019, the net effective tax rate included the impact of the FICA tip credit and other credits, partially offset by state income taxes and certain non-deductible expenses. The change in recorded income taxes of $6,063 in the first half of 2020 compared to the same period of 2019 was primarily due to the loss from continuing operations before income taxes of $30,331 compared to income from continuing operations before taxes of $6,390 recorded during the first half of 2019.

Discontinued Operations

Losses from discontinued operations totaling $55 and $58 for the quarters ended June 28, 2020 and June 30, 2019, respectively, and $107 and $117 for the quarters and six-month periods ended June 28, 2020 and June 30, 2019, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement for a closed location to which the Company remains a party.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of June 28, 2020, cash and cash equivalents totaled $17,315.

Our liquidity has been impacted by the government mandated closure of dining rooms in response to the COVID-19 pandemic. The most immediate impact has been to cash flows from operations which were significantly reduced as all our restaurants were operating under a carry-out only model for a period of time. As of June 9, 2020, all of our restaurants were permitted to resume in-person dining, subject to varying capacity restrictions, and those restrictions remain in place as of August 6, 2020. We have continued carry-out services in all of our restaurants as well. While the Company quickly pivoted to a carry-out model to generate sales when dining room closures began, this approach inherently limits our guest traffic relative to historical levels. To supplement our cash on hand, in March 2020, the Company drew down the remaining $17,000 of available capacity (at the time of the draw) under the line of credit facilities discussed in detail below.  This was undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the disruption in operations and uncertainty resulting from the COVID-19 pandemic. The proceeds from the credit draws are available to be used for general corporate purposes including working capital. In the second quarter of 2020, management was able to negotiate with the Company’s lender a modification to the payment terms of its existing debt delaying principal payments otherwise due in the months of April through September 2020 and interest payments otherwise payable in the months of April through June 2020 to September 2021 and modified financial covenants, as well as the expansion of its Revolving Line of Credit (as defined below) which occurred in June 2020 and is discussed in detail below. Further, the Company has made targeted reductions in spending at its restaurants and within its corporate office, which has been discussed throughout this report. Any non-essential capital expenditures have been deferred as well as certain scheduled payments to conserve its cash on hand as uncertainty remains as to when government restrictions will be lifted, when restaurants will fully reopen and future business levels. Based on actions taken to date and projected future cash flows, we believe our cash on hand, expected cash flows from operations and available borrowings under the loan agreements with our lender will be sufficient to finance our capital expenditures and other operating activities for the next 12 months.

As of August 2, 2020, the Company has cash on hand of approximately $16,400.  During the second quarter of 2020, the Company’s cash and cash equivalents decreased by $7,503 for a weekly cash burn rate of approximately $577. The Company has undertaken significant steps to reduce expenses since March 2020, and these steps, coupled with the growth in sales levels, have allowed the Company to reduce its weekly cash burn rate previously anticipated for the full second quarter. The Company is currently forecasting the weekly cash burn rate to be in the range of $325 to $375 per week under the current operating model for the third quarter, but expects that it will see an improvement in the fourth quarter from a cash flow perspective if sales continue to improve, and that the Company will have adequate liquidity for the next 12 months. These estimates include the closing of the sale of the Cleveland property as well as required debt service payments and capital expenditure commitments including the completion of construction for one new location in the fourth quarter of 2020 and the commencement of construction of an additional location set to open in 2021. Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants.  We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may also be adversely affected by a number of factors not specifically addressed above, but are described in detail in the 2019 Annual Report, under the heading “Risk Factors” and in Part II, Item 1A. Risk Factors of this report.

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the six-month periods ended June 28, 2020 and June 30, 2019:

	Six Months Ended
	June 28,	June 30,
	2020	2019

Net cash (used in) provided by:
Operating activities	$(3,764)	$5,472
Investing activities	(3,266)	(3,298)
Financing activities	15,542	(2,506)
Net increase (decrease) in cash and cash equivalents	$8,512	$(332)

Operating Activities.  Net cash flows used in operating activities totaled $3,764 for the first half of 2020 compared to net cash flows provided by operating activities of $5,472 for the corresponding period of 2019, a decrease of $9,236. Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first half of 2020, net sales decreased by $42,363, which excludes the impact of the comparative decrease in gift card breakage of $26, relative to the corresponding period of 2019, and total restaurant operating expenses decreased by $21,455 compared to the first half of 2019, resulting in a net decrease to cash flow from operations of approximately $20,908 due to limited restaurant operations caused by COVID-19.  This decrease was offset by tenant incentive payments received in 2020 from our lessors at the Merus Grill restaurant in Houston, Texas, and at our Stoney River restaurant in Annapolis, pursuant to the terms of the lease agreements, which totaled $790 and $527, respectively. Additionally, transaction cost payments were approximately $4,621 lower during the first half of 2020 compared to the corresponding period of 2019, which was primarily related to the Black Knight Advisory Services, LLC (“Black Knight”) termination fee paid in 2019 of $4,560. Further, in the first half of 2019, the Company paid approximately $705 to Black Knight which represented the pro-rata portion of its consulting fees earned during 2018.  No such payment occurred in the first half of 2020. Finally, as a result of the timing of certain payments at quarter‑end, our accounts payable balance is $2,474 higher at the end of the second quarter of 2020 relative to the same period-end in 2019.  Further, cash paid for income taxes and interest decreased by $657 and $218, respectively during the first half of 2020 compared to the same period in 2019. Finally, pursuant to relief granted under the CARES Act, we have deferred $897 in social security tax payments as of June 28, 2020.

Investing Activities. Net cash used in investing activities for the first half of 2020 totaled $3,266 compared to $3,298 in the corresponding period of 2019, with the 2020 use of cash being attributed primarily to the ongoing construction of one location expected to be completed in the fourth quarter of 2020 and anticipated to begin operations in the first quarter of 2021 as well as one restaurant remodel and routine additions at other locations. Cash used in investing activities in the first half of 2019 was attributed primarily to capital expenditures related to the construction of the Merus Grill location in Houston, Texas, opened in November 2019,  restaurant remodels that occurred at certain locations and routine additions at other locations.

Financing Activities. Net cash provided by financing activities for the first half of 2020 totaled $15,542 compared to net cash used of $2,506 in the corresponding period of 2019.  Net cash provided by financing activities in the first half of 2020 included a $17,000 draw down of the Company’s lines of credit which represented all remaining available balances at the time. The circumstances surrounding this draw down are discussed in detail below. This amount was partially offset by routine debt payments made during the first quarter of the year prior to deferral of principal payments that have been negotiated with the Company’s lender for principal payments due April through September of 2020. The Company also paid $236 of financing fees associated with the expansion of its Revolving Line of Credit (as defined below) which occurred during the second half of 2020 discussed in detail below under “Capital Resources—Credit Facility.” Further, the Company qualified for and received $15,100 in loans under the Paycheck Protection Program of the CARES Act during the second quarter of 2020. The Company subsequently repaid those loans in full during the second quarter of 2020.

Net cash used in financing activities in the first half of 2019 included debt service payments as well as a $6 payment for deferred financing fees related to the modification of our loan agreement also discussed below.

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

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grill restaurant or Stoney River location, and anticipate that all new Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend approximately $700 per restaurant for pre-opening expense including pre-opening rent expense, and expect that such expense will approximate $725 in fiscal year 2020.

With respect to the Company’s remodel program, we completed the remodel of our Stoney River Annapolis location during the first half of 2020 which resulted in $490 of capital expenditures. Historically, we have completed three to eight remodels each year at an average cost of approximately $425 per location.  However, due to the impact of COVID-19, the Company has suspended its remodel program for the remainder of 2020.

For fiscal year 2020, we currently estimate capital expenditure outlays will range between $8,000 and $10,000, approximately $5,000 to $7,000 of which will be spent in July through December 2020 excluding pre-opening expense. These estimates include the completion of construction of one Redlands Grill restaurant during 2020 slated for opening in 2021 for which we are contractually obligated, the commencement of construction for one new J. Alexander’s expected to open in 2021, and only those capital expenditures necessary to maintain operations at our existing restaurants or those required for corporate purposes. These estimated capital expenditure amounts are included in our cash burn estimates above.

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

On November 1, 2018, the Board authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first half of 2020.

Short-term Capital Requirements

Our operations have not historically required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit. Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place. Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. As noted previously, COVID-19 has affected our ability to generate cash flow from operations due to government mandated dining room closures and subsequent seating capacity restrictions and the resulting impact on guest traffic. While the Company has taken, and will continue to take, measures to curtail its spending in step with the reduced cash flow, uncertainty remains as to whether dining rooms will be required to close once again in future periods, for how long and to what extent capacity will be limited going forward and the level of guest traffic the restaurant will be able to generate once government mandated restrictions are fully lifted. These factors may negatively impact the Company’s working capital for an extended period of time. Our current obligations are to fund purchases of inventory and to make required payroll payments, tax payments, rental payments and to fund the purchase of other required operating payments such as for insurance, building maintenance, utilities and other items necessary to operate our restaurants. We had a working capital deficit of $1,315 and $13,134 as of June 28, 2020 and December 29, 2019, respectively.

Credit Facility

The Company currently has four separate notes under its Third Amended and Restated Loan Agreement (“Loan Agreement”) with Pinnacle Bank. The Loan Agreement amended and restated in full the Company’s Second Amended and Restaurant Loan Agreement (the “Second Loan Agreement”) in conjunction with the modification of the revolving line of credit (“Revolving Line of Credit”) on June 5, 2020 as discussed in detail below. The borrower under the Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, assets sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements. As of June 28, 2020, the Loan Agreement consisted of the following:

•	A $16,000 Revolving Line of Credit, available for general corporate purposes that matures on September 3, 2021 (as modified during the second quarter of 2020 as detailed below).
•	A $5,000 term loan (“Mortgage Loan”) that matures on September 3, 2021.
•	A $20,000 development line of credit (“Development Line of Credit”) that matures on September 3, 2021.
•	A $10,000 term loan (“Term Loan”) that matures on September 3, 2021 (as modified during the second quarter of 2020 as detailed below).

The current balance of each of these credit facilities is set forth below.

The Third Amended and Restated Loan Agreement contains financial covenants that the Company is required to comply with during a waiver period beginning May 7, 2020 through the period ending July 4, 2021 (the “Waiver Period”) (the “New Financial Covenants”). The New Financial Covenants were initially implemented in a bank waiver dated May 6, 2020.  The New Financial Covenants require (i) minimum revenue of (a) at least $99,800 for the Company’s fiscal year ending January 3, 2021, (b) at least

$118,400 on a four quarter trailing basis by April 4, 2021, and (c) at least $166,800 on a four quarter trailing basis by July 4, 2021, and (ii) a maximum adjusted debt to tangible net worth ratio of 0.80 or less, measured quarterly beginning September 27, 2020. In accordance with the Third Amended and Restated Loan Agreement, upon the expiration of the Waiver Period, the New Financial Covenants will terminate and the financial covenants revert back to (i) a fixed coverage charge ratio of not less than 1.25 to 1.0 and (ii) a maximum adjusted debt to EBITDAR ratio of not more than 4.0 to 1.0, consistent with the historical financial covenants in the Loan Agreement prior to the Company obtaining the waiver.  The Company projects to be in compliance with these New Financial Covenants through the Waiver Period.

The historical financial covenants that will be reinstated in the third quarter of 2021 after the Waiver Period which are follows:

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

If an event of default shall occur and be continuing under the Loan Agreement, the commitment under the Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  J. Alexander’s, LLC was in compliance with the existing financial covenants as of December 29, 2019 and the reporting periods subsequent to that date as of June 28, 2020.

At June 28, 2020, the amounts outstanding under the Development Line of Credit and the Revolving Line of Credit were $20,000 and $1,000, respectively. At June 28, 2020, $4,167 was outstanding under the Mortgage Loan and an additional $555 was outstanding under the Term Loan. At June 28, 2020, the Loan Agreement was secured by the real estate, equipment and other personal property of 17 restaurant locations with an aggregate net book value of $40,071.

The Loan Agreement amended the Revolving Line of Credit effective June 5, 2020 to expand its capacity from $1,000 to a total of $16,000 by adding an accordion feature for the additional $15,000, with the additional capacity being available for general corporate purposes, including working capital and letters of credit. This amendment also required the Company to pledge the previously unencumbered five owned properties as collateral to the lender. The additional capacity is available for borrowing by the Company in amounts up to and including $5,000 per fiscal month beginning in the eighth fiscal month of 2020, with any amounts not borrowed during any particular period to be carried over to subsequent periods. Any advances on the expanded Line of Credit are contingent on the Company achieving certain levels of revenue on a trailing three-fiscal-month basis.  The Loan Agreement was included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2020.  Borrowings under the Revolving Line of Credit under the Loan Agreement bear interest at a rate of LIBOR plus 2.5%, with a floor for LIBOR of 1.5%, and will be payable quarterly beginning on September 3, 2020 (set at 30-day LIBOR plus 2.10% as of June 28, 2020).   All outstanding principal and interest under the Revolving Line of Credit will be due and payable on the maturity date of September 3, 2021.

During the second quarter of 2020, the Company entered into a modification agreement to the Term Loan, which defers the two remaining principal payments totaling $555 until the Term Loan’s new maturity date, which was also modified to be September 3, 2021. On September 3, 2021, this principal amount will be payable in full in addition to interest accrued during the relevant period. With respect to interest payments in the interim, the Term Loan was modified to defer such payments until July 3, 2020 at which point monthly interest payments resumed through the September 3, 2021 maturity date. The Company also negotiated for the deferral of principal and interest payments related to the Mortgage Loan. The six principal payments otherwise due in April through September 2020 totaling $834 will now be payable when the loan matures on September 3, 2021 and interest payments on the Mortgage Loan, the Development Line of Credit and Revolving Line of Credit for the months of April, May and June 2020, were deferred, and interest payments resumed on July 3, 2020.  Each of the Term and Mortgage Loans and the Development Line of Credit bear interest at LIBOR plus a sliding interest rate scale determined by the maximum adjusted debt to EBITDAR ratio.  As of June 28, 2020, the interest rate for these loans was set at LIBOR plus 2.10%.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 28, 2020, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of June 28, 2020, is as follows:

Wendy's restaurants (five leases)	$875
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	303
Total contingent liability related to assigned leases	$1,178

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

Item 1A. Risk Factors

The discussion of the Company’s business and operations should be read together with risk factors contained under the heading “Risk Factors” in our 2019 Annual Report, which describe various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, revenues, financial condition and results of operations, liquidity, cash flows and prospects in a material adverse manner. As of the date hereof, there have been no material changes to the risk factors set forth in our 2019 Annual Report, except as follows:

The current novel coronavirus (COVID-19) pandemic (and other diseases, outbreaks, or pandemics) has disrupted and may further disrupt our business, and has affected and may further adversely affect our revenues, results of operations, cash flows, liquidity and financial condition.

The COVID-19 pandemic has affected and may continue to adversely affect our revenues, results of operations, cash flows, liquidity and financial condition. Commencing in March 2020 and continuing to the present, we are experiencing unprecedented effects of the COVID-19 pandemic, which has negatively impacted and may continue to negatively impact guest traffic at our restaurants, make it more difficult to staff our restaurants and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial closures of our affected restaurants, sometimes for prolonged periods of time. All of our currently-open restaurants temporarily shifted to a carry-out operating model in March 2020, suspending dine-in services until applicable state and local governments determined it was safe for restaurants to resume such services. In addition, as our dining rooms gradually began to reopen at the end of April 2020, our restaurants implemented limited service and modified hours in certain circumstances. The Company also determined during the second quarter of 2020 that one of its locations will remain permanently closed, and the Company entered into an agreement to sell said location, subject to customary closing conditions. As restaurants were permitted to reopen for dining, they have operated at and are expected to continue to operate at, decreased capacity to comply with governmental mandates and social distancing requirements. Effective June 9, 2020, all of our restaurants were permitted to resume in-person dining, subject to varying capacity restrictions and we have continued carry-out services in all of our restaurants. As a result of these changes to our operations, we have experienced severe decreases in revenues, while continuing to incur significant levels of expenses. Additionally, since the reopening phases began, various states have seen a surge in positive COVID-19 cases, and at the end of June and early July, certain states and local jurisdictions paused or, in some cases, reversed reopening plans. If federal, state or local jurisdictions determine that another closure of restaurants for dine-in services is warranted, whether temporary or prolonged, our results of operations, revenues, cash flows, liquidity and financial condition will be negatively impacted. Additionally, if prolonged increases in positive cases of COVID-19 occurs, it will be difficult for us to staff our restaurants while adhering to quarantine guidelines which could cause temporary closures of our locations. Further, we have new or additional competitors we may not otherwise face under normal operations, and we may not be able to successfully compete with such establishments.

Moreover, the COVID-19 pandemic has impacted, and may continue to impact, the greater economy, causing an economic downturn and generating uncertainty related to factors that may impact our business, such as timing of any economic recovery, changes in guest spending, and changes in consumer habits in light of job losses, lower discretionary income, and higher individual debt levels. The COVID-19 pandemic may also materially adversely affect our ability to implement our growth plans, including closures of existing restaurants, delays in opening new restaurants, and delaying our ongoing exploration of strategic alternatives. These changes have materially adversely affected our revenues, results of operations, cash flows, liquidity and financial condition, and may continue to materially adversely affect such aspects of our business, particularly if these changes continue for an extended period of time.

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

The long-term impact of this or any other pandemic remains uncertain, as viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which has adversely impacted our operations, and could further have longer-term adverse effects on our restaurant guest traffic or the ability to adequately staff our restaurants. Additionally, it is possible that we may experience some reputational harm due to our responses to the COVID‑19 pandemic that may negatively impact our business and results of operations. We will be adversely affected if government authorities impose longer-term restrictions on public gatherings, human interactions, operations of restaurants, or mandatory closures. Even if such measures are not implemented and a virus or other disease does not spread significantly after we fully reopen our restaurants, any continuing perceived risk of infection or health risk may adversely affect our business, revenues, cash flows, liquidity, financial condition and results of operations.  Further deterioration in our results from operations could prompt additional long-lived and intangible asset impairment charges, an increase in our valuation allowance relative to deferred tax assets or the write‑down of other assets recorded on the Company’s consolidated balance sheets. There may be other effects of the COVID-19 pandemic that are not yet identified and may materially adversely affect our business.

The COVID-19 pandemic has disrupted our Board’s review of strategic alternatives.

As part of the Board’s previously announced review of strategic alternatives, the Company retained the investment banking firm of Piper Sandler in August 2019 to assist the Company in its evaluation of strategic alternatives, with a particular focus on a sale of the entire Company. The Board believed, and took into account the views of shareholders, that the small size of the Company made it inefficient to be a standalone publicly traded company. Piper Sandler ultimately contacted over 125 potential interested parties and through an exhaustive process, three interested parties emerged as serious potential acquirers. One of those parties was in advanced negotiations with the Company for an acquisition at a premium to the then current market price. The initial impacts of the COVID-19 pandemic led the potential acquirer to reduce its proposed purchase price twice and to insist on conditions relating to the performance of the Company. Ultimately, when government entities mandated the closure of the Company’s restaurants, except for limited carry-out, the Board determined that no transaction at a price that reflected the long-term value of the Company would be able to be consummated until the resolution of uncertainties about the pandemic and the return of the Company’s business to satisfactory levels. For the near term, the Company intends to focus on rebuilding its revenue base as its restaurants are able to reopen and increase capacity by providing an outstanding dining experience for its guests. The Board currently believes it will be sometime in 2021 before the Company can conclude its evaluation of strategic alternatives focusing on the potential sale of the Company.

There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or any other particular outcome. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly. There can be no assurance that our review of strategic alternatives will not cause the diversion of management’s attention, incurrence of significant transaction expenses, failure to retain or attract key personnel, vendors or customers, or exposure to potential litigation. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or could have a material adverse effect on our business, financial condition, results of operations or cash flows.

There can be no assurance that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Further, our Board may determine to suspend or terminate the exploration of strategic alternatives at any time due to various factors. Any potential transaction or other outcome of this process is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in our business.

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

10.1

Amendment to Promissory Note, dated April 15, 2020, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.1 of Quarterly Report on Form 10-Q filed June 9, 2020 (File No. 1-37473), is incorporated herein by reference).

10.2

Waiver Letter, dated May 6, 2020, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.2 of Quarterly Report on Form 10-Q filed June 9, 2020 (File No. 1-37473), is incorporated herein by reference).

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

18.1	Preferability Letter from Independent Registered Public Accounting Firm (Exhibit 18.1 of Quarterly Report on Form 10-Q filed June 9, 2020 (File No. 1-37473), is incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2020, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: August 6, 2020	/s/ Mark A. Parkey
Mark A. Parkey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	/s/ Jessica L. Hagler
Jessica L. Hagler
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)