Form 10-Q
period 2020-09-27
J. Alexander's Holdings, Inc.
filed 2020-11-05
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020

or

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

As of November 5, 2020, 15,070,077 shares of the registrant’s common stock, $0.001 par value, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share amounts)

	September 27,	December 29,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$17,184	$8,803
Accounts and other receivables	1,604	2,035
Inventories	2,638	3,095
Prepaid expenses and other current assets	1,206	4,159
Total current assets	22,632	18,092
Other assets	6,002	5,698
Property and equipment, at cost, less accumulated depreciation and amortization of $72,555 and $64,967 as of September 27, 2020 and December 29, 2019, respectively	103,461	109,303
Right-of-use lease assets, net	73,689	70,277
Goodwill	-	15,737
Tradename and other indefinite-lived assets	25,648	25,648
Deferred income taxes, net	7,808	2,918
Deferred charges, less accumulated amortization of $384 and $343 as of September 27, 2020 and December 29, 2019, respectively	198	239
Total assets	$239,438	$247,912

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,807	$6,353
Accrued expenses and other current liabilities	7,437	9,389
Unearned revenue	2,760	4,111
Current portion of long-term debt	12,222	7,056
Current portion of lease liabilities	4,722	4,317
Total current liabilities	30,948	31,226
Long-term debt, net of portion classified as current and deferred loan costs	13,092	2,845
Long-term lease liabilities	80,196	75,883
Deferred compensation obligations	7,252	7,103
Other long-term liabilities	2,256	138
Total liabilities	133,744	117,195
Stockholders' equity:
Common stock, par value $0.001 per share: authorized 30,000,000 shares; issued and outstanding of 15,070,077 and 15,011,676 shares as of September 27, 2020 and December 29, 2019, respectively	15	15
Preferred stock, par value $0.001 per share: authorized 10,000,000 shares; no shares issued and outstanding as of September 27, 2020 or December 29, 2019	-	-
Additional paid-in capital	105,425	104,056
(Accumulated deficit) Retained earnings	(1,304)	25,088
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	104,136	129,159
Non-controlling interests	1,558	1,558
Total stockholders' equity	105,694	130,717
Commitments and contingencies
Total liabilities and stockholders' equity	$239,438	$247,912

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited in thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Net sales	$46,230	$56,867	$130,804	$183,830
Costs and expenses:
Food and beverage costs	14,251	18,110	43,289	58,441
Restaurant labor and related costs	15,592	18,835	48,484	57,542
Depreciation and amortization of restaurant property and equipment	3,037	2,968	9,191	8,847
Other operating expenses	10,666	11,916	31,156	37,028
Total restaurant operating expenses	43,546	51,829	132,120	161,858
Transaction, contested proxy and other related expenses	12	117	635	768
General and administrative expenses	3,811	4,288	12,646	13,816
Goodwill impairment	-	-	15,737	-
Long-lived asset impairment charges and restaurant closing costs	173	-	1,040	-
Pre-opening expenses	72	211	163	357
Total operating expenses	47,614	56,445	162,341	176,799
Operating (loss) income	(1,384)	422	(31,537)	7,031
Other (expense) income:
Interest expense	(283)	(135)	(588)	(490)
Other, net	24	55	151	191
Total other expense	(259)	(80)	(437)	(299)
(Loss) income from continuing operations before income taxes	(1,643)	342	(31,974)	6,732
Income tax (expense) benefit	(64)	495	5,742	238
Loss from discontinued operations, net	(53)	(66)	(160)	(183)
Net (loss) income	$(1,760)	$771	$(26,392)	$6,787

Basic (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(0.12)	$0.06	$(1.78)	$0.47
Loss from discontinued operations, net	(0.00)	(0.00)	(0.01)	(0.01)
Basic (loss) earnings per share	$(0.12)	$0.05	$(1.79)	$0.46

Diluted (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(0.12)	$0.06	$(1.78)	$0.47
Loss from discontinued operations, net	(0.00)	(0.00)	(0.01)	(0.01)
Diluted (loss) earnings per share	$(0.12)	$0.05	$(1.79)	$0.46

Weighted-average common shares outstanding:
Basic	14,729	14,695	14,706	14,695
Diluted	14,729	14,808	14,706	14,746

Comprehensive (loss) income	$(1,760)	$771	$(26,392)	$6,787

See accompanying Notes to Condensed Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings (Accumulated deficit)	Non-controlling interests	Total
Balances at December 29, 2019	15,011,676	$15	$104,056	$25,088	$1,558	$130,717
Share-based compensation	-	-	455	-	-	455
Net loss	-	-	-	(17,644)	-	(17,644)
Balances at March 29, 2020	15,011,676	15	104,511	7,444	1,558	113,528
Share-based compensation	-	-	453	-	-	453
Net loss	-	-	-	(6,988)	-	(6,988)
Balances at June 28, 2020	15,011,676	15	104,964	456	1,558	106,993
Issuance of restricted stock awards	63,000	-	-	-	-	-
Share-based compensation		-	480	-	-	480
Vested shares withheld to pay employee portion of payroll taxes	(4,599)	-	(19)	-	-	(19)
Net loss	-	-	-	(1,760)	-	(1,760)
Balances at September 27, 2020	15,070,077	$15	$105,425	$(1,304)	$1,558	$105,694

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 30, 2018	14,695,176	$15	$96,272	$17,528	$7,844	$121,659
Cumulative effect of change in accounting policy (Note 10)	-	-	-	(1,257)	-	(1,257)
Share-based compensation	-	-	296	-	-	296
Cancellation of subsidiary Class B Units (Note 2 (h))	-	-	6,286	-	(6,286)	-
Net income	-	-	-	3,848	-	3,848
Balances at March 31, 2019	14,695,176	15	102,854	20,119	1,558	124,546
Share-based compensation	-	-	296	-	-	296
Net income	-	-	-	2,168	-	2,168
Balances at June 30, 2019	14,695,176	15	103,150	22,287	1,558	127,010
Issuance of restricted and performance stock awards	316,500	-	-	-	-	-
Share-based compensation	-	-	438	-	-	438
Net income	-	-	-	771	-	771
Balances at September 29, 2019	15,011,676	$15	$103,588	$23,058	$1,558	$128,219

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Nine Months Ended
	September 27,	September 29,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(26,392)	$6,787
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	9,340	9,034
Share-based compensation expense	1,388	1,030
Asset impairment charges	16,426	-
Deferred income taxes	(4,890)	(998)
Other, net	415	215
Changes in assets and liabilities:
Accounts and other receivables	431	(319)
Prepaid expenses and other current assets	2,953	1,960
Accounts payable	(1,920)	(1,306)
Accrued expenses and other current liabilities	(1,952)	(5,980)
Lease right-of-use assets and liabilities	1,306	1,242
Other assets and liabilities, net	1,356	(911)
Net cash (used in) provided by operating activities	(1,539)	10,754

Cash flows from investing activities:
Purchase of property and equipment	(6,082)	(7,757)
Proceeds from sale of property and equipment	1,070	-
Other investing activities	(290)	(122)
Net cash used in investing activities	(5,302)	(7,879)

Cash flows from financing activities:
Proceeds from borrowing under debt agreement	32,100	-
Payments on long-term debt	(16,350)	(3,750)
Other financing activities	(528)	(43)
Net cash provided by (used in) financing activities	15,222	(3,793)
Increase (decrease) in cash and cash equivalents	8,381	(918)
Cash and cash equivalents at beginning of period	8,803	8,783
Cash and cash equivalents at end of period	$17,184	$7,865

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$1,116	$819
Property and equipment obligations accrued at end of period	490	2,669
Cash paid for interest	405	467
Cash paid for income taxes	84	718

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

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants including J. Alexander’s, Redlands Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”).  At September 27, 2020 and December 29, 2019, the Company operated 46 and 47 restaurants, respectively, in 16 states. The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States. The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and rules of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine-month period ended September 27, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2021.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on March 13, 2020, and amended on April 17, 2020 (the “2019 Annual Report”).

Total comprehensive (loss) income is comprised solely of net (loss) income for all periods presented.  There have been no material changes in the Company’s significant accounting policies, other than those described in Note 2(k) – Inventory Method Change and Note 7 – Recent Accounting Pronouncements, as compared to the significant accounting policies described in the Company’s 2019 Annual Report.
(b)	Effects of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due to the global spread of a new strain of coronavirus (“COVID-19”) and the related risks to the international community. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, and on March 13, 2020 the United States declared the pandemic a National Public Health Emergency.  In response, many states and jurisdictions in which the Company operates restaurants issued stay-at-home orders and other measures, including the closure of all in-restaurant dining, aimed at slowing the spread of the virus beginning in March 2020. These measures resulted in the closure of the Company’s dining rooms beginning in mid-March 2020 and a shift to an off-premise operations platform only until late April 2020 when certain states began to allow for partial reopening of dining rooms.  Dining room capacity restrictions remain in place at varying degrees while a limited number of locations are operating at full capacity in accordance with their state’s or local government’s guidelines through the date of this report.  As a result of the government-mandated restrictions and related public concerns, the Company’s net sales, results of operations and cash flows were negatively impacted in the third quarter and first nine months of 2020 due to significant reductions in guest counts. The Company has taken measures to increase its off-premise sales during the COVID-19 pandemic, including implementing its online ordering platform utilizing the services of ChowNow, introducing curbside service, menu innovation which includes family-style meals and butcher-shop sales of cook-at-home, hand-cut steaks and whole loins, and increasing digital marketing and email campaigns to drive guest awareness.  Further, the Company began implementing contactless payment at certain of its locations with a complete rollout anticipated by the end of the fiscal year as well as utilizing paperless menus to enhance the safety of our guests and employees in the restaurant. Additionally, the Company has invested in pub and booth partitions to increase capacity while maintaining guest safety.

In addition to the decline in restaurant sales, the Company has also incurred approximately $3,336 of costs directly related to the COVID-19 pandemic in the nine-month period ended September 27, 2020, which consists primarily of benefits and payments to furloughed restaurant employees for emergency sick leave, vacation and other sick leave benefits and related payroll taxes as well as inventory waste. Additionally, the Company continued to incur expenses related to the ongoing operations of the restaurants as well as monthly rent and occupancy-related costs during the period that its restaurants were temporarily closed, or operating on an off-premise basis only or with limited capacity. The Company has implemented measures to reduce its costs and limit its cash outflows during the COVID-19 pandemic, including temporary reductions in staffing levels and related furloughs of restaurant-level hourly employees, elimination of certain positions at the Company’s corporate office, deferral or cancellation of significant capital expenditure projects, engaging in negotiations with vendors and landlords regarding deferral or abatement of rental and other contractual obligations and the deferral of tax payments where allowed. The Company executed deferral and abatement agreements for certain of its locations with their respective landlord during the second and third quarters of 2020 while negotiations for other locations are ongoing.

The disruption in operations and reduction in restaurant sales also led the Company to consider the impact of the COVID-19 pandemic on the recoverability of its assets, including property and equipment, right-of-use assets for operating leases, goodwill and intangible assets, and others. Such impairment analyses resulted in the Company recording impairment charges totaling $16,426 for the nine-month period ended September 27, 2020 and are discussed further in Note 2(m) below. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that additional impairments could be identified in future periods, and such amounts could be material.

To preserve financial flexibility, the Company drew the remaining $17,000 of available capacity (at the time of the draw) under its revolving credit facilities in March 2020. During April 2020, the Company also entered into deferral letter agreements with its lender to postpone principal and interest payments on its outstanding indebtedness for a period of 90 days and, in June 2020, an additional deferral letter was entered into to defer principal payments for an additional 90-day period. Additionally, the Company entered into a modification agreement in April 2020 to defer the maturity of, and interest payments under one of its term loans to September 2021 (which was subsequently modified again in October 2020 as discussed below). In May 2020, the Company obtained a waiver letter from its lender that waived existing financial covenants and instituted new financial covenants. In June 2020, the Company entered into an amendment with its lender to increase the borrowing capacity under its revolving line of credit by an additional $15,000. Finally, in October 2020, the Company entered into an agreement with its lender which extended the maturity dates of certain of its outstanding loans along with other modifications including instituting new financial covenants.  See Note 11 – Subsequent Events for further discussion.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. Given the uncertainty surrounding the global economy and governmental restrictions on the Company’s operations, the Company cannot reasonably predict when its restaurants will be able to return to normal dining room operations. Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on its consolidated financial condition, liquidity and future results of operations, and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The Company does expect that its results of operations, cash flows and liquidity will be negatively affected by the pandemic, in some form, for the remainder of fiscal year 2020.
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

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  The quarter and nine-month periods ended September 27, 2020 and September 29, 2019 each included 13 and 39 weeks of operations, respectively.  Fiscal years 2020 and 2019 include 53 and 52 weeks of operations, respectively.
(e)	Discontinued Operations and Restaurant Closures

During the second quarter of 2020, the Company made the decision to permanently close the Lyndhurst Grill location in Cleveland, Ohio, on May 1, 2020 after a review of its projected and historical financial performance. This location was also required to be temporarily closed in mid‑March due to COVID-19-related traffic limitations unique to that specific restaurant which further impacted operating results.  Restaurant closing costs recorded during the quarter and nine-month period ended September 27, 2020 totaled $173 and $351, respectively, and include labor expenses incurred subsequent to closure, severance, the loss on sale of fixed assets at this location discussed below and other miscellaneous costs. Expenses associated with the closure of the Lyndhurst Grill restaurant have not been included in discontinued operations as its closure does not represent a strategic shift that will have a major effect on the Company’s operations and financial results.  As such, these restaurant closing costs have been included as a component of “Long-lived asset impairment charges and restaurant closing costs” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company entered into an agreement to sell this property in the second quarter of 2020 and the transaction closed in the third quarter of 2020. The assets sold included the land and building for which the Company received proceeds of $1,070.  The Company previously recorded a long-lived asset impairment charge of $689 related to the fixed assets at this location during the first quarter of 2020 which is discussed in Note 2(m) below.

In addition, the Company remains party to a lease agreement for a location that was closed in 2013 and is accounted for as a discontinued operation.  The $53 and $66 losses from discontinued operations included in the quarters ended September 27, 2020 and September 29, 2019, respectively, and losses for the nine-month periods ended September 27, 2020 and September 29, 2019 of $160 and $183, respectively, consist solely of exit and disposal costs for this location.
(f)	Transaction, Contested Proxy and other Related Expenses

Transaction, contested proxy and other related expenses totaled $12 and $635 for the quarter and nine-month period ended September 27, 2020, respectively. In the first nine months of 2020, the Company incurred legal fees, other professional fees and consulting fees related to the ongoing evaluation of strategic alternatives. During the first quarter of 2020, the Company announced that given the uncertainties in the business community, the restaurant industry and the financial markets as a result of the COVID-19 pandemic, the ongoing review of strategic alternatives by the Company’s Board of Directors (the “Board”) was not expected to be completed until the uncertainties are resolved. Transaction, contested proxy and other related expenses for the quarter and nine-month period ended September 29, 2019 totaled $117 and $768, respectively. Expenses in 2019 include costs associated with both soliciting shareholder proxies for the Company’s 2019 annual meeting of shareholders as well as costs related to the evaluation of strategic alternatives.
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

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders.  As of each September 27, 2020 and December 29, 2019, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $1,558.  On February 28, 2019, in conjunction with the termination agreement (“Termination Agreement”) entered into in November 2018 between J. Alexander’s Holdings, LLC and Black Knight Advisory Services, LLC (“Black Knight”), the 1,500,024 Class B Units held by Black Knight were cancelled and forfeited for no consideration. Therefore, the Black Knight non‑controlling interest associated with their Class B Unit share-based compensation expense was reclassified to additional paid-in capital in the first quarter of 2019, and as of September 27, 2020 and December 29, 2019, non-controlling interests consist solely of the previously recognized non-cash compensation expense relative to the Class B Units held by management.  The Hypothetical Liquidation at Book Value method was used as of each of September 27, 2020 and September 29, 2019 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to those calculations, no allocation of net (loss) income was made to non-controlling interests for either of the quarters or nine-month periods ended September 27, 2020 or September 29, 2019.
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

On November 1, 2018, the Board authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the current program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first nine months of 2020.
(k)	Inventory Method Change

At the beginning of fiscal 2020, the Company implemented a new inventory management system. In connection with this implementation, the Company changed its method of accounting for inventory from the lower of cost (first-in, first-out) or net realizable value method utilized by its legacy system to the lower of cost or net realizable value method, with cost being determined using an average cost method, effective December 30, 2019 (the first day of the current fiscal year). The Company believes this change in accounting principle is preferable, as it will result in greater precision in the costing of inventories. In addition, the average cost method better aligns with the functionality of the new inventory management system. The Company determined that the effects of adopting the average cost method were not material to its Condensed Consolidated Financial Statements. Prior to the conversion to the new inventory management system, the Company was not able to determine the impact of the change to the average cost method. Therefore, it did not retroactively apply the change to periods prior to fiscal year 2020.
(l)	Debt

On September 27, 2020, the Company was party to the Third Amended and Restated Loan Agreement, dated June 5, 2020, by and between J. Alexander’s, LLC and Pinnacle Bank, as amended (the “Third Loan Agreement”).  The Third Loan Agreement was subsequently amended by the Fourth Amended and Restated Loan Agreement (the “Fourth Loan Agreement”), dated October 28, 2020 and entered into by the same parties, which extends the maturity of three of the

Company’s loans to January 1, 2023 and makes the same interest rate apply to each of the loans as described below. The Fourth Amended and Restated Loan Agreement amends and restates in its entirety the Third Loan Agreement. The discussion that follows describes the terms of the Company’s credit facilities under the Fourth Loan Agreement with deviations from the Third Loan Agreement that was in place as of September 27, 2020 as notated.

The Fourth Loan Agreement consists of the following loans: (i) a $4,028 term loan set to mature on January 1, 2023 (the “Mortgage Loan” previously stated at $5,000 and set to mature on September 3, 2021), (ii) a $20,000 development line of credit set to mature on January 1, 2023 (the “Development Line of Credit” previously set to mature on September 3, 2021), (iii) a $556 term loan set to mature on December 10, 2020 (the “Term Loan” previously stated at $10,000 and set to mature on September 3, 2021), and (iv) a $16,000 revolving line of credit set to mature on January 1, 2023 (the “Revolving Line of Credit” previously set to mature on September 3, 2021).  At September 27, 2020, the amounts outstanding under the Development Line of Credit and the Revolving Line of Credit were $20,000 and $1,000, respectively. At September 27, 2020, $4,167 was outstanding under the Mortgage Loan and an additional $556 was outstanding under the Term Loan. Due to the modification of each credit facility’s maturity date effective with the Fourth Loan Agreement, the Company considered these dates when determining its intent and ability to reclassify short-term debt as of September 27, 2020 to long-term debt.  As such, a portion of the outstanding debt at September 27, 2020 is classified as long-term on the Company’s Condensed Consolidated Balance Sheet at September 27, 2020.

During the first quarter of 2020, the Company announced it drew down the remaining $17,000 of available capacity (at the time of the draw) under the Development Line of Credit and the Revolving Line of Credit (the “Credit Draw”). The Credit Draw was undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the current disruption and uncertainty resulting from the COVID-19 pandemic. Following the Credit Draw, debt outstanding under the Development Line of Credit and the Revolving Line of Credit totaled $21,000. Pursuant to the terms of the Second Amended and Restated Loan Agreement (the “Second Loan Agreement”), the borrowings under the Second Loan Agreement bore interest at 30-day LIBOR plus a sliding interest rate scale determined by a maximum adjusted debt to EBITDAR ratio (following the Credit Draw, set at 30-day LIBOR plus 2.35% as of September 27, 2020).  Under the Fourth Loan Agreement, each of these credit facilities bear interest at a rate of 30-day LIBOR plus 2.5%, with a floor for LIBOR of 1.5%. The maximum adjusted debt to EBITDAR ratio financial covenant which previously determined these interest rates as of September 27, 2020 was eliminated by the Fourth Loan Agreement.  In October 2020, the Company paid $10,000 of the $20,000 outstanding Development Line of Credit balance, which was included in the “Current portion of long-term debt” balance on the Condensed Consolidated Balance Sheet as of September 27, 2020 due to the Company’s intent and ability to pay this amount within a twelve-month period as of the balance sheet date.

On April 15, 2020, the Company entered into a modification of the Second Loan Agreement impacting the Term Loan, which deferred the two remaining principal payments totaling $556 until the Term Loan’s new maturity date which was modified to be September 3, 2021. As noted above, the Fourth Loan Agreement further modified the maturity date of the Term Loan to December 10, 2020. With respect to interest payments in the interim, the Term Loan was modified to defer such payments until July 3, 2020 at which point monthly interest payments resumed and will continue through its current maturity date of December 10, 2020.  Similar to the Term Loan, the Company also negotiated for the deferral of principal and interest payments related to the Mortgage Loan and executed deferral letters in both April 2020 and June 2020 related to such deferrals. The principal payments otherwise due in April through September 2020 totaling $834 will now be payable when the loan matures on January 1, 2023 and interest payments resumed on July 3, 2020. As noted above, under the Fourth Loan Agreement, each of these credit facilities bear interest at a rate of 30-day LIBOR plus 2.5%, with a floor for LIBOR of 1.5%. The maximum adjusted debt to EBITDAR ratio financial covenant which previously determined these interest rates as of September 27, 2020 was eliminated by the Fourth Loan Agreement, and was set at 30-day LIBOR plus 2.35% as of September 27, 2020. The Company also reached an agreement with its lender in April 2020 to defer interest payments on its Development Line of Credit and Revolving Line of Credit for the months of April, May and June 2020, and interest payments resumed on July 3, 2020.

On June 5, 2020, the Company entered into the Third Loan Agreement with Pinnacle Bank which amended its Revolving Line of Credit to expand its capacity from $1,000 to a total of $16,000 by adding an accordion feature for the additional $15,000, with the additional capacity available for general corporate purposes, including working capital and letters of credit. This amendment also required the Company to pledge the previously unencumbered five owned properties as collateral to the lender. The additional capacity is available for borrowing by the Company in amounts up to and including $5,000 per fiscal month beginning in the eighth fiscal month of 2020, with any amounts not borrowed during any particular period to be available for borrowing in subsequent periods. Any advances on the expanded Revolving Line of Credit are contingent on the Company achieving certain levels of revenue on a trailing three-fiscal-month basis. Borrowings under the Revolving Line of Credit under the Third Loan Agreement bore interest at a rate of LIBOR plus 2.5%, with a floor for LIBOR of 1.5%, and was payable quarterly beginning on September 3, 2020. Under the Fourth Loan Agreement, the interest rate on this credit facility remains the same and all outstanding principal and interest is now due and payable at the end of fiscal 2022.

The Third Loan Agreement included certain terms agreed upon in a May 2020 waiver, which waived financial covenant compliance for existing financial covenants under the Second Loan Agreement beginning May 7, 2020 through the period ending July 4, 2021, and implemented two new financial covenants included in the Third Loan Agreement.  These financial covenants are now incorporated in the Fourth Loan Agreement, which also extended the Company’s obligation to maintain these financial covenants through the new maturity date at the end of fiscal 2022. The new financial covenants require (i) minimum revenue of (a) at least $99,800 for the Company’s fiscal year ending January 3, 2021, (b) at least $118,400 on a four-quarter trailing basis by April 4, 2021, and (c) at least $166,800 on a four-quarter trailing basis by July 4, 2021, and (ii) a maximum adjusted debt to tangible net worth ratio of 0.80 or less, measured quarterly beginning September 27, 2020. The Fourth Loan Agreement also includes a fixed coverage charge ratio covenant of not less than 1.00 to 1.00 for the fiscal third and fourth quarters of 2021 and not less than 1.05 through the end of fiscal 2022.  Under the Second Loan Agreement, the fixed coverage charge financial covenant was required to be at a ratio of not less than 1.25 to 1.00 throughout the term of that agreement.

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
(m)	Goodwill Impairment and Long-lived Asset Impairment Charges

In light of the decline in the market price of the Company’s common stock, the impact of mandated dining room closures on financial results, the expected reduction in economic activity in the near term, and the general economic and market volatility, the Company determined that these factors constituted an interim triggering event as of the end of the Company’s first, second and third quarters of 2020, and performed impairment analyses with regard to its indefinite-lived intangible assets, property and equipment (including its right-of-use assets for operating leases) and goodwill. As a result, the Company recorded asset impairment charges totaling $16,426 in the first nine months of 2020.

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

Additionally, the Company recorded a long-lived asset impairment charge of $689 to state the assets at its Lyndhurst Grill location in Cleveland, Ohio, at their fair value as of March 29, 2020, which is presented as “Long-lived asset impairment charges and restaurant closing costs” on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the second quarter of 2020, the Company made the decision to permanently close this location after a review of its projected and historical financial performance. This location was also required to be temporarily closed in mid‑March 2020 due to COVID-19-related traffic limitations unique to that specific restaurant which further impacted operating results. The Company assessed its other restaurant locations for indicators of impairment as of the quarter ended September 27, 2020 and assessed recoverability of certain fixed assets as warranted.  No additional impairment was identified as of September 27, 2020.

The Company also performed a quantitative impairment analysis in the first, second and third quarters of 2020 relative to its indefinite-lived intangible assets and determined that the fair value of these assets substantially exceeded their carrying values and no impairment existed as of September 27, 2020.

Note 3 – Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Quarter Ended		Nine Months Ended
(Dollars and shares in thousands, except per share amounts)	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Numerator:
(Loss) income from continuing operations, net of tax	$(1,707)	$837	$(26,232)	$6,970
Loss from discontinued operations, net	(53)	(66)	(160)	(183)
Net (loss) income	$(1,760)	$771	$(26,392)	$6,787
Denominator:
Weighted average shares (denominator for basic (loss) earnings per share)	14,729	14,695	14,706	14,695
Effect of dilutive securities	-	113	-	51
Adjusted weighted average shares and assumed conversions (denominator for diluted (loss) earnings per share)	14,729	14,808	14,706	14,746

Basic (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(0.12)	$0.06	$(1.78)	$0.47
Loss from discontinued operations, net	(0.00)	(0.00)	(0.01)	(0.01)
Basic (loss) earnings per share	$(0.12)	$0.05	$(1.79)	$0.46
Diluted (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(0.12)	$0.06	$(1.78)	$0.47
Loss from discontinued operations, net	(0.00)	(0.00)	(0.01)	(0.01)
Diluted (loss) earnings per share	$(0.12)	$0.05	$(1.79)	$0.46

Note: Per share amounts may not sum due to rounding.

Basic (loss) earnings per share of common stock is computed by dividing net (loss) income by the weighted average number of shares outstanding for the reporting period.  Diluted (loss) earnings per share of common stock gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive.  We incurred a net loss for the quarter and nine-month period ended September 27, 2020, and therefore, diluted shares outstanding equaled basic shares outstanding for each of these periods.

The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents, and the number of additional shares of common stock related to these Class B Units is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards are considered to be antidilutive as of and for the quarter and nine-month period ended September 29, 2019, and, therefore, have been excluded from the diluted earnings per share calculations.

The number of additional shares of common stock related to stock option awards is calculated using the treasury stock method, if dilutive.  There were 1,741,750 and 1,495,750 stock option awards outstanding as of September 27, 2020 and September 29, 2019, respectively. A portion of the stock option awards outstanding as of September 27, 2020 include awards to purchase 246,000 shares of common stock at an exercise price of $5.00 issued on August 7, 2020.  The dilutive impact of the awards outstanding as of September 29, 2019 on the number of weighted average shares in the diluted earnings per share calculation was 102,490 and 47,446 for the quarter and nine-month periods ended September 29, 2019, respectively.

As of September 27, 2020 and September 29, 2019, there were 261,003 and 264,000 restricted share awards outstanding, respectively, which were subject to only a service condition. The restricted share awards outstanding as of September 27, 2020 include 63,000 awards which were granted by the Company to members of the Board on August 7, 2020 at $4.43, the Company’s stock price on the date of grant. During the third quarter of 2020, 65,997 restricted share awards vested, and such vested shares, net of shares withheld for taxes, are included in weighted average shares outstanding for basic loss per share calculation purposes for the quarter and nine-month period ended September 27, 2020. The 264,000 unvested restricted share awards outstanding as of September 29, 2019 were considered dilutive for the quarter and nine-month period ended September 29, 2019 and the impact on the number of weighted average shares in the diluted earnings per share calculation was 10,763 and 3,588, respectively.

As of September 27, 2020 and September 29, 2019, there were 52,500 performance share awards outstanding. The performance condition associated with such awards had not been met at either September 27, 2020 or September 29, 2019, and, therefore, the portion of the awards that had satisfied the applicable service condition at September 27, 2020 were excluded from the weighted average shares outstanding for basic loss per share calculations for the third quarter and nine-months ended September 27, 2020. Additionally, any dilutive impact of the awards was not considered in either the third quarter and nine-month period ended September 29, 2019 due to the fact that the performance condition had not been satisfied.

Note 4 – Income Taxes

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, eliminates the taxable income limit for certain net operating losses (“NOLs”) and allows businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years, loosens the business interest limitation under Internal Revenue Code Section 163(j) and fixes the qualified improvement property (“QIP”) regulations in the 2017 Tax Cuts and Jobs Act.  Additionally, the CARES Act provides for non-income tax-related relief such as refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. As a result of the CARES Act, the Company estimates that it will be able to obtain a tax refund from the carryback of NOLs expected to be generated in fiscal 2020, and it is currently in the process of quantifying the estimated total amount of that carryback. The Company also intends to take full advantage of the deferral offered for the employer-paid portion of social security taxes and the refundable employee retention tax credits. As of September 27, 2020, the Company has deferred the payment of $2,143 of social security taxes which are accrued as “Other long-term liabilities” in the Consolidated Balance Sheets. The Company continues to evaluate the various provisions of the CARES Act and their impact on its effective tax rate and its consolidated financial statements as a whole, but the Company does anticipate the impact for the full fiscal year 2020 could be significant.

Prior to the third quarter of 2020, the interim tax provision was prepared on an actual effective tax rate basis rather than on an estimated annual effective rate basis as the Company determined at the time that a reliable estimate of the annual effective tax rate could not be made due to the uncertainty presented by the COVID-19 pandemic and its impact on the Company’s ability to effectively forecast results for fiscal 2020 on which an annual effective tax rate could be based in accordance with ASC 740 – Income Taxes.  However, during the third quarter of 2020, the Company determined that a reliable annual effective tax rate could be estimated and that it would be appropriate to record its income tax provision for the quarter ended September 27, 2020 based on such estimated annual effective tax rate.

The Company recognized an income tax expense of $64 and an income tax benefit of $5,742 for the quarter and nine-month period ended September 27, 2020, respectively.  For the nine-month period ended September 27, 2020, the Company recognized $508 of current benefit related to the carryback of calculated NOLs for the first nine months of 2020 to prior years as allowed under the CARES Act.  The net effective tax rate (including the impact of discrete items) for the first nine months of 2020 was 17.9% compared to (3.6)% for the same period in 2019. The factors that caused the net effective tax rate to vary from the federal statutory rate of 21% for the nine-month period ended September 27, 2020 primarily related to the impact of the nondeductible book goodwill impairment charge recorded during 2020, partially offset by the Federal Insurance Contribution Act (“FICA”) tip credit, state income taxes, the anticipated carryback of the NOLs generated during 2020 to prior years, including the impact of the correction of the QIP regulations on the anticipated carryback, and other items. For the nine-month period ended September 29, 2019, the factors that caused the net effective tax rate to vary from the federal statutory rate included the impact of the FICA tip credit and other credits, partially offset by state income taxes and certain non-deductible expenses.  In addition to these items, for the nine-month period ended September 29, 2019, we recognized a rate benefit of 4.9% due to the impact of discrete tax items, including but not limited to, the return to provision reconciliation and the beginning of the year deferred tax rate adjustment.

The Company regularly assesses the need for a valuation allowance related to its deferred tax assets, which includes consideration of both positive and negative evidence related to the likelihood of realization of such deferred tax assets to determine, based on the weight of the available evidence, whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  In its assessment, the Company considers recent financial operating results, projected future taxable income, the reversal of existing taxable differences, and tax planning strategies.  The Company has evaluated the need for valuation allowances as of the nine-month period ended September 27, 2020 and has determined that a valuation allowance of $248 is necessary relative to certain state net operating losses and other deferred tax assets which are not expected to be realized.  Management also determined at September 27, 2020 that it is more likely than not that the results of future operations and reversal of deferred tax liabilities will generate sufficient taxable income to realize the remaining deferred tax assets not covered by this valuation allowance. The Company will continue to assess the likelihood of the realization of its deferred tax assets, especially in light of the COVID-19 pandemic and related economic uncertainty, and the valuation allowance will be adjusted accordingly in future periods, if required.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years.  The total estimated amount of lease payments remaining on these five leases at September 27, 2020 was approximately $823.  In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for one real property lease.  The total estimated amount of lease payments remaining on this lease at September 27, 2020 was approximately $281.  There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company.  Management believes the likelihood of any significant loss is remote.

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

Note 6 – Fair Value Measurements

As of September 27, 2020 and December 29, 2019, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature.  The carrying amounts of long-term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates because of the close proximity of recent refinancing transactions to the dates of these unaudited Condensed Consolidated Financial Statements (Level 2).

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As discussed in Note 2(m) above, during the first quarter of fiscal year 2020, primarily due to the impacts of the COVID-19 pandemic, the Company determined that a triggering event had occurred requiring an impairment evaluation of its long-lived assets, indefinite‑lived intangible assets and goodwill. As a result of these analyses, the Company recorded a $689 impairment charge related to the long-lived assets at one restaurant location that management determined would be permanently closed (the Lyndhurst Grill location) and a $15,737 impairment charge related to the Company’s recorded goodwill. The impairment charges were measured based on the amounts by which the carrying values of the assets exceeded their relative fair values. No impairment was recorded for indefinite‑lived intangible assets as their fair values were determined to substantially exceed their carrying values. Fair values for goodwill and long-lived assets that were impaired during the first nine-months of 2020 were estimated utilizing a market approach, and fair value estimates for indefinite-lived intangibles were determined based on an income approach. Fair value estimates utilized market participant assumptions reflecting all available information as of the impairment date. The fair value of goodwill was $0 (Level 3) and the Lyndhurst Grill location was sold during the third quarter of 2020 and therefore has no remaining value on the Company’s Condensed Consolidated Balance Sheet as of September 27, 2020. There were no non-financial assets measured at fair value on a non‑recurring basis as of December 29, 2019.

The Company updated its impairment analyses for its long-lived and indefinite-lived intangible assets as of September 27, 2020 as the Company continued to be impacted by the COVID-19 pandemic during the third quarter.  No additional impairment was recorded for long-lived or indefinite-lived intangible assets for the quarter ended September 27, 2020.

The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that additional impairments could be identified in future periods, and such amounts could be material.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	September 27, 2020
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$96	$-	$-
U.S. government obligations *	276	-	-
Corporate bonds *	2,242	-	-
Mutual and money market funds **	1,071	-	-
Cash surrender value - life insurance *	-	2,272	-
Total	$3,685	$2,272	$-

	December 29, 2019
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$71	$-	$-
U.S. government obligations *	300	-	-
Corporate bonds *	2,195	-	-
Mutual and money market funds **	833	-	-
Cash surrender value - life insurance *	-	2,253	-
Total	$3,399	$2,253	$-

* - As held in the Trust (as defined below).
** - As held in the 409a Trust (as defined below).

Cash and cash equivalents are classified as Level 1 of the fair value hierarchy as they represent cash held in a rabbi trust established under a retirement benefit arrangement with certain of the Company’s current and former officers (the “Trust”).  Cash held in the Trust is invested through an overnight repurchase agreement the investments of which may include U.S. Treasury securities, such as bonds or Treasury bills, and other agencies of the U.S. government.  Such investments are valued using quoted market prices in active markets.

U.S. government obligations held in the Trust include U.S. Treasury Bonds.  These bonds as well as the corporate bonds listed above are considered to be trading securities and are classified as Level 1 of the fair value hierarchy given their readily available quoted prices in active markets.

At September 27, 2020 and December 29, 2019, the Company held investments in mutual and money market funds classified as trading securities that were also held in a rabbi trust as of September 27, 2020 (the “409a Trust”) to support its future obligations to participants of its nonqualified deferred compensation plan, which are carried at fair value based on quoted market prices in active markets for identical assets (Level 1).

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

In April 2020, the staff of the FASB issued a question-and-answer document that stated that entities may elect to account for lease concessions related to the effects of the COVID-19 pandemic as though the rights and obligations for those concessions existed as of the commencement of the contract rather than as a lease modification. Lessees may make the election for any lessor-provided lease concession related to the impact of the COVID-19 pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company has made such elections. See Note 10 – Leases below for additional discussion regarding rent concessions granted during the second and third quarters of 2020. The Company continues to have discussions and negotiations are ongoing with its landlords regarding future rent concessions.

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

Note 9 – Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the periods presented:

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Restaurant	$46,158	$56,835	$130,446	$183,485
Gift card breakage	72	32	358	345
Net sales	$46,230	$56,867	$130,804	$183,830

The Company recognized revenue associated with gift cards redeemed by guests of $620 and $779 during the quarters ended September 27, 2020 and September 29, 2019, respectively, and $2,433 and $3,208 during the nine-month periods ended September 27, 2020 and September 29, 2019, respectively. Further, of the amounts that were redeemed during the nine-month periods ended September 27, 2020 and September 29, 2019, $1,786 and $2,197, respectively, were recorded within unearned revenue at the beginning of each of the respective fiscal years.  Unearned revenue increased by $488 and $607 during the quarters ended September 27, 2020 and September 29, 2019, respectively, and by $1,441 and $1,954 during the nine-month periods ended September 27, 2020 and September 29, 2019, respectively, as a result of gift cards sold.

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

During the first nine months of 2020, the Company took possession of the new restaurant location in San Antonio, Texas, the construction of which is scheduled to be completed during the fourth quarter of 2020. However, due to the current restrictions associated with the COVID-19 pandemic in Texas, coupled with the lead time associated with preparing a new location for opening, the Company has scheduled this restaurant to open in the first quarter of fiscal year 2021. The Company recorded a ROU asset in exchange for a new lease liability of $4,515. Further, the Company entered into a lease for a new restaurant location in Madison, Alabama, which it anticipates will also open during fiscal year 2021 but for which it has not yet taken possession.  Each of these leases include a lease term, including option periods, of 30 years.

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

In the second and third quarters of 2020, the Company was granted COVID-19 related rent concessions for 13 of its restaurant locations and for its corporate office. Under these landlord agreements, certain rent payments will be deferred for various periods, generally providing for 50% rent deferral ranging between three to six months.  Certain other locations received rent abatements ranging from 50% to the full amount of the original lease amount ranging from three to seven months.  The Company has elected to account for lease concessions resulting directly from COVID-19 as though the enforceable rights and obligations to the concessions existed in the respective agreements at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial increase in the Company’s obligations, taking into consideration the recent guidance issued by the FASB in its Staff question-and-answer document regarding rent concessions related to the effects of the COVID-19 pandemic. During the nine months ended September 27, 2020, 12 of the Company’s 14 rent concession agreements qualified for this accounting election, and the remaining two agreements were treated as lease modifications due to a significant extension to the lease term resulting in a substantial increase in total lease payments associated with each lease. The Company’s ROU assets and lease liabilities have been remeasured for lease concessions received to take into consideration the impact of the two lease modifications including adjustment for their respective incremental borrowing rates as well as the timing of the aforementioned abatements and deferrals, the impact of which is presented in the information below.  The Company continues to engage in rent concession negotiations for a number of its restaurant locations as of September 27, 2020.

The cash paid during the third quarter and first nine months of 2020 for amounts included in the measurement of lease liabilities totaled $1,763 and $6,190, respectively.

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

September 27,
2020
2020 (1)	$1,925
2021	9,917
2022	9,731
2023	9,745
2024	9,402
2025 and thereafter	96,391
Total minimum lease payments	137,111
Less: Imputed interest (2)	52,193
Present value of lease liabilities	$84,918

(1)  Excluding the 39 weeks ended September 27, 2020

(2) Amount necessary to reduce net minimum lease payments to present value calculated using the Company’s incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of Topic 842) or lease inception or modification date (for those leases entered into or modified after the adoption date).

Note 11 – Subsequent Events

On October 28, 2020, the Company entered into the Fourth Loan Agreement with Pinnacle Bank to modify certain terms within the Third Loan Agreement in place as of September 27, 2020 as discussed in Note 2(l) – Debt above.

Also discussed in Note 2(l), the Company considered the terms of the Fourth Loan Agreement when determining the Company’s intent and ability to reclassify short-term debt as of September 27, 2020 to long-term debt. As such, a portion of the outstanding debt at September 27, 2020 is classified as long-term on the Company’s Condensed Consolidated Balance Sheet at September 27, 2020.  Further, in October 2020, the Company paid $10,000 of the $20,000 outstanding Development Line of Credit balance, which was included in the “Current portion of long-term debt” balance on the Condensed Consolidated Balance Sheet as of September 27, 2020.

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

•	the effect of higher commodity prices, unemployment and other economic factors on consumer demand as a result of COVID-19;
•	COVID-19-related increases in food input costs or product/supply shortages and our response to them;
•	our ability to comply with financial covenants under our loan agreement and to borrow available amounts under our lines of credit;
•	our ability to defer additional lease or contract payments or otherwise obtain additional concessions from landlords, vendors and other parties in light of the impact of the COVID-19 pandemic;
•	the impact of, and our ability to pursue, any potential strategic alternatives in light of the impact of the COVID-19 pandemic;
•	the impact of pandemics, such as outbreaks of viruses, foodborne illnesses or other diseases;
•	the impact of, and our ability to adjust to, general economic conditions and changes in consumer preferences;
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
•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 filed with the SEC on March 13, 2020, as amended on April 17, 2020 (the “2019 Annual Report”), under “Risk Factors” discussed in our Form 10-Q for the quarters ended March 29, 2020 and June 28, 2020 filed with the SEC on June 9, 2020 and August 6, 2020, respectively, in subsequent filings and in Part II, Item 1A. Risk Factors of this report.

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

During the second quarter of 2020, the Company made the decision not to reopen the Lyndhurst Grill location in Cleveland, Ohio, after a review of its projected and historical financial performance. This location was required to be closed in mid-March 2020 due to COVID-19 related traffic limitations unique to that specific restaurant and remained closed.  The Company completed the sale of the remaining long-lived assets at this location, including the land and building, during the third quarter of 2020.

Our business plan has evolved over time to include a collection of restaurants dedicated to providing guests with what we believe to be high quality food and beverages, high levels of professional service and a comfortable ambiance.  By offering multiple restaurant concepts and utilizing unique non-standardized architecture and specialized menus, we believe we are positioned to continue to scale and grow our overall restaurant business in an efficient manner in urban and affluent suburban areas.  We want each of our restaurants to be perceived by our guests as a locally managed, stand-alone dining experience.  This differentiation permits us to successfully operate multiple restaurants in the same geographic market.  If this strategy continues to prove successful, we may expand beyond our current existing concepts in the future. While each restaurant concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.”

We believe our restaurants deliver on our guests’ desire for freshly-prepared, high-quality food and exemplary service in a restaurant with architecture and design that varies from location to location.  Through our combination with Stoney River and opening new restaurants, we have grown from 33 restaurants across 13 states in 2012 to 46 restaurants across 16 states as of November 5, 2020.  Our financial performance has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants, and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our restaurants, grow our sales and improve our profitability by:

•	leveraging our new carry-out platform to drive off-premise sales both while restrictions in response to the COVID-19 pandemic are in effect and on a long‑term incremental basis;
•	increasing our same store guest counts and sales by providing high quality food and service;
•	pursuing new restaurant development in the long-term;
•	potentially expanding beyond our current existing restaurant concepts; and
•	improving our margins and leveraging infrastructure.

The most recent restaurant openings include a Merus Grill in Houston, Texas, during November 2019 and a Stoney River restaurant in Troy, Michigan, during October 2018. Additionally, the Company has announced the signing of two leases to open a new Redlands Grill in San Antonio, Texas, and a new J. Alexander’s restaurant in Madison, Alabama. The Company is currently constructing the new Redlands Grill which is scheduled to be completed during the fourth quarter of 2020.  However, due to the current restrictions associated with the COVID-19 pandemic in Texas, coupled with the lead time associated with preparing a new location for opening, the Company has scheduled this restaurant to open in the first quarter of fiscal year 2021. The J. Alexander’s restaurant in Madison, Alabama, is also slated to begin operations in 2021. The opening of the Madison, Alabama, location has been delayed from its previously anticipated opening in 2020 due to the Company’s decision to limit capital expenditures in response to the COVID-19 pandemic. Our restaurants often have a slower ramp up than many other restaurant groups due to our reliance on repeat business from a relatively small group of guests within each market. Having opened seven restaurants since the beginning of 2016, all of which are at different stages of maturity, our near-term focus will be on building guest traffic and sales at certain of the newer locations while we continue to evaluate promising opportunities for new restaurant development as well as react to the impact of the COVID-19 pandemic on our liquidity and restaurant performance in the near‑term.

The locations that have been transitioned from a J. Alexander’s restaurant to a Redlands Grill, Lyndhurst Grill (now closed) or Overland Park Grill restaurant or opened as a Merus Grill restaurant have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures, and, with the J. Alexander’s restaurants, are collectively referred to herein as “J. Alexander’s / Grill” restaurants.

Recent Developments and Trends Impacting our Business

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the United States declared it a national public health emergency.  Since March 2020, we have experienced substantial disruptions in our operations including, but not limited to, temporary restaurant closings, reopening of restaurants at limited capacity, suggested and mandated social distancing and stay-at-home orders, limited staffing and to-go only service in our restaurants. Despite the fact that all of our locations’ dining rooms were allowed to reopen by the end of the second quarter, the Company continues to be impacted by governmental orders that restrict capacity for the majority of its restaurants. Additionally, in October 2020, the state of Illinois again closed dining rooms to in-restaurant dining in certain locations which impacted the Company’s operations in those locations. Also, the in-restaurant dining capacity for one location in Florida was reduced to 50% from full capacity due to a local mandate. There can be no assurance that other state or local authorities will allow dining rooms to remain open even at reduced capacity if there is a surge in cases of COVID‑19 in those locations. Each of these factors have limited our ability to generate revenue impacting results from operations and cash flows during the first nine months of 2020 and may continue to do so for an extended period of time depending on the length of the pandemic and how significantly it affects the economy. There is significant uncertainty concerning consumer behavior, including guests’ propensity to spend disposable income or changes in consumer habits due to fear of contracting the virus in public or as a result of unemployment or reduced income. Governmental mandates required the Company to keep its dining rooms closed for a significant portion of the second quarter with reopening dates varying by state or local municipality and varying capacity limitations during the third quarter. Further, we expect that most of our restaurants will operate on a limited-capacity basis for the balance of the fourth quarter in response to orders issued by government officials in an effort to limit the spread of COVID-19, which could be more limiting particularly in response to a second wave of COVID-19 infections as some health officials believe could occur during the fall and winter months of 2020 and 2021. The Company is also closely monitoring the impact of the pandemic on all aspects of its business, including on guests, employees, suppliers, vendors, landlords, distribution channels and other business partners.

As a result of factors noted above, the Company has taken steps to modify its operations, where necessary, for a limited period of time, including pivoting to a carry-out model as a means of generating revenue and cash flow and reopening dining rooms at a limited capacity in compliance with state and local government guidelines. We have made employee and guest health and safety our first priority as we serve our guests during these uncertain times. We have provided personal protective equipment, such as masks, gloves and hand sanitizer to our team members, and we are checking employee temperatures daily. We are also observing social distancing requirements and routinely sanitizing high-touch surface areas in our restaurants. We have sought to develop menus that are friendly to an off-premise model providing guests with appetizers, salads, entrées, sides, wine, cocktails, family meal kits that can be prepared at home and “butcher shop” style beef offerings at select restaurants. We have also implemented an online ordering platform to allow for ease of ordering and to increase off-premises sales. We have implemented contactless menus in all of our dining rooms as well as contactless payments at certain locations, with the remaining locations anticipated to incorporate contactless payments by the end of 2020. We have also added pub and booth partitions in many locations in an effort to increase capacity while maintaining guest safety. Restaurant and corporate management have evaluated, and continue to evaluate, ways to curtail spending including an ongoing review of operations to maximize efficiency, adjusting restaurant-level labor and reducing purchases of inventory to align with new levels of demand, limiting discretionary operating expenses including business travel, suspending all significant non-essential capital expenditures, and negotiating the deferral of new restaurant capital expenditures with contractors in addition to certain rent, insurance, tax and debt payments where possible. We also eliminated certain positions at the Company’s corporate office during the second quarter of 2020. During the first quarter of 2020, we made the difficult decision to furlough restaurant employees that were not able to assist with the Company’s carry-out program, but have brought a significant number of these employees back to their restaurants during the reopening process at a volume warranted by the allowed dine-in capacity, as applicable, until normal staffing levels can resume. Additionally, the Company has held, and will continue to engage in, discussions with its lender to further enhance its liquidity including the full draw down on its available lines of credit in March 2020 as well as negotiating for modifications of these credit facilities during the second quarter of 2020 in order to make additional funds available for operations. In October 2020, the Company was able to extend the maturity date of its credit facilities as well as make certain other amendments to its debt agreements. See the discussion contained in “Liquidity and Capital Resources – Credit Facility” below for additional information. Similarly, we have been in discussions with many of our landlords and were able to secure COVID-19 rent concessions for varying lengths of time in order to defer or abate rent payments to conserve cash. The remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses a number of ways our business has been impacted by COVID-19.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the 18th month of operations.  Our same store restaurant base consisted of 45 restaurants at September 27, 2020.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.  This measure highlights the performance of existing restaurants, as the impact of new restaurant openings and closed locations is excluded.

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

Guest Counts.  Guest counts are measured by the number of entrees sold either for in-restaurant dining or for off-premise dining over a given time period. For purposes of guest count calculations, family pack meals sales are counted as an average of three guests.

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

Food and beverage costs.  Food and beverage costs is presented net of earned vendor rebates.  Food and beverage costs are generally influenced by the input cost of food and beverage items, distribution costs and menu mix.  The components of food and beverage costs are variable in nature, increase with revenues, are subject to increases or decreases based on fluctuations in commodity costs, including beef prices, and depend in part on the controls we have in place to manage costs at our restaurants.

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

General and Administrative Expenses.  General and administrative expenses consist of costs related to certain corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future company growth.  These expenses reflect management, supervisory and staff salaries and employee benefits, non-cash share-based compensation, travel, information systems, training, corporate rent, depreciation of corporate assets, professional and consulting fees, technology and market research.  These expenses include costs associated with being a public company, and we believe such expenses will increase over time in response to our anticipated growth. However, as we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of net sales over time.

Interest Expense.  Interest expense consists primarily of interest on our outstanding indebtedness. During periods of restaurant construction, interest expense is capitalized at a rate commensurate with the cost incurred to construct the restaurant. Our debt issuance costs are recorded at cost and are amortized over the lives of the related debt.

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

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended			Nine Months Ended
	September 27,	September 29,	Percent Change	September 27,	September 29,	Percent Change
(Unaudited)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019

Net sales	$46,230	$56,867	(18.7)%	$130,804	$183,830	(28.8)%
Costs and expenses:
Food and beverage costs	14,251	18,110	(21.3)	43,289	58,441	(25.9)
Restaurant labor and related costs	15,592	18,835	(17.2)	48,484	57,542	(15.7)
Depreciation and amortization of restaurant property and equipment	3,037	2,968	2.3	9,191	8,847	3.9
Other operating expenses	10,666	11,916	(10.5)	31,156	37,028	(15.9)
Total restaurant operating expenses	43,546	51,829	(16.0)	132,120	161,858	(18.4)
Transaction, contested proxy and other related expenses	12	117	(89.7)	635	768	(17.3)
General and administrative expenses	3,811	4,288	(11.1)	12,646	13,816	(8.5)
Goodwill impairment	-	-	-	15,737	-	100.0
Long-lived asset impairment charges and restaurant closing costs	173	-	100.0	1,040	-	100.0
Pre-opening expenses	72	211	(65.9)	163	357	(54.3)
Total operating expenses	47,614	56,445	(15.6)	162,341	176,799	(8.2)
Operating (loss) income	(1,384)	422	NCM	(31,537)	7,031	NCM
Other (expense) income:
Interest expense	(283)	(135)	109.6	(588)	(490)	20.0
Other, net	24	55	(56.4)	151	191	(20.9)
Total other expense	(259)	(80)	NCM	(437)	(299)	46.2
(Loss) income from continuing operations before income taxes	(1,643)	342	NCM	(31,974)	6,732	NCM
Income tax (expense) benefit	(64)	495	(112.9)	5,742	238	NCM
Loss from discontinued operations, net	(53)	(66)	(19.7)	(160)	(183)	(12.6)
Net (loss) income	$(1,760)	$771	NCM	$(26,392)	$6,787	NCM

Note:  NCM means not considered meaningful

As a Percentage of Net Sales	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage costs	30.8	31.8	33.1	31.8
Restaurant labor and related costs	33.7	33.1	37.1	31.3
Depreciation and amortization of restaurant property and equipment	6.6	5.2	7.0	4.8
Other operating expenses	23.1	21.0	23.8	20.1
Total restaurant operating expenses	94.2	91.1	101.0	88.0
Transaction, contested proxy and other related expenses	0.0	0.2	0.5	0.4
General and administrative expenses	8.2	7.5	9.7	7.5
Goodwill impairment	-	-	12.0	-
Long-lived asset impairment charges and restaurant closing costs	0.4	-	0.8	-
Pre-opening expenses	0.2	0.4	0.1	0.2
Total operating expenses	103.0	99.3	124.1	96.2
Operating (loss) income	(3.0)	0.7	(24.1)	3.8
Other income (expense):
Interest expense	(0.6)	(0.2)	(0.4)	(0.3)
Other, net	0.1	0.1	0.1	0.1
Total other expense	(0.6)	(0.1)	(0.3)	(0.2)
Income (loss) from continuing operations before income taxes	(3.6)	0.6	(24.4)	3.7
Income tax (expense) benefit	(0.1)	0.9	4.4	0.1
Loss from discontinued operations, net	(0.1)	(0.1)	(0.1)	(0.1)
Net (loss) income	(3.8)%	1.4%	(20.2)%	3.7%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's / Grill Restaurants	33	34	33	34
Stoney River Steakhouse and Grill	13	13	13	13

Average weekly sales per restaurant:
J. Alexander's / Grill Restaurants	$85,200	$104,500	$79,300	$111,800
Percent change	(18.5)%		(29.1)%
Stoney River Steakhouse and Grill	$58,800	$71,900	$55,200	$78,800
Percent change	(18.2)%		(29.9)%

Average weekly same store sales per restaurant:
J. Alexander's / Grill Restaurants	$86,700	$105,900	$80,500	$113,300
Percent change	(18.1)%		(28.9)%
Stoney River Steakhouse and Grill	$58,800	$71,900	$55,100	$78,400
Percent change	(18.2)%		(29.7)%

Net Sales

Net sales decreased by $10,637, or 18.7%, in the third quarter of 2020 compared to the third quarter of 2019.  Further, for the first nine months of 2020, net sales decreased by $53,026, or 28.8%, compared to the first nine months of 2019 primarily due to the COVID-19 related dining room closures and capacity restrictions that began March 16, 2020, and continued at varying levels through the end of the third quarter of 2020. These closures resulted in the Company pivoting to a carry-out only program until dining rooms began to reopen at limited capacities in late April 2020, which significantly limited sales volumes during the affected weeks. Once reopened, our dining rooms continued to operate at limited capacities under governmental mandates throughout the third quarter limiting net sales in the first nine months of 2020 compared to the first nine months of 2019.  A small number of our restaurants are currently operating at full capacity where state and local authorities have fully lifted governmental mandates to limit dining room capacities.

Average weekly same store sales at J. Alexander’s / Grill restaurants for the third quarter of 2020 decreased by 18.1% to $86,700, compared to $105,900 in the third quarter of 2019. For the first nine months of 2020, J. Alexander’s / Grill restaurants’ average weekly same store sales totaled $80,500, a 28.9% decrease from $113,300 in the first nine months of 2019. Average weekly same store sales at Stoney River restaurants for the third quarter of 2020 decreased by 18.2% to $58,800 compared to $71,900 in the third quarter of 2019. For the first nine months of 2020, Stoney River restaurants average weekly same store sales totaled $55,100, a 29.7% decrease from $78,400 in the first nine months of 2019. During the first two months of 2020, average weekly same store sales at the J. Alexander’s / Grill restaurants increased by 2.1% but decreased by 1.4% at the Stoney River restaurants compared to the same periods in 2019, respectively. This is partly due to the fact that Stoney River experienced the effects of COVID-19 on sales earlier than the J. Alexander’s / Grill restaurants as cancellations related to private dining and business travel and functions began prior to the dining room closures in March 2020. During the third month of 2020, when widespread mandatory closures of our dining rooms occurred in response to COVID-19, average weekly same store sales at the J. Alexander’s / Grill and Stoney River restaurants decreased by 37.0% and 37.2%, respectively, compared to the same period in 2019. While states and municipalities began allowing for limited capacities inside our restaurants at various points in the second quarter and further eased them during the third quarter in certain locations, such restrictions continued to negatively impact average weekly same store sales in the second and third quarters of 2020 compared to the same periods in 2019 as noted above. To provide additional detail, in the months of April, May and June of 2020, average weekly same store sales for J. Alexander’s / Grill restaurants decreased by 81.0%, 61.5% and 28.2%, respectively, compared to the same months in 2019. We experienced improvement in the downward trend of same store sales during the third quarter of 2020 relative to the second quarter of 2020. In the months of July, August and September of 2020, average weekly same store sales decreased by 25.8%, 20.0% and 10.8%, respectively, compared to the same months of 2019 for J. Alexander’s / Grill restaurants. For Stoney River restaurants, in the months of April, May and June of 2020, average weekly same store sales decreased by 78.3%, 62.0% and 33.7%, respectively, compared to the same months in 2019.  Similar to the third quarter trend noted for the J. Alexander’s / Grill restaurants, in the months of July, August and September of 2020, Stoney River average weekly same store sales decreased by 25.2%, 20.6% and 10.4%, respectively, compared to the same months of 2019.  Off-premise sales represented a significant portion of the Company’s total net sales during the second and third quarters of 2020. In the months of April, May and June 2020, off-premise sales represented approximately 99%, 56% and 22%, respectively, of total net sales recorded by the Company. Off-premise sales during the third quarter of 2020 averaged 15%–20% of total sales on a weekly basis, which represents approximately $625,000 on average in off-premise sales weekly.

At J. Alexander’s / Grill restaurants, the average check per guest, including alcoholic beverage sales, increased by 6.1% to $34.15 in the third quarter of 2020 from $32.19 in the third quarter of 2019,and increased by 0.4% to $32.38 for the first nine months of 2020 from $32.25 for the first nine months of 2019. For the 32 locations in the same store base of restaurants, the average check per guest increased by 5.8% for the third quarter of 2020 relative to the same period of 2019, and by 0.1% for the first nine months of 2020 compared to the same period of 2019. Management estimates the impact of a price increase that was taken in August 2020 at J. Alexander’s / Grill restaurants was approximately 3.9%, and included non-alcoholic beverages, certain wines by the glass and craft cocktails, as well as certain entrees and other menu items.  Management estimates that weekly average guest counts decreased by approximately 22.7% and 28.9% in the third quarter and first nine months of 2020 compared to the same periods of 2019, respectively, within the same store base of restaurants. On a consolidated basis, management estimates that weekly average guest counts decreased by approximately 23.2% and 29.3% in the third quarter and first nine months of 2020, respectively, compared to the corresponding periods of 2019.  Each of the guest count decreases noted above can be primarily attributed to limited restaurant operations during March through September of fiscal 2020 caused by the COVID-19 pandemic.

At Stoney River, the average check per guest, including alcoholic beverage sales, increased by 0.2% to $41.92 in the third quarter of 2020 from $41.82 in the third quarter of 2019, but decreased by 2.8% to $40.81 for the first nine months of 2020 from $41.99 for the first nine months of 2019.  For the first nine months of 2020, the average check per guest also decreased by 2.8% from the corresponding period of 2019 within the same store base of restaurants (which includes all 13 locations). Management estimates the impact of a price increase that was taken in August 2020 at Stoney River restaurants was approximately 4.7%, and included non-alcoholic beverages, certain wines by the glass and craft cocktails, as well as certain entrees and other menu items. Management estimates that weekly average guest counts decreased by approximately 18.3% and 27.7% within the same store base of restaurants during the third quarter and first nine months of 2020, respectively, compared to the same periods of 2019. Similar to the J. Alexander’s / Grill restaurants, each of the guest count decreases noted above can be primarily attributed to limited restaurant operations during March through June fiscal 2020 caused by the COVID-19 pandemic.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 94.2% and 101.0% of net sales in the third quarter and first nine months of 2020, respectively, from 91.1% and 88.0% of net sales in the third quarter and first nine months of 2019, respectively.  The increase in the third quarter and first nine months of 2020 compared to the corresponding periods of 2019, respectively, was due to lower same store sales as a result of dining room closures and capacity restrictions in response to the COVID-19 pandemic.

Food and beverage costs decreased to 30.8% of net sales from 31.8% of net sales in the third quarter of 2020 and 2019, respectively. The decrease during the third quarter of 2020 compared to the same quarter in 2019 is largely due to favorable pricing on certain inputs featured on our menus as well as an approximately 4.1% blended price increase discussed above. For the first nine months of 2020, food and beverage costs increased to 33.1% from 31.8% in the first nine months of 2019.  The increase during the first nine months of 2020 compared to the same period in 2019 is largely due to the effect of lower same store sales compared to the first nine months of 2019. In addition, selected offerings under the Company’s carry-out program were marketed at a price point intended to quickly move product and, as such, did not reflect margins typical of the Company’s historical menu offerings. Further, supply constraints experienced throughout the country as a result of COVID-19 created upward pressure on input costs, particularly for beef, during the first nine months of fiscal year 2020 (specifically in the second quarter of 2020). Management estimates that inflation in total food costs was approximately 0.4% in the third quarter of 2020 for J. Alexander’s / Grill restaurants while management estimates that Stoney River restaurants experienced deflation in total food costs of approximately 0.7% in the third quarter of 2020. Management also believes that inventory waste related to the COVID-19 dining room closures caused food and beverage costs to be somewhat higher during the first nine months of 2020.

Beef purchases represent the largest component of consolidated food and beverage costs and generally comprise approximately 30% of this expense category. However, during the first nine months of 2020, beef costs represented 35% of consolidated food and beverage costs due to the factors discussed above. We purchase beef at weekly market prices. Prices paid for beef within the J. Alexander’s / Grill restaurants were higher in the third quarter compared to the same period of 2019 by approximately 0.8%. At Stoney River, prices paid for beef were slightly lower by approximately 0.1% in the third quarter compared to the same period of 2019. Our beef purchases currently remain subject to variable market conditions.  While the Company experienced some disruptions to its supply chain, particularly with regard to beef, coupled with increased input costs during the first half of the year, procurement in general has become much more dependable than it was during the end of the first half of 2020. Management anticipates that there will be adequate product available for the upcoming holiday season.

Restaurant labor and related costs totaled 33.7% and 33.1% of net sales in the third quarters of 2020 and 2019, respectively, and totaled 37.1% and 31.3% of net sales in the first nine months of 2020 and 2019, respectively. The increase noted during the third quarter and first nine months of 2020 was primarily due to the effect of lower same store sales during the third quarter and first nine months of 2020 compared to the same periods in 2019 and additional labor costs associated with the Emergency Sick Leave Policy (“ESLP”), which provided for up to two weeks of paid leave for team members who were either infected by COVID-19 or employed at a restaurant that closed its dining room in response to the COVID-19 pandemic. Under the terms of the ESLP, hourly employees were paid the higher of their normal hourly rate or the federal minimum wage for the average hours worked over the previous eight-week period.  This resulted in certain employees receiving the higher federal minimum wage rate who otherwise would have been paid at the tipped minimum wage rate effective within their respective state. During the first nine months of 2020, the Company incurred approximately $3,210 in costs related to continuing benefits, ESLP payments, vacation and other sick leave payments made to its staff members as a result of the COVID-19 pandemic.  The majority of these costs were incurred during the first half of the fiscal year with expenses of approximately $60 being incurred during the third quarter of 2020.

Depreciation and amortization of restaurant property and equipment increased by $69, or 2.3%, and by $344, or 3.9%, for the third quarter and first nine months of 2020, respectively, compared to the corresponding periods of 2019. The increases noted during the third quarter and first nine months of 2020 relative to the same periods in 2019 were partially due to the Merus Grill restaurant that opened in Houston, Texas during the fourth quarter of 2019. Further, we recorded additional depreciation expense associated with fixed asset additions for restaurant remodels which occurred during the latter part of 2019.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, totaled 23.1% and 21.0% of net sales in the third quarter of 2020 and 2019, respectively. The increased expense as a percentage of net sales was a result of lower same store sales compared to the same quarter of 2019. The increased expense as a percentage of net sales was partially offset by decreased expense due to cost cutting initiatives during the period and certain expenses that fluctuate based on guest counts or revenue. We recorded decreased expense associated with credit card fees, contracted services and maintenance, china and smallwares, laundry and linens, repairs and maintenance, utilities and various other restaurant supplies used in the ordinary course of operations. These decreases were partially offset by increases in packaging costs for our carry-out program and personal protective equipment costs for our restaurant employees as well as property insurance. Other operating expenses increased to 23.8% of net sales during the first nine months of 2020 compared to 20.1% of net sales for the first nine months of 2019 due primarily to the same factors discussed above.

Transaction, Contested Proxy and Other Related Expenses

Transaction, contested proxy and other related expenses totaled $12 and $635 for the quarter and nine-month period ended September 27, 2020, respectively. During the first quarter of 2020, the Company announced that given the uncertainties in the business community, the restaurant industry and the financial markets, the ongoing review of strategic alternatives by the Company’s Board of Directors (the “Board”) was not expected to be completed until the uncertainties are resolved.  As a result, minimal expenses were incurred during the third quarter of 2020 while the year-to-date expense primarily includes those costs incurred during the first quarter of fiscal 2020.  Transaction, contested proxy and other related expenses for the quarter and nine months ended September 29, 2019 totaled $117 and $768, respectively. Expenses in 2019 included costs associated with both soliciting shareholder proxies for our 2019 annual meeting of shareholders as well as costs related to the evaluation of strategic opportunities.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, equity compensation expenses and other costs incurred above the restaurant level, decreased by $477, or 11.1%, in the third quarter of 2020 compared to the third quarter of 2019.  During the third quarter of 2020, the Company recorded decreased expense associated with restaurant management training salaries, corporate salaries, incentive compensation and various other miscellaneous costs. Further, travel and employee relocation costs were reduced in response to the COVID-19 outbreak in an effort to conserve cash. These reductions in costs were partially offset by increased expense related to non‑cash share-based compensation for restricted share awards and performance share awards granted during the third quarter of 2020, payroll processing fees, legal fees and general insurance.

General and administrative expenses decreased by $1,170, or 8.5%, for the first nine months of 2020 compared to the corresponding period of 2019 primarily due to the same factors discussed above for the third quarter as well as decreased expense associated with consulting services and other costs associated with new enterprise systems implemented during the first nine months of 2019. In addition to the offsetting increases noted for the quarter, we incurred additional expense for severance, other employee benefits and 401(k) contributions during the first nine months of 2020 relative to the first nine months of 2019.

Goodwill Impairment and Long-lived Asset Impairment Charges and Restaurant Closing Costs

In response to the decline in the market price of the Company’s common stock in March 2020, the impact of mandated dining room closures on financial results, the expected reduction in economic activity in the near term, and the general economic and market volatility, the Company determined that these factors constituted an interim triggering event at the end of the Company’s first quarter of 2020, and performed impairment analyses with regard to its indefinite-lived intangible assets, property and equipment (including its right-of-use assets for operating leases) and goodwill during the first quarter of 2020. As a result, the Company recorded asset impairment charges totaling $16,426 in the first nine months of 2020.

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

Additionally, we recorded a long-lived asset impairment charge of $689 to state the assets at our Lyndhurst Grill location in Cleveland, Ohio, at their fair value as of March 29, 2020, which is presented as “Long-lived asset impairment charges and restaurant closing costs” on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the second quarter of 2020, management made the decision to permanently close this location after a review of its projected and historical financial performance. This location was also required to be temporarily closed in mid-March due to COVID-19-related traffic limitations unique to that specific restaurant which further impacted operating results. Restaurant closing costs recorded during the third quarter and first nine months of 2020 totaled $173 and $351, respectively, and included labor expenses incurred after closure, severance, the loss on sale of fixed assets at this location and other miscellaneous costs. These restaurant closing costs have also been included as a component of the same line previously mentioned for impairment charges at this location. The Company assessed its other restaurant locations for indicators of impairment as of the quarter ended September 27, 2020 and assessed recoverability of certain fixed assets as warranted. No additional impairment was identified as of September 27, 2020.

The Company also performed a quantitative impairment analysis relative to its indefinite-lived intangible assets and determined that the fair value of these assets substantially exceeded their carrying values and no impairment existed as of September 27, 2020.

Pre-opening Expenses

For the quarters ended September 27, 2020 and September 29, 2019, pre-opening expenses of $72 and $211, respectively, was recorded. Further, for the nine-month periods ended September 27, 2020 and September 29, 2019, pre-opening expenses of $163 and $357, respectively, were recorded. During the third quarter and first nine months of 2020, the Company recorded pre-opening expenses associated with a new Redlands Grill in San Antonio, Texas, for which we began incurring rent expense as we took possession of the property in March 2020. Similarly, pre-opening expense recorded during the third quarter and first nine months of 2019 included rent expense associated with the Merus Grill in Houston, Texas, as we took possession of the property in March 2019 as well as other pre-opening related expenses.

Other Income (Expense)

Interest expense increased by $148, or 109.6%, in the third quarter of 2020 compared to the third quarter of 2019 due to an increased debt balance throughout the third quarter of 2020.  During March 2020, the Company drew down the remaining $17,000 of available capacity (at the time of the draw) under its credit facilities as well as negotiated deferral of debt principal payments with its lender, resulting in additional interest expense. For the first nine months of 2020, interest expense increased by $98, or 20.0%, due to the impact of the same factors previously discussed.

Other, net decreased by $31 and $40 for the third quarter and first nine months of 2020, respectively, compared to the corresponding periods of 2019. The decrease compared to the same periods in 2019 was primarily related to the market performance of the underlying trading securities held in the “rabbi trust” pursuant to the Salary Continuation Agreements discussed in greater detail below.

Income Taxes

We reported income tax expense of $64 and income tax benefit of $5,742 for the quarter and nine-month period ended September 27, 2020, respectively, and income tax benefit of $495 and $238 for the quarter and nine-month period ended September 29, 2019, respectively, reflecting the Company’s federal, state and local income tax liability or benefit, as applicable, for its allocable share of (loss) income of J. Alexander’s Holdings, LLC. Prior to the third quarter of 2020, the interim tax provision was prepared on an actual effective tax rate basis rather than on an estimated annual effective rate basis as the Company determined at the time that a reliable estimate of the annual effective tax rate could not be made due to the uncertainty presented by the COVID-19 pandemic and its impact on the Company’s ability to effectively forecast results for fiscal 2020 on which an annual effective tax rate could be based in accordance with ASC 740 – Income Taxes.  However, during the third quarter of 2020, the Company determined that a reliable annual effective tax rate could be estimated for fiscal 2020 and that it would be appropriate to record its income tax provision for the third quarter of 2020 based on that estimated annual effective rate. The income tax benefit recognized during 2020 includes $508 of current benefit related to the carryback of calculated net operating losses (“NOLs”) for the first nine months of 2020 to prior years as allowed under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  The estimated annual net effective tax rate for the first nine months of 2020 was impacted by the nondeductible book goodwill impairment charge recorded during the year, partially offset by the Federal Insurance Contribution Act (“FICA”) tip credit, state income taxes, the anticipated carryback of the NOLs generated during the current year to prior years, including the impact of the correction of the qualified improvement property regulations on the anticipated carryback, and other items. For the first nine months of 2019, the net effective tax rate included the impact of the FICA tip credit and other credits, partially offset by state income taxes and certain non-deductible expenses. The change in recorded income taxes of $5,504 in the first nine months of 2020 compared to the same period of 2019 was primarily due to the loss from continuing operations before income taxes of $31,974 compared to income from continuing operations before taxes of $6,732 recorded during the first nine months of 2019.

Discontinued Operations

Losses from discontinued operations totaling $53 and $66 for the quarters ended September 27, 2020 and September 29, 2019, respectively, and $160 and $183 for the nine-month periods ended September 27, 2020 and September 29, 2019, respectively, consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement for a closed location to which the Company remains a party.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of September 27, 2020, cash and cash equivalents totaled $17,184.

Our liquidity has been impacted by the government mandated closure of dining rooms in response to the COVID-19 pandemic. The most immediate impact has been to cash flows from operations which were significantly reduced as all our restaurants were operating under a carry-out only model for a period of time. By June 9, 2020, all of our restaurants were permitted to resume in-person dining, subject to varying capacity restrictions, and the majority of those restrictions remain in place as of November 5, 2020. In October 2020, the state of Illinois again closed dining rooms to in-restaurant dining in certain locations which impacted the Company’s operations in those locations. Additionally, the in-restaurant dining capacity for one location in Florida was reduced to 50% from full capacity due to a local mandate. There can be no assurance that other state or local authorities will allow dining rooms to remain open even at reduced capacity if there is a surge in cases of COVID‑19 in those locations.  We have continued carry-out services in all of our restaurants as well. While the Company quickly pivoted to a carry-out model to generate sales when dining room closures began, this approach inherently limits our guest traffic relative to historical levels. To supplement our cash on hand, in March 2020, the Company drew down the remaining $17,000 of available capacity (at the time of the draw) under the line of credit facilities discussed in detail below. This was undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the disruption in operations and uncertainty resulting from the COVID-19 pandemic. The proceeds from the credit draws are available to be used for general corporate purposes including working capital. In the second quarter of 2020, management was able to negotiate with the Company’s lender a modification to the payment terms of its existing debt delaying principal payments otherwise due in the months of April through September 2020 and interest payments otherwise payable in the months of April through June 2020 to September 2021 and modified financial covenants, as well as the expansion of its Revolving Line of Credit (as defined below) which occurred in June 2020 and is discussed in detail below.  In October 2020, the Company was also able to extend the maturity date of its credit facilities among other modifications to its debt also discussed below. Further, in October 2020, the Company was able to repay $10,000 of outstanding borrowings on its development line of credit as cash flow during the third quarter and projected cash flow during the fourth quarter improved beyond original expectations.  This repayment will reduce interest expense for the fourth quarter and such funds are available for reborrowing if needed. The Company has made targeted reductions in spending at its restaurants and within its corporate office, which has been discussed throughout this report. Further, the Company executed deferral and abatement agreements for lease payments at certain of its restaurant locations with the respective landlords as well as for its corporate office while negotiations for other locations are currently ongoing. Any significant non-essential capital expenditures have been deferred as well as certain scheduled payments to conserve cash on hand as uncertainty remains as to when government restrictions will be fully lifted, when restaurants will fully reopen and future business levels. Based on actions taken to date and projected future cash flows, we believe our cash on hand, expected cash flows from operations and available borrowings under the loan agreements with our lender will be sufficient to finance our capital expenditures and other operating activities for the next 12 months.

As of November 1, 2020, the Company has cash on hand of approximately $9,025.  Cash inflow from operations for the third quarter of 2020 was $2,225, and total cash flow was nearly breakeven for the third quarter of 2020. The Company estimates that, excluding the $10,000 voluntary debt repayment in October 2020, it will be cash flow positive in the range of $400 to $450 per week for the fourth quarter of 2020 (which contains 14 weeks due to the 53rd week in fiscal 2020). The Company estimates that it will have adequate liquidity for the next 12 months. Including the $10,000 repayment in the cash flow estimate for the fourth quarter results in a cash burn rate of $265 to $315 weekly. These estimates include required debt service payments and capital expenditure commitments, including the construction of one new location scheduled to be completed in the fourth quarter of 2020 and opened in the first quarter of 2021. Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants. We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may also be adversely affected by a number of factors not specifically addressed above, but are described in detail in the 2019 Annual Report, under the heading “Risk Factors” and in Part II, Item 1A. Risk Factors of this report.

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the nine-month periods ended September 27, 2020 and September 29, 2019:

	Nine Months Ended
	September 27,	September 29,
	2020	2019

Net cash (used in) provided by:
Operating activities	$(1,539)	$10,754
Investing activities	(5,302)	(7,879)
Financing activities	15,222	(3,793)
Net increase (decrease) in cash and cash equivalents	$8,381	$(918)

Operating Activities.  Net cash flows used in operating activities totaled $1,539 for the first nine months of 2020 compared to net cash flows provided by operating activities of $10,754 for the corresponding period of 2019, a decrease of $12,293. Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first nine months of 2020, net sales decreased by $53,039, which excludes the impact of the comparative increase in gift card breakage of $13, relative to the corresponding period of 2019, and total restaurant operating expenses decreased by $29,738 compared to the first nine months of 2019, resulting in a net decrease to cash flow from operations of approximately $23,301 due to limited restaurant operations caused by COVID-19.  This decrease was offset by tenant incentive payments received in 2020 from our lessors at the Merus Grill restaurant in Houston, Texas, and at our Stoney River restaurant in Annapolis pursuant to the terms of the lease agreements, which totaled $790 and $527, respectively. Additionally, transaction cost payments were approximately $4,383 lower during the first nine months of 2020 compared to the corresponding period of 2019, which was primarily related to the Black Knight Advisory Services, LLC (“Black Knight”) termination fee paid in 2019 of $4,560. Further, in the first nine months of 2019, the Company paid approximately $705 to Black Knight which represented the pro-rata portion of its consulting fees earned during 2018.  No such payment occurred in the first nine months of 2020. Further, cash paid for income taxes and interest decreased by $634 and $62, respectively during the first nine months of 2020 compared to the same period in 2019. Finally, pursuant to relief granted under the CARES Act, we have deferred $2,143 in social security tax payments as of September 27, 2020.

Investing Activities. Net cash used in investing activities for the first nine months of 2020 totaled $5,302 compared to $7,879 in the corresponding period of 2019, with the 2020 use of cash being attributed primarily to the ongoing construction of one location expected to be completed in the fourth quarter of 2020 and anticipated to begin operations in the first quarter of 2021 as well as one restaurant remodel and routine additions at other locations.  The Company also sold the land and building associated with its Lyndhurst Grill in Cleveland, Ohio, resulting in proceeds of $1,070 partially offsetting its use of cash during the first nine months of 2020. Cash used in investing activities in the first nine months of 2019 was attributed primarily to capital expenditures related to the construction of the Merus Grill location in Houston, Texas, opened in November 2019, restaurant remodels that occurred at certain locations and routine additions at other locations.

Financing Activities. Net cash provided by financing activities for the first nine months of 2020 totaled $15,222 compared to net cash used of $3,793 in the corresponding period of 2019.  Net cash provided by financing activities in the first nine months of 2020 included a $17,000 draw down of the Company’s lines of credit which represented all remaining available balances at the time. The circumstances surrounding this draw down are discussed in detail below. This amount was partially offset by routine debt payments made during the first quarter of the year prior to deferral of principal payments that have been negotiated with the Company’s lender for principal payments due April through September of 2020. The Company also paid $508 of financing fees associated with the expansion of its Revolving Line of Credit (as defined below) which occurred during the second quarter of 2020 discussed in detail below under “Capital Resources—Credit Facility.” Further, the Company qualified for and received $15,100 in loans under the Paycheck Protection Program of the CARES Act during the second quarter of 2020. The Company subsequently repaid those loans in full during the second quarter of 2020.

Net cash used in financing activities in the first nine months of 2019 included debt service payments as well as a $43 payment for deferred financing fees related to the modification of our loan agreement in 2019.

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

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grill restaurant or Stoney River location, and anticipate that all new Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend approximately $700 per restaurant for pre-opening expense including pre-opening rent expense, and expect that such expense will approximate $250 in fiscal year 2020 related to the delayed San Antonio restaurant opening expected to commence operations in 2021 with the balance of pre-opening expense expected to occur during that year.

With respect to the Company’s remodel program, we completed the remodel of our Stoney River Annapolis location during the first nine months of 2020 which resulted in $490 of capital expenditures. Historically, we have completed three to eight remodels each year at an average cost of approximately $425 per location.  However, due to the impact of COVID-19, the Company has suspended its remodel program for the remainder of 2020.

For fiscal year 2020, we currently estimate capital expenditure outlays will range between $8,000 and $9,000, approximately $2,000 to $3,000 of which will be spent during the fourth quarter excluding pre-opening expense. These estimates include the completion of construction of one Redlands Grill restaurant during 2020 slated for opening in 2021 for which we are contractually obligated, minor expenditures related to the new J. Alexander’s expected to open in Madison, Alabama, in 2021, and only those capital expenditures necessary to maintain operations at our existing restaurants or those required for corporate purposes. These estimated capital expenditure amounts are included in our cash flow estimates above.

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

On November 1, 2018, the Board authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first nine months of 2020.

As of September 27, 2020, we have deferred the payment of $2,143 in employer-related social security taxes as permitted by a provision in the CARES Act. Employers taking advantage of this provision are required to pay 50% of these funds by December 31, 2021 with the remaining portion payable by December 31, 2022.

Short-term Capital Requirements

Our operations have not historically required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit. Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place. Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. As noted previously, COVID-19 has negatively affected our ability to generate cash flow from operations due to government mandated dining room closures and subsequent seating capacity restrictions and the resulting impact on guest traffic. While the Company has taken, and will continue to take, measures to curtail its spending in step with the reduced cash flow, uncertainty remains as to whether dining rooms will be required to close once again in future periods, for how long and to what extent capacity will be limited going forward and the level of guest traffic the restaurant will be able to generate once government mandated restrictions are fully lifted. These factors may negatively impact the Company’s working capital for an extended period of time. Our current obligations are to fund purchases of inventory and to make required payroll payments, tax payments, rental payments and to fund other required operating payments such as for insurance, building maintenance, utilities and other items necessary to operate our restaurants. Our working capital deficit totaled $8,316 and $13,134 as of September 27, 2020 and December 29, 2019, respectively.

Credit Facility

The Company currently has four separate notes under its Fourth Amended and Restated Loan Agreement (the “Fourth Loan Agreement”) with Pinnacle Bank. Effective October 28, 2020, the Fourth Loan Agreement amended and restated the Company’s Third Amended and Restaurant Loan Agreement (the “Third Loan Agreement”) entered into on June 5, 2020. The Fourth Loan Agreement modifies loan maturity dates as discussed below, adjusts the interest rate on certain facilities and modifies the Company’s previously applicable financial covenants.  The borrower under the Fourth Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Fourth Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Fourth Loan Agreement, among other things, permits payments of tax dividends to members, limits capital expenditures, assets sales and liens and encumbrances, prohibits dividends, and contains certain other provisions customarily included in such agreements. The Fourth Loan Agreement consists of the following:

•	A $16,000 Revolving Line of Credit, available for general corporate purposes that matures on January 1, 2023.
•	A $4,028 term loan (“Mortgage Loan”) that matures on January 1, 2023.
•	A $20,000 development line of credit (“Development Line of Credit”) that matures on January 1, 2023.
•	A $556 term loan (“Term Loan”) that matures on December 10, 2020.

The current balance of each of these credit facilities is set forth below.

The Fourth Loan Agreement incorporates the financial covenants previously in effect under the Third Loan Agreement and adds a fixed charge coverage ratio covenant that was established under a previous loan agreement with our lender.  Further, a previously applicable financial covenant referred to as the maximum adjusted debt to EBITDAR ratio in the Company’s previous filings was eliminated in the Fourth Loan Agreement. The financial covenants under the Fourth Loan Agreement require (i) minimum revenue of (a) at least $99,800 for the Company’s fiscal year ending January 3, 2021, (b) at least $118,400 on a four quarter trailing basis by April 4, 2021, and (c) at least $166,800 on a four quarter trailing basis by July 4, 2021 through the maturity date, and (ii) a maximum adjusted debt to tangible net worth ratio of 0.80 or less, measured quarterly beginning September 27, 2020, and (iii) a fixed coverage charge of not less than 1.00 to 1.00 for the period commencing July 5, 2021 through January 2, 2022, and not less than 1.05 to 1.00 beginning on January 3, 2022 through January 1, 2023, or the maturity date.  The fixed charge coverage ratio is defined in the Fourth Loan Agreement as the ratio of (a) the sum of net (loss) income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the remaining term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus non-cash share-based compensation expense plus other non-cash expenses or charges plus expenses associated with the public offering, spin-off, strategic evaluation, or acquisition/merger process regardless of whether such events occur or are delayed minus the greater of either actual store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40 to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long-term debt and finance lease obligations made during such period, all determined in accordance with U.S. generally accepted accounting principles (“GAAP”).

The Company projects to be in compliance with each of these financial covenants through the next 12 months.

If an event of default shall occur and be continuing under the Fourth Loan Agreement, the commitment under the Fourth Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.  J. Alexander’s, LLC was in compliance with the existing financial covenants as of December 29, 2019 and the reporting periods subsequent to that date as of September 27, 2020.

At September 27, 2020, the amounts outstanding under the Development Line of Credit and the Revolving Line of Credit were $20,000 and $1,000, respectively. At September 27, 2020, $4,167 was outstanding under the Mortgage Loan and an additional $556 was outstanding under the Term Loan. At September 27, 2020, the Third Loan Agreement was secured by the real estate, equipment and other personal property of 17 restaurant locations with an aggregate net book value of $39,075.

The Third Loan Agreement amended the Revolving Line of Credit effective June 5, 2020 to expand its capacity from $1,000 to a total of $16,000 by adding an accordion feature for the additional $15,000, with the additional capacity being available for general corporate purposes, including working capital and letters of credit. This amendment also required the Company to pledge the previously unencumbered five owned properties as collateral to the lender. These provisions remain in effect in the Fourth Loan Agreement. The additional capacity is available for borrowing by the Company in amounts up to and including $5,000 per fiscal month beginning in the eighth fiscal month of 2020, with any amounts not borrowed during any particular period to be carried over to subsequent periods. Any advances on the expanded Revolving Line of Credit are contingent on the Company achieving certain levels of revenue on a trailing three-fiscal-month basis through August 2021, and thereafter the revenue hurdle for accessing these funds will expire.  The Third Loan Agreement was included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2020 and the Fourth Loan Agreement was filed as an exhibit to the Company’s Current Report on Form 8-K on November 2, 2020.  Borrowings under the Revolving Line of Credit bear interest at a rate of LIBOR plus 2.5%, with a floor for LIBOR of 1.5%, and are payable quarterly beginning on September 3, 2020.  These interest rate terms were not modified by the execution of the Fourth Loan Agreement on October 28, 2020.  All outstanding principal and interest under the Revolving Line of Credit will be due and payable on the maturity date of January 1, 2023.

During the second quarter of 2020, the Company entered into a modification agreement to the Term Loan, which deferred the two remaining principal payments totaling $556 until the Term Loan’s then new maturity date of September 3, 2021. However, the Term Loan’s maturity date was accelerated to December 10, 2020 as a result of the Fourth Loan Agreement. During the second quarter of 2020, the Company also negotiated for the deferral of principal and interest payments related to the Mortgage Loan. The six principal payments otherwise due in April through September 2020 totaling $834 will now be payable when the loan matures on January 1, 2023 and interest payments on the Mortgage Loan, the Development Line of Credit and Revolving Line of Credit for the months of April, May and June 2020, were deferred, and interest payments resumed on July 3, 2020 while principal payments resumed in October 2020 for the Mortgage Loan.  Under a previous loan agreement in effect as of September 27, 2020, each of the Term and Mortgage Loans and the Development Line of Credit bore interest at LIBOR plus a sliding interest rate scale determined by the now terminated maximum adjusted debt to EBITDAR ratio.  The Fourth Loan agreement states that effective October 28, 2020 these credit facilities bear interest at a floating rate equal to 30-day LIBOR plus 2.5%, with a LIBOR floor of 1.5% to bring such rates into alignment with the rate previously applicable to the Revolving Line of Credit. Under the Third Loan Agreement, as of September 27, 2020, the interest rate for these loans were set at LIBOR plus 2.35%.

As previously disclosed in the Company’s Form 8-K filed on March 24, 2020, during the first quarter of 2020, the Company announced it drew down the remaining $17,000 of available capacity (at the time of the draw) under the Development Line of Credit and the Revolving Line of Credit (the “Credit Draw”). The Credit Draw was undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of current disruption and uncertainty resulting from the COVID-19 outbreak.  The Company repaid $10,000 of the outstanding balance on the Development Line of Credit during the fourth quarter of 2020 as funds were available to do so and the Company believed such repayment was prudent in an effort to avoid related interest expense. The amounts repaid during the fourth quarter will be available to the Company for future borrowings in addition to the $15,000 capacity available under the expanded Revolving Line of Credit.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 27, 2020, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of September 27, 2020 is as follows:

Wendy's restaurants (five leases)	$823
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	281
Total contingent liability related to assigned leases	$1,104

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Part I, Financial Information, Item 1. Financial Statements, Notes to Condensed Consolidated Financial Statements, Note 5 (c) Commitments and Contingencies – Litigation Contingencies.

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

The COVID-19 pandemic has affected and may continue to adversely affect our revenues, results of operations, cash flows, liquidity and financial condition. Commencing in March 2020 and continuing to the present, we are experiencing unprecedented effects of the COVID-19 pandemic, which has negatively impacted and may continue to negatively impact guest traffic at our restaurants, make it more difficult to staff our restaurants and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial closures of our affected restaurants, sometimes for prolonged periods of time. All of our currently-open restaurants temporarily shifted to a carry-out operating model in March 2020, suspending dine-in services until applicable state and local governments determined it was safe for restaurants to resume such services. In addition, as our dining rooms gradually began to reopen at the end of April 2020, our restaurants implemented limited service and modified hours in certain circumstances. The Company also determined during the second quarter of 2020 that one of its locations will remain permanently closed, and the Company sold this location in September. As restaurants were permitted to reopen for dining, they have operated at and are expected to continue to operate at, decreased capacity to comply with governmental mandates and social distancing requirements. In June 2020, all of our restaurants were permitted to resume in-person dining, subject to varying capacity restrictions and we have continued carry-out services in all of our restaurants. As a result of these changes to our operations, we have experienced severe decreases in revenues, while continuing to incur significant levels of expenses. Additionally, since the reopening phases began, various states have seen a surge in positive COVID-19 cases, and at the end of June and early July, certain states and local jurisdictions paused or, in some cases, reversed reopening plans. In October 2020, Illinois reclosed dining rooms to in-restaurant dining in certain locations citing a surge in COVID-19 cases, which impacted our operations in those affected areas. Further, one location in Florida was required to reduce its capacity from 100% to 50% pursuant to a local mandate. There can be no assurance that other state or local authorities will allow dining rooms to remain open even at reduced capacity if there is a surge in cases of COVID-19 in those locations. If federal, state or local jurisdictions determine that another closure of restaurants for dine-in services is warranted, whether temporary or prolonged, our results of operations, revenues, cash flows, liquidity and financial condition will be negatively impacted. Additionally, if prolonged increases in positive cases of COVID-19 occurs, it will be difficult for us to staff our restaurants while adhering to quarantine guidelines which could cause temporary closures of our locations. Further, we have new or additional competitors we may not otherwise face under normal operations, and we may not be able to successfully compete with such establishments.

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

On June 5, 2020, we entered into the Third Amended and Restated Loan Agreement with our lender which expanded our revolving credit facility, with the additional capacity being available for borrowing subject to the Company achieving certain levels of net sales.  Subsequently, on October 28, 2020, we entered in the Fourth Amended and Restated Loan agreement which amends and restates in its entirety the Third Amended and Restated Loan Agreement. The Fourth Amended and Restated Loan Agreement also extends the maturity date of three of our loans, makes the same interest applicable to each of the loans and incorporates certain financial covenants from previous loan agreements while eliminating one previously applicable financial covenant. We are also taking steps to defer payments to landlords and other parties in order to reduce our capital commitments and supplement our liquidity. We cannot assure you that we will be able to access the additional funds available under our loan agreement or obtain any additional payment deferrals or contract concessions sought. If we are unable to obtain additional liquidity, our operations and financial condition may be adversely affected, particularly if restaurant capacity is restricted during worsening COVID-19 outbreaks.

The long-term impact of this or any other pandemic remains uncertain, as viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which has adversely impacted our operations, and could further have longer-term adverse effects on our restaurant guest traffic or the ability to adequately staff our restaurants. Additionally, it is possible that we may experience some reputational harm due to our responses to the COVID‑19 pandemic that may negatively impact our business and results of operations. We will be adversely affected if government authorities impose longer-term restrictions on public gatherings, human interactions, operations of restaurants, or mandatory closures. Even if such measures are not implemented and a virus or other disease does not spread significantly after we fully reopen our restaurants, any continuing perceived risk of infection or health risk may adversely affect our business, revenues, cash flows, liquidity, financial condition and results of operations.  Further deterioration in our results from operations could prompt additional long-lived and intangible asset impairment charges, an increase in our valuation allowance relative to deferred tax assets, the write‑down of other assets recorded on the Company’s consolidated balance sheets or the inability to comply with required financial debt covenants under our the loan agreement. There may be other effects of the COVID-19 pandemic that are not yet identified and may materially adversely affect our business.

The COVID-19 pandemic has disrupted our Board’s review of strategic alternatives.

As part of the Board’s previously announced review of strategic alternatives, the Company retained the investment banking firm of Piper Sandler in August 2019 to assist the Company in its evaluation of strategic alternatives, with a particular focus on a sale of the entire Company. The Board believed, and took into account the views of shareholders, that the small size of the Company made it inefficient to be a standalone publicly traded company. Piper Sandler ultimately contacted over 125 potential interested parties and through an exhaustive process, three interested parties emerged as serious potential acquirers. One of those parties was in advanced negotiations with the Company for an acquisition at a premium to the then current market price. The initial impacts of the COVID-19 pandemic led the potential acquirer to reduce its proposed purchase price twice and to insist on conditions relating to the performance of the Company. Ultimately, when government entities mandated the closure of the Company’s restaurants, except for limited carry-out, the Board determined that no transaction at a price that reflected the long-term value of the Company would be able to be consummated until the resolution of uncertainties about the pandemic and the return of the Company’s business to satisfactory levels. For the near term, the Company intends to focus on rebuilding its revenue base as its restaurants are able to reopen and increase capacity by providing an outstanding dining experience for its guests. The Board announced its expectation that it will be sometime in 2021 before the Company can conclude its evaluation of strategic alternatives focusing on the potential sale of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses shares of the Company’s common stock repurchased during the three periods ended September 27, 2020:

(Dollars in thousands, except per share data)
Period	Total Number of Shares Repurchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
6/29/2020 - 7/26/2020	-	-	-	$15,000
7/27/2020 - 8/23/2020	4,599	$4.43	-	15,000
8/24/2020 - 9/27/2020	-	-	-	15,000
Total	4,599	$4.43	-	$15,000

______________________

(1)

During the quarter ended September 27, 2020, 65,997 shares of restricted stock previously awarded to certain of the participants in the Company’s equity incentive plan vested. The Company withheld 4,599 shares to satisfy tax withholding requirements associated with the vesting of these awards.

(2)

On November 1, 2018, the Board authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the current program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There has been no common stock repurchase activity under the program.

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

10.1

Fourth Amended and Restated Loan Agreement dated October 28, 2020, by and between J. Alexander’s LLC and Pinnacle Bank (Exhibit 10.1 of Current Report on Form 8-K, filed November 2, 2020 (File No. 1-37473), is incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: November 5, 2020	/s/ Mark A. Parkey
Mark A. Parkey
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	/s/ Jessica L. Hagler
Jessica L. Hagler
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)