Form 10-K
period 2021-01-03
J. Alexander's Holdings, Inc.
filed 2021-03-18
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended January 3, 2021.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller Reporting Company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 28, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates was approximately $59,629,896.  For the purpose of this calculation, shares held by affiliates include those shares held by officers and directors of J. Alexander’s Holdings, Inc. as well as controlled companies of such directors.

The number of shares of the Company’s common stock, $0.001 par value, outstanding at March 17, 2021 was 15,090,077.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

Dollar amounts within this Annual Report on Form 10-K (“Annual Report”) are presented in thousands except for average weekly sales per restaurant, average weekly same store sales per restaurant, average check per guest and per share amounts.

PART I

Item 1. Business

Overview

J. Alexander’s Holdings, Inc. (also referred to herein as the “Company,” “we,” “us” or “our”) owns and operates through its subsidiaries complementary upscale dining restaurants including: J. Alexander’s, Redlands Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”). For 30 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept. Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2018, we successfully converted one of our previous J. Alexander’s locations in Kansas to the Overland Park Grill which continues to offer a contemporary American menu.  In 2019, we opened Merus Grill in Houston, Texas, with a menu that features a wide selection of American classics including prime rib of beef, steaks, fresh seafood, premium sandwiches and entrée salads served in a uniquely designed environment that also includes original artwork.  During 2020, in response to the novel coronavirus (“COVID-19”) pandemic, the Company implemented a robust carry-out program which continues to offer its classic menu items as well as new offerings of “Family Packs” and other specialty items that lend themselves to off‑premise consumption.

For additional information regarding the impact of the COVID-19 pandemic on the Company, see “Item 1A. Risk Factors” under the heading “Risks Related to COVID-19, Health Epidemics and Food Safety” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Recent Developments and Trends Impacting our Business.”

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

While each restaurant concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.” As of January 3, 2021, we operated a total of 46 locations across 16 states.

We operate on a 52- or 53-week fiscal year calendar ending on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  For purposes of this Annual Report, references to 2020 generally refer to our fiscal year 2020, which ended on January 3, 2021 and includes results for 53 weeks of operations.  Fiscal years 2019 and 2018 each included 52 weeks of operations.

The locations currently operating or that have operated under the names Redlands Grill, Overland Park Grill, Lyndhurst Grill (which closed in fiscal 2020) and Merus Grill have been included with the J. Alexander’s locations in the disclosures of key operating metrics such as average weekly sales, average weekly same store sales, average check and other applicable disclosures, and are collectively referred to herein as “J. Alexander’s / Grill” restaurants.

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

History and Corporate Structure

The first J. Alexander’s restaurant opened in 1991 in Nashville, Tennessee. From 1991 to 2012, J. Alexander’s restaurants were owned and operated by J. Alexander’s Corporation (“JAC”), the predecessor to, our subsidiary, J. Alexander’s, LLC. As of March 17, 2021, we operated 19 J. Alexander’s restaurants located in Florida, Georgia, Illinois, Kentucky, Louisiana, Michigan, North Carolina, Ohio, Pennsylvania, Tennessee and Texas.

Stoney River was founded in Atlanta, Georgia in 1996.  From 2000 until 2012, Stoney River was owned and operated by O’Charley’s, Inc., a multi-concept restaurant company that was acquired in April 2012 by affiliates of Fidelity National Financial, Inc. (“FNF”).  In September 2012, JAC was acquired by then Fidelity National Financial Ventures, LLC (“FNFV,” and now conducting business independently as Cannae Holdings, Inc., or “Cannae”), a former wholly owned subsidiary of FNF, and in February 2013, ownership of Stoney River Management Company, LLC and its subsidiaries and related restaurant assets were transferred to J. Alexander’s Holdings, LLC, then a newly formed, wholly owned subsidiary of FNFV and the principal holding company for the J. Alexander’s restaurant operations. As of March 17, 2021, we operated 13 Stoney River restaurants located in Georgia, Illinois, Kentucky, Maryland, Michigan, Missouri, North Carolina and Tennessee.

Redlands Grill is a restaurant concept that we launched in the first quarter of 2015 and expanded through the conversion of 12 J. Alexander’s restaurants during the course of fiscal years 2015 and 2016. As of March 17, 2021, we operated 12 Redlands Grill restaurants located in Alabama, Colorado, Florida, Georgia, Illinois, Kentucky, Ohio and Tennessee.  We plan to open our first ground‑up build of a Redlands Grill in San Antonio, Texas, at the end of March 2021.

As noted above, the Company also operates an Overland Park Grill in Overland Park, Kansas and a Merus Grill in Houston, Texas as of March 17, 2021.

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

Restaurant Positioning Strategy

Our business plan has evolved over time to include a collection of restaurants dedicated to providing guests with what we believe to be the highest quality of food, levels of professional service and a comfortable ambiance in each of the markets being served. Although we operate distinct concepts, we identify all our restaurants as a “J. Alexander’s Holdings Restaurant.” We believe our restaurant branding strategy enhances our ability to expand feature menu offerings available to guests on a seasonal or rotational basis and facilitate expansion into certain markets which may already have one of our restaurants. We also believe that having multiple concepts will allow us to expand in markets that might not otherwise have been considered viable for expansion opportunities. Additionally, by further developing our carry-out program in each of our restaurant locations with the same attention to detail taken in our dining rooms, we believe we can both increase frequency of usage by our existing loyal guests and reach a wider array of guests who may prefer this level of service when selecting their dining options.

In the upscale segment of the restaurant industry, we believe a “chain” classification is generally perceived negatively. We determined that in order to compete with upscale independent restaurants we would need to offer the service, food quality and building design standards that more resemble an independently owned restaurant than a national chain restaurant group. We differentiate ourselves from chain restaurants by ensuring that no two restaurants have the exact same menu, emphasizing feature items which are typically changed on a daily basis, and executing a 95 percent made-from-scratch menu. In addition, the architecture of each of our restaurants is designed to meet the needs of individual markets and create a unique dining experience at each location.

In further execution of this strategy, we have transitioned 12 previous J. Alexander’s locations to a Redlands Grill and one location to Overland Park Grill, and we anticipate that we could transition additional locations to a Redlands Grill, a Merus Grill, or any of our other existing or newly established trademarked names in the future. The benefits of converting existing J. Alexander’s restaurants to a different concept name are twofold. In larger metropolitan areas and midsize markets, we can operate an additional restaurant, and, in other markets, conversions will reduce the number of J. Alexander’s national locations. This multiple concept strategy will allow us to expand the number of units we operate without directly competing with ourselves in major metropolitan markets and offer our consumers a differentiated look and feel while preserving the made-from-scratch and upscale service our guests have come to expect.

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

Our Restaurants

J. Alexander’s / Grill

The first J. Alexander’s restaurant was opened in 1991 in Nashville, Tennessee. Since its inception, J. Alexander’s has been a quality-focused upscale dining restaurant offering a contemporary American menu in a lively environment with attentive, courteous and professional service. J. Alexander’s menu centers around made-from-scratch items with a focus on fresh ingredients providing guests a variety of high-quality menu options. We believe J. Alexander’s restaurants have a modest table to server ratio which, when coupled with our intensive training program and team approach to table service, allows our servers to provide better, more detail-oriented and attentive service. As of March 17, 2021, we had 19 J. Alexander’s locations in 11 states.

The J. Alexander’s menu features prime rib of beef; hardwood-grilled steaks, seafood and chicken; pasta; salads; soups; and assorted sandwiches, appetizers and desserts. We place special emphasis on high quality and sustainable seafood and daily specials which enable us to efficiently take advantage of variances in food costs. We also incorporate local “farm-to-table” produce to provide menu variety to our guests. As a part of our commitment to quality, the majority of our soups, sauces, salsa, salad dressings and desserts are made daily from scratch; our steaks are cut in house; and our beef, chicken, seafood and select vegetable offerings are grilled over a genuine hardwood fire or, in selected locations, in a 1600-degree Montague® broiler. All of our steaks are U.S.D.A. choice beef (or higher) with a targeted aging of 21 to 38 days. We use only Certified Angus Beef ® for all strip steaks and chuck rolls.  We grind chuck fresh daily for our hand-pattied burgers. Our carry-out program allows us to provide guests with some of their favorite menu items as well as new family-style meals, such as lasagna, baby back ribs, seared salmon, whole carrot cake, bulk side items and cook-at-home hand-cut steaks with the same high-quality ingredients served in our dining rooms. The J. Alexander’s food menu is complemented by a comprehensive wine list that offers familiar varietals.

Redlands Grill offers a broad contemporary American cuisine featuring expanded menu offerings on a seasonal or rotational basis. We anticipate that over time the Redlands Grill concept will have more sushi and contemporary products like in-restaurant prepared flatbreads compared to a J. Alexander’s Restaurant which will emphasize center of the plate proteins. Redlands Grill offers a brunch menu in locations that can support a brunch program. For example, the Redlands Grill on West End Avenue in Nashville, Tennessee features a high-quality sushi program, jumbo fried shrimp, shrimp louie entrée salad, French press coffee service and unique desserts such as a “”Powerful Stuff”, a triple-layered ice cream cake offering, and numerous other feature items not offered in all J. Alexander’s locations. On Sundays, Redlands Grill offers a wide selection of made-from-scratch brunch items including Belgian waffles, eggs benedict, huevos ranchero, quiche, omelets and lemon and ricotta hotcakes. The Redlands Grill on West End also has a more extensive wine program than a typical J. Alexander’s Restaurant, with an award-winning wine program that offers numerous wines by the glass and maintains over 140 bottles. Each restaurant is open for lunch and dinner seven days a week. Menu items are priced similarly to those at J. Alexander’s restaurants. As of March 17, 2021, we operated 12 Redlands Grill restaurants in eight states.

The Company also operates an Overland Park Grill in Overland Park, Kansas, and a Merus Grill in Houston, Texas, as of March 17, 2021. Menus at these locations feature a wide selection of American classics including prime rib of beef, steaks, fresh seafood, premium sandwiches and entrée salads served in uniquely designed environments that also include original artwork.

J. Alexander’s / Grill restaurants are open for lunch and dinner, seven days a week. The breadth of our menu offering helps generate significant traffic at both lunch and dinner.  Entrées range in price from approximately $14.00 to $41.00, while appetizers and entrée salads range from approximately $7.00 to $22.00. In 2020, lunch and dinner represented approximately 33% and 67% of sales, respectively. Alcohol was 16% of sales for the same period. Off-premise sales were approximately 18.1% of net sales in 2020. Our average unit volumes were approximately $4,340 in 2020 compared to $5,800 in 2019 reflecting the impact of COVID-19 in fiscal 2020. Our highest volume restaurant exceeded $8,100 in 2020 annual sales. Our average weekly same store sales for 2020 were $83,200 compared to $113,800 in 2019 again reflecting the impact of COVID-19 on guest traffic and net sales in 2020. The average check for J. Alexander’s / Grill restaurants in 2020 was $33.23.

Architecturally, J. Alexander’s / Grill restaurants employ contemporary designs and unique features contributing to a high-end, upscale environment. Each J. Alexander’s / Grill location incorporates natural materials such as stone and wood and, for much of our history, has been craftsman-style. Our J. Alexander’s / Grill restaurants include open floor plans and, in some cases, exposed structural steel, in each case giving the restaurants a contemporary feel. The architectural design varies from location to location depending on the space available, and several locations include unique attributes such as fire pits or patios. All locations feature original artwork, full bars and open kitchens. We believe this gives our restaurants a boutique, unchained feel which is an important facet of our design and site strategy. J. Alexander’s / Grill locations range in size from 6,900 to 9,000 square feet and can accommodate up to 220 guests, on average, at full capacity without the impact of COVID-19 related restrictions.

Stoney River Steakhouse and Grill

Stoney River is an upscale steakhouse restaurant that seeks to provide the quality and service of fine dining steakhouses at a lower price point. Stoney River offers a high-quality steakhouse menu and a broad selection of non-steak entrées with an emphasis on featured items. We believe Stoney River restaurants have a modest table to server ratio in line with that of “white tablecloth” steakhouses. This, coupled with our intensive training program and team approach to table service, allows our servers to provide highly attentive service. As of March 17, 2021, we had 13 Stoney River restaurants in eight states.

Stoney River offers a high-quality steakhouse menu, but unlike menus of many of its more expensive competitors, the menu is not à la carte, and a side item is included with all filets and steaks. Stoney River’s menu features its popular Coffee-Cured Filet Mignon, as well as other U.S.D.A. choice (or higher) aged beef options. Particularly when compared to steakhouse competitors, Stoney River places special emphasis on a broad selection of steak alternatives including baby back ribs, ahi tuna, pasta, chicken, salmon and other popular non-steak dishes. Although beef accounts for a significant portion of our entrée sales, Stoney River also offers an extensive wine list, including high quality and unique selections. The quality of the beef and inclusion of a side item offers our guests a premium offering at a more reasonable price than many steakhouse competitors. Our carry-out program at Stoney River also offers guests access to classic menu items as well as unique Family Packs, such as our famous steak and biscuits, crispy bistro chicken, seared salmon, steak salad and “Grill at Home” steak Family Packs as well as individual hand-cut steaks in our Butchershop and whole loins of beef.

Each restaurant is open for dinner seven days a week, and several are open for lunch or Sunday brunch. Entrées range in price from approximately $14.00 to $46.00, and appetizers and entrée salads range in price from approximately $9.00 to $22.00. Each location has a full bar, and alcohol and wine represented approximately 17% of sales in 2020. Off-premise sales accounted for 16.0% of net sales in 2020. Our average unit volumes were approximately $3,000 in 2020 compared to $4,200 in 2019 reflecting the impact of COVID-19 at our Stoney River locations. Our highest volume restaurant exceeded $4,500 in 2020 annual sales.  Our average weekly same store sales for 2020 were $57,200, and for 2019 were $79,800 again reflecting the impact of COVID-19 on guest traffic and net sales in 2020. During 2020, the average check for Stoney River was $42.05. Stoney River’s basic restaurant design is modeled after an elite and modern mountain lodge-style building. As we executed our recent remodeling program, we elevated the decor to a more updated contemporary feel. Stoney River locations range in size from 6,400 to 8,000 square feet and can accommodate up to 260 guests on average, including private dining spaces. Most locations offer private dining as an option, and private dining has historically accounted for approximately 6.0% of net sales prior to COVID-19 related impacts in 2020. Going forward, we anticipate that each new Stoney River location will operate as a lunch and dinner service restaurant.

Our Competitive Strengths

Over the 30-year operating history of our restaurants, we have developed and refined the following strengths:

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

Delivering a Superior Dining Experience with the Highest Quality Service at a Reasonable Price Point

Our restaurants provide a broad range of high-quality menu items that are intended to appeal to a wide range of consumer tastes, and which are served by a courteous, professional and well-trained wait-staff. We provide this high-end experience at a reasonable and attractive price point, which we believe helps us cultivate long-term, loyal and highly satisfied guests who place a premium on the price-value relationship that our restaurants offer.

Premium, Freshly Made Cuisine. All of our restaurants are committed to preparing high quality food from innovative menus. We are selective in our choice of ingredients and menu offerings, including the grades of beef and the freshness of seafood and vegetables we serve. Substantially all protein and vegetable offerings are delivered fresh to our restaurants and are not frozen in transport or in storage prior to being served and are predominantly preservative and additive-free. We offer made-to-order items prepared from scratch, with approximately 95% of our items, including stocks, sauces and desserts, made in-house. Our food menu is complemented by comprehensive wine lists that offer familiar varietals. While each restaurant’s menu has its own distinctive profile, we strive to continuously innovate with new recipes and ingredients and local “farm-to-table” produce to provide specials and limited time featured items to keep the experience new and interesting for our guests. All of our new menu items are developed through a process designed to meet our high standards. An important component of the quality assurance system is the preparation of taste plates. Within each restaurant, menu items are taste-tested daily by a manager to ensure that only the highest quality, properly prepared food meeting or exceeding our specifications is served in each restaurant. A key position in each restaurant is the Quality Control coordinator (“QC”). This position is always staffed by a fully trained manager who inspects every plate of food before it is served to our guests. We believe that the QC inspection by a member of management is a significant and vital factor in maintaining consistent, high food quality.

Outstanding Service. We believe that prompt, courteous and efficient service delivered by a knowledgeable staff is an integral component of our restaurants. We enforce strict guidelines on professional appearance for servers as well as timeliness of service. To ensure that all staff are working together to achieve the highest guest satisfaction we employ a modest table to server ratio which, when coupled with team serving by a dedicated staff, we believe provides our guests exceptional service.

Inviting, Sophisticated and Safe Experience. We strive to create an immersive experience for our guests through both our outstanding food and beverage options as well as great attention to enhancing the experience of each of the five senses. Our restaurants use a variety of architectural designs and building finishes to provide guests with beautiful, upscale décor with contemporary and timeless finishes. We are proactive with our repair and maintenance program in all locations, in an attempt to ensure that no restaurant ever looks “highly trafficked” or dated and to reduce the need for periodic remodels to reimage a location to acceptable standards. We also curate a sophisticated background music playlist for each location, and we select our china and silverware to have the quality appearance and feel in the guests' hands that they have come to expect when dining with us. We also take great care to ensure that our guests and our employees feel safe and comfortable while dining or working in one of our restaurants especially in light of the COVID-19 pandemic. We have made recent and ongoing investments to maintain our guests' health and safety in our restaurants including through the installation of pub and booth partitions and the establishment and expansion of outdoor dining facilities. We have also invested in technology to facilitate touchless menus and contactless payment options for our guests. Additionally, we have made investments in our team members by providing training on the use of personal protective equipment and proper sanitation protocols. We remain committed to continually enhancing the guest experience and maintaining a clean, safe and inviting atmosphere in each of our restaurants.

Attractive Unit Economics and Consistent Execution

We believe that we have a long-standing track record of consistently producing high average weekly sales and average unit sales volumes and have proven the viability of our restaurants in multiple markets and regions. Since we began operating Stoney River, we have been able to increase the average weekly sales at the Stoney River restaurants, with exception of the COVID-19 impact in 2020, even while implementing significant operational improvements and remodeling locations. We believe that additional remodels and potential expansions of locations in each of our concepts will contribute to increases in average weekly same store sales.

Strong Cultural Focus on Continuous Training

We believe that our stringent employee hiring standards, coupled with our extensive and continuous training programs for all employees, contribute to providing outstanding service to our guests at each of our restaurants. We prefer to promote our restaurant general managers and regional management from within the organization, and approximately 60% of those roles are currently filled by individuals promoted from within. We believe that this helps to ensure that our unique focus and culture of excellent service are thoroughly disseminated throughout our restaurants. We seek to hire management prospects from top culinary programs nationwide and to train them in our service levels and processes. It can take three to five years of experience in our system for a management trainee to be qualified for promotion to general manager in one of our locations. We also provide ongoing training opportunities for our back of the house and kitchen staff to ensure they maintain and improve their skills and learn how best to prepare our current and new menu items.

Sophisticated and Scalable Back Office and Operations

We have been in operation for 30 years and have a long history of operating high-volume restaurants. We employ a sophisticated menu development process that has successfully created replicable recipes with a focus on maximizing gross margin by highly efficient use of perishable food inventories to create unique and inviting recipes. Our recipes are developed to use premium ingredients sourced from long standing relationships with high quality vendors. Most of our protein purchases are negotiated directly with our suppliers. We believe this not only reduces overall food costs but enables us to enforce strict standards on orders and adherence to the detailed instruction manual we provide to producers. Because we deal directly with producers, we are also able to take advantage of seasonal products and provide “farm-to-table” options that change with the seasons and ingredient availability through our unique “featured items” menu. Direct relationships with vendors also provide us cost and flexibility advantages that may not be available from third party distributors. We also have a shared services model for our back-office that centralizes certain functionality at our corporate headquarters and leverages advanced systems platforms. Services shared between our concepts include staff training, real estate development, purchasing, human resources, information technology and finance and accounting, further contributing to the complementary nature of our concepts. We believe that the teams and technology we have put in place to manage these functions, and other non-restaurant operations functions are capable of managing the number of restaurants in our current growth plan with limited additional hires.

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

Experienced Management Team

We are led by a management team with significant experience in all aspects of restaurant operations. Our experienced team of industry veterans at the executive level has an average of approximately 25 years of restaurant experience, and our 46 general managers, as of January 3, 2021, have an average tenure of approximately 13 years with the Company.

Our Growth Strategies

Although the COVID-19 pandemic negatively impacted our business in 2020, we believe that a strong demand still exists for the products and services that we offer to our guests as evidenced by the sales levels that we experienced during periods of fiscal 2020 when government-mandated capacity restrictions were eased. We believe that once effective vaccines become widely available to the general public, consumer confidence strengthens and governmental capacity restrictions are alleviated, our restaurants will return to serving full dining rooms, while continuing to provide a robust carry-out service. We believe there are significant opportunities to grow our business, strengthen our competitive position and enhance our restaurants through the implementation of the following strategies:

Deliver Consistent Same Store Sales

We believe that we will be able to generate annual same store sales growth on a long-term, consistent basis by providing an attractive price/value proposition for our guests through excellent service in an upscale environment. We continually focus on delivering freshly prepared, contemporary American cuisine to our guests, with exceptional quality and service at a reasonable price point. Though the core menu at each restaurant is consistent and familiar to our guests, we regularly develop and deploy new menu items as well as limited-time featured food and drink offerings that are rotated on a weekly basis. As a result, we are able to adapt to changing consumer tastes and product availability and incorporate local offerings to reinforce our boutique restaurant feel. We continue to explore ways to increase the number of occasions and flexibility of dining options for our guests, including the addition of Sunday brunch at select restaurants, outdoor dining options and additional carry-out options both for celebrations and everyday use.  In addition, we operate a program of continuous investment in all of our locations to maintain our store images at the highest level, and target spending $75 to $100 per year in maintenance capital expenditures per restaurant.

Pursue Disciplined New Restaurant Growth in Target Markets in the Long-Term

We believe each of our concepts has significant growth potential and that there are significant opportunities to grow our concepts on a nationwide basis in both existing and new markets where we believe we can generate attractive unit economics.

Although we slowed development during the early months of the COVID-19 pandemic, we believe it to be in the Company’s best long-term interest to continue to evaluate potential future sites. We are constantly evaluating potential sites for new restaurant openings and currently have many locations in a variety of separate markets under various stages of review and development. We believe that having several sites under review at any one time is necessary in order to meet our development goals. In our experience, sites under analysis often will not result in a new restaurant location for any number of reasons, including the delay or cancelation of larger development projects on which a future restaurant may depend, the loss of potential site locations to competitors or our ultimate determination that a site under review is not appropriate for one of our restaurants. We believe that the number of available and potential sites under review by us, the anticipated costs of opening a new restaurant location and our expected capital resources will support up to four new store openings annually beginning in 2022. However, our ability to open any particular number of restaurants in any calendar year is dependent upon many factors, risks and uncertainties, including the impact of COVID-19, beyond our control as discussed more fully elsewhere in this Annual Report under the heading “Item 1A. Risk Factors”.  The most recent restaurant opening was a Merus Grill restaurant in Houston, Texas, during November 2019.  In 2021, the Company expects to open a Redlands Grill in San Antonio, Texas, at the end of March and a J. Alexander’s restaurant in Madison, Alabama, early in the fourth quarter.

We expect that the development of our Redlands Grill and other concepts will further accelerate growth by allowing us to expand into certain markets which currently have a J. Alexander’s and/or Stoney River restaurant and that might not otherwise have been considered viable for expansion opportunities.

Improve Margins and Leverage Infrastructure

We believe that our corporate infrastructure and technology can support a restaurant base greater than our existing footprint.  We have made recent significant investments in updated technology platforms that will enable greater visibility into the real-time operations of each restaurant and are expected to result in efficiencies related to both food and beverage costs as well as labor. As we continue to grow, we expect to drive greater efficiencies in our supply chain and leverage our technology and existing support infrastructure to drive sales and enhance margins and we anticipate that, over time, general and administrative expenses will grow at a slower rate than our restaurant base and net sales.

Further Development of our Carry-out Program

In response to the required dining room closures due to the COVID-19 pandemic, we quickly shifted our service model to a carry-out only platform. Since our restaurants have been able to begin welcoming guests for dine-in service once again, we have continued to offer our guests ordering carry-out options to be picked up inside of our restaurants or via curbside service and in certain markets to be delivered by our online ordering platform provider. We believe that we have developed a robust and attractive carry-out program that allows us to serve our long-time guests on a more frequent basis as well as attract new guests who prefer the carry-out service model. Our carry-out model allows us to provide guests with some of their favorite menu items as well as offer new family-style meals (offering a complete meal for larger parties often including a salad, entrée, side items and dessert), and butcher shop sales of cook at home hand-cut steaks all with the same high-quality ingredients served in our dining rooms at an attractive price point. We also offer cocktails and bottles of wine for off-premise consumption where permitted by local law. We have increased our digital marketing and email campaigns to drive guest awareness of our carry-out program and invested in our online ordering platform and third-party relationships.

Restaurant Design and Site Selection Process

Site Selection

We have developed a targeted site acquisition and qualification process incorporating management’s experience as well as extensive data collection, analysis and interpretation. We are continuously evaluating restaurants in both new and existing markets, and we will seek to expand in selected regions throughout the U.S. We identify and work with local brokers to conduct preliminary research regarding each potential market and location. The preliminary research includes an analysis of traffic patterns, parking, access, demographic characteristics, population density, level of affluence, consumer attitudes or preferences and current or expected co-retail and restaurant tenants. The brokers then present potential sites to our real estate department. If our financial criteria for the site are satisfied, our Chief Executive Officer and Chief Operating Officer visit the site, and once approved, our management negotiates the lease.

For each of our restaurants, our key site criterion is that the population within a five-mile radius has a high concentration of our targeted guests, which includes individuals in the upper income demographic of major metropolitan areas that dine out frequently. In addition, we target high concentrations of retail and upscale office developments to support our lunch business. We also prefer locations with high visibility and ample parking spaces.

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

Stoney River locations typically contain approximately 6,400 to 8,000 square feet with seating for an average of approximately 260 guests. Most of our Stoney River locations include private dining spaces that have historically contributed approximately 6.0% of sales to the Stoney River concept prior to fiscal 2020 when private dining sales were significantly limited by the COVID-19 pandemic. Historically, the majority of our Stoney River locations operated as a dinner service only restaurant traditionally found within the steakhouse category of restaurants.  Over the past several years, we have added lunch and/or brunch service to selected locations.  Of the 13 Stoney River restaurants, seven and 10 locations are now serving lunch and brunch, respectively. Beginning with the new Stoney River restaurant in Troy, Michigan, which opened in October 2018, we anticipate that each new Stoney River location will operate as a lunch and dinner service restaurant. For Stoney River locations, we estimate that each new build, under the assumption noted above, will typically require a total cash investment of $5,000 to $6,000 (excluding pre-opening costs and any tenant incentives).

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

Hiring and Training

We are highly focused on providing an unparalleled experience to our guests. Achieving this experience is intricately tied to careful hiring, thorough training and an apprenticeship for management trainees that provides intimate knowledge of every facet of our restaurants. We have implemented a sophisticated and stringent hiring and training program. Maintaining the uniqueness of our culture, with our focus on quality and training, starts with hiring. Excluding the needs of new restaurants and operating under normal conditions, we hire approximately 60 to 75 new management trainees annually. Including new locations, we believe this number is approximately 70 to 85 per year. We focus our recruiting efforts on approximately fifteen of the best culinary programs in the country where we believe our long-standing relationships with the schools enable us to identify and recruit the most promising students. These graduates typically spend three to five years in restaurant management before they are promoted to a department responsibility or a general manager role. During that time, they experience every job in the restaurant. Because of our focus on quality and training, we have traditionally found that some of our most successful managers have been hired from within. All restaurant management candidates, regardless of previous experience, are required to complete a 10-to-13-week training program at the beginning of their employment.

Suppliers

To ensure that we maintain consistent pricing and quality throughout our restaurants, we use centralized contracts or pricing agreements with a network of third-party vendors, suppliers and distributors to provide selected items. We provide each vendor with a set of specifications to ensure that our food quality is maintained at the highest level. Where possible, we also take advantage of local farms or purveyors to provide in-season products to supplement our regular menu with recipes featuring high quality local or “farm-to-table” products. If commodity pricing increases significantly, we can work with our menu development team to create new and unique menu additions that can make the most efficient use of the products we have purchased or to improve the food margin of products on the menu.

Beef is the largest percentage of our food costs, historically representing approximately 30% of total food and beverage costs. We purchase the majority of our beef directly from the producers, rather than through a distributor or third-party supplier. We believe that direct relationships with these vendors provide us cost and flexibility advantages that may not be available from third-party distributors. We have purchased beef from our current primary beef supplier for multiple consecutive years and anticipate this will continue for the foreseeable future. We do not hedge our beef purchases, and instead rely on our direct purchases and menu innovation to offset potential price increases.

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

Intellectual Property and Trademarks

We own a number of trademarks and service marks registered with the United States Patent and Trademark Office (“PTO”). We have registered the following marks with the PTO, among others: “J. Alexander’s Restaurant,” “Redlands Grill,” “Merus Grill,” “Black River Angus Beef,” “Black River Premium Beef,” “Legendary Steaks,” “Stoney River,” “Stoney River Legendary Steaks,” “Stoney River Steakhouse and Grill,” “Stoney River Legendary Filet,” “Seahorse” and “Birmingham Grill.” In addition, we have also registered the Internet domain names jalexanders.com, jalexandersholdings.com, redlandsgrill.com, overlandparkgrill.com, merusgrill.com and stoneyriver.com, among others, and have registered certain copyrights with the U.S. Copyright Office, including copyrights with respect to the J. Alexander’s menu and the J. Alexander’s cocktail menu.

We believe that our trademarks, service marks and other intellectual property rights have significant value and are important to the marketing of our concepts, and it is our policy to protect and defend vigorously our rights to such intellectual property. However, we cannot predict whether steps taken to protect such rights will be adequate. See “Risk Factors— Failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to the names and marks used by our restaurants, which could adversely affect the value of our concepts.”

Marketing and Advertising

We rely on our reputation, our loyal guest base and positive “word of mouth” advertising to maintain and grow our net sales and guest counts rather than focusing on traditional paid advertising through television, radio or print, or using significant discounting and couponing. We also rely on a social media and digital and email marketing strategy that provides us the opportunity to regularly engage with our guests and to reach a targeted new guest base in a cost-efficient manner. This strategy includes communications through Facebook®, Twitter®, Instagram®, YouTube®, and other social media platforms as well as direct email marketing to customers. See “Risk Factors – Any inability to actively and effectively utilize and manage social media could harm our reputation, which could adversely affect our results of operations.”

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

Regulatory, Environmental, Health and Safety Matters

Environmental

We are subject to federal, state and local environmental laws and regulations concerning waste disposal, pollution and protection of the environment, and the presence, discharge, storage, handling, release and disposal of, or exposure to, hazardous or toxic substances (“environmental laws”). These environmental laws can provide for significant fines and penalties for non-compliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third-parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We are not aware of any environmental laws that will materially affect our earnings or competitive position, or result in material capital expenditures relating to our restaurants. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. It is possible that we will become subject to environmental liabilities at our properties, and any such liabilities could materially affect our business, financial condition or results of operations. See “Risk Factors— Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.”

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

A significant amount of our net sales is attributable to the sale of alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Of the 16 states where we operate, most have dram-shop statutes or recognize a cause of action for damages relating to sales of alcoholic beverages to obviously intoxicated persons and/or minors. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.

In addition, we are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing similar matters including minimum wages, overtime, workplace safety and other working conditions.  A significant number of our hourly restaurant staff members receive income from gratuities.  We participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips. Additionally, a significant number of our hourly employees who receive tips are paid at tipped minimum wage, which is significantly lower in most jurisdictions than full minimum wage rates.  Any increase in minimum wage rates will increase our labor costs. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been party to such matters in the past. See “Risk Factors—Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.”

The PPACA, enacted in March 2010, requires chain restaurants with 20 or more locations in the United States operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. A number of states, counties and cities have also enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Many of these requirements are inconsistent or are interpreted differently from one jurisdiction to another. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time. See “Risk Factors— Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.”

There is also a potential for increased regulation of certain food establishments in the United States, where compliance with Hazard Analysis & Critical Control Points (“HACCP”) management systems may now be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP programs, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act, signed into law in January 2011, granted the U.S. Food and Drug Administration new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. We anticipate that certain requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business. See “Risk Factors—Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.”

We are also subject to laws and regulations relating to information security, privacy, cashless payments, gift cards and consumer credit protection and fraud, and any failure or perceived failure to comply with these laws and regulations could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Information Technology

All of our restaurants use computerized point-of-sale systems created by Micros Systems, which we believe are scalable to support our future growth plans. Our restaurants process credit cards using point-to-point encryption (“P2PE”) technology to ensure the highest level of credit card security protection for our guests.  The Company also uses EMV chip-card technology to provide an additional layer of credit card security.  We utilize a Windows-based accounting software package and a network that enables electronic communication throughout the Company. In addition, all of our restaurants utilize touch screen point-of-sale and electronic gift card systems, and also employ a theoretical food costing program, all of which were specifically designed for the restaurant industry. We use our management information systems to develop pricing strategies, identify food cost issues, monitor new product acceptance and evaluate restaurant-level productivity. The system also supplies sales, bank deposit and variance data to our accounting department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly detailed profit and loss statements for each location with final reports following the end of each period. During 2020, the Company took measures to increase its off-premise sales during the COVID-19 pandemic, including investing in its online ordering platform with ChowNow®. The Company is also in the process of implementing a contactless payment solution and we anticipate that this initiative will be fully implemented in 2021. In 2019, we committed significant resources to the implementation of both a new restaurant back-office system that handles inventory and invoice management, theoretical food costing, product usage forecasting and other core restaurant-level processes, as well as a new human capital management solution that encompasses payroll processing, human resources and benefits management, recruiting and onboarding and other key talent management functions. We believe the investment in these technologies will allow management to have greater visibility into day-to-day operations, reduce compliance costs and risks, improve efficiency, reduce turnover and overtime labor and better leverage existing talent in managing the business on a long-term basis. We expect to continue to develop our management information systems to assist management in analyzing business issues and to improve efficiency. Federal and state regulation of privacy and security, particularly within the restaurant industry, may increase in scope or severity in the future. A determination by a federal or state agency, or a court, that our practices do not meet such laws or regulations could result in legal liability, adverse publicity, and require us to modify our practices and incur substantial costs and expenses. See “Risk Factors— Information technology system failures, including when transitioning to new systems, or breaches of our network security, including with respect to confidential information, could interrupt our operations and adversely affect our business.”

Industry & Competition

The restaurant industry has historically been fragmented and intensely competitive. We believe guests make their dining decisions based on a variety of factors such as menu offering, taste, quality and price of food offered, perceived value, service, atmosphere, location, overall dining experience and the ability to make a reservation. Although the industry has been severely and uniquely impacted by the COVID-19 pandemic, we believe that intense competition is likely to return to the industry over time.

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

Human Capital Resources

As of January 3, 2021, we employed approximately 3,200 persons, including 44 persons on the corporate staff. Of the employees in our restaurant locations, approximately 240 were employed in restaurant-level exempt management positions and the remainder were non-exempt hourly personnel. We were required to temporarily close our dining rooms in all locations for varying periods of time during 2020 in response to governmental mandates enacted due to the COVID-19 pandemic, and as a result we temporarily furloughed a portion of our hourly restaurant employees. As our dining rooms reopened we were able to bring back the majority of the furloughed hourly team members. During 2020, we implemented an Emergency Sick Leave Policy (“ESLP”) for our team members to provide two weeks of paid leave for those needing time off from work due to a COVID-19 illness or to cover a portion of the time that their restaurants were required to be closed for dining. In 2020, we incurred approximately $3,320 related to the ESLP and other sick or vacation leave and continuing benefits paid in response to the COVID-19 pandemic. Further, despite the negative impact that COVID-19 has had on our business, we have not reduced salaries or hourly rates for our employees who either remained on staff or who have returned from temporary furlough.

The health and safety of our guests and our employees continues to remain a top priority, especially in light of the ongoing COVID-19 pandemic. We have focused on increasing safety measures during 2020 including the observance of social distancing protocols, employing the use of personal protective equipment, checking temperatures of employees daily, routinely sanitizing high-touch surface areas, and installing plexiglass and glass booth and pub dividers in our restaurants. We have also added work from home flexibility for our corporate office employees where appropriate. We continue to seek to align our policies and practices with guidelines issued by the Centers for Disease Control, and other relevant local, state and federal agencies.

We currently are not party to any collective bargaining agreements, and we consider our current employee relations to be good. Our human capital management objectives are to attract, develop, reward and retain a diverse base of the most talented employees in the industry. We believe that we offer competitive pay and benefits packages, including health and welfare and retirement benefits for eligible employees. Our restaurant management and the majority of our corporate staff are eligible to participate in annual cash-based performance bonus plans. Each of our incentive plans rewards individuals for achievement of restaurant-level and Company-wide business goals. For 2020, we paid restaurant management discretionary bonuses in recognition of their outstanding service during the COVID-19 pandemic. We continue to invest in technology platforms to enhance our employees’ workplace experience as well as increase access to and awareness of benefits programs available to them. We also continuously evaluate our training programs for both our hourly team members and restaurant management and make adjustments as needed to ensure that our guests are provided with the highest quality food and service experience possible. Our new restaurant managers must successfully complete a 13-week comprehensive training program upon hire that covers all operational aspects of our business.

We evaluate restaurant management turnover rates routinely. Our tenure at the restaurant General Manager level averages approximately 13 years, and the remainder of restaurant management averages approximately 5 years currently. Our corporate senior management team has an average tenure of over 20 years with the Company. Hiring, developing, and retaining employees is of critical importance to the successful operations of our business, and we believe that our tenure and low turnover statistics are indicative of the quality of our programs and strength of our culture.

Legal Proceedings

Refer to Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 18 (c) Commitments and Contingencies – Litigation Contingencies for a discussion of legal proceedings.

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

Name and Age	Position
Lonnie J. Stout II, 74	Executive Chairman of the Board of Directors
Mark A. Parkey, 58	President and Chief Executive Officer
J. Michael Moore, 61	Executive Vice President and Chief Operating Officer
Jessica L. Hagler, 41	Vice President, Chief Financial Officer, Treasurer and Secretary
Jason S. Parks, 49	Vice President and Chief Information Officer
Lonnie J. Stout II

Mr. Stout has served as the Executive Chairman of the Board of Directors (the “Board”) since May 1, 2019.  Prior to that time, Mr. Stout served as a director as well as the President and Chief Executive Officer of the Company since its formation. Prior to the formation of the Company in 2014, he was a director/manager (as applicable), President and Chief Executive Officer of JAC, J. Alexander’s Holdings, LLC and J. Alexander’s, LLC, positions he has held since May 1986. Mr. Stout joined JAC in 1979 and since that time has held various leadership roles, including Executive Vice President and Chief Financial Officer of JAC from October 1981 to May 1984, and a member of the board of directors of JAC from 1982 until October 2012, and served as Chairman from July 1990 until October 2012.

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

J. Michael Moore

Mr. Moore has served as Executive Vice President and Chief Operating Officer of the Company since its formation. Prior to this time, he served as the Vice President and Chief Operating officer at J. Alexander’s Holdings, LLC and J. Alexander’s, LLC from May 2013 to the formation of the Company. Prior to becoming Chief Operating Officer, Mr. Moore served as Vice President of Human Resources and Administration of JAC from November 1997 to October 2012, and of J. Alexander’s Holdings, LLC and J. Alexander’s, LLC from October 2012 to July 2013. Mr. Moore also served as Director of Human Resources and Administration of JAC from August 1996 to November 1997 and as the Director of Operations of J. Alexander’s Restaurants, Inc. from March 1993 to April 1996. Mr. Moore joined JAC in 1991 as General Manager of the first J. Alexander’s restaurant.

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

Cautionary Statement Regarding Forward-Looking Statements

We caution that certain information contained or incorporated by reference in this report and our other filings with the SEC, in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial conditions, results of operations, plans, objectives, future performance and business.  Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions or strategies and regarding the future, including the impact of the COVID-19 pandemic on our operations, reopening of the Company’s restaurants at increased capacities, the Company’s sales, off-premise sales, cash position, cost containment efforts, liquidity and results of operations, new restaurant openings and the Company’s plans to continue its review of strategic alternatives.  We expressly disclaim any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include, but are not limited to:

•	the health and financial effects of the COVID-19 pandemic;
•

our ability to keep our restaurants open for in-person dining, and to reestablish and maintain satisfactory guest count levels and maintain or increase sales and operating margins in our restaurants under varying economic conditions;

•

the impact of recent surges in positive COVID-19 cases and new variant strains of COVID-19 on our operations, including potential future governmental mandates that could result in restaurant closures or suspension of or capacity restrictions on dine-in services and our ability to staff our restaurants while adhering to quarantine guidelines;

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

•	our ability to obtain financing on favorable terms, or at all;
•	the significant competition we face for guests, real estate and employees;
•	our ability to increase sales and improve margins at our existing restaurants;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations and any other future concept locations;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our expectations regarding the seasonality of our business;
•	the impact of adverse weather conditions, including hurricanes, winter weather storms and other weather-related disturbances;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of changes in new information and attitudes regarding health and diets;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef and other supply chain items such as carry-out packaging;
•	the impact of the loss of key executives and management-level employees;
•	our ability to utilize and manage social media;
•	the impact of proposed and future government regulation and changes in healthcare, labor, including minimum wage rates, leave benefits and other laws;
•	our expectations regarding litigation or other legal proceedings or claims;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	operating and financial restrictions and borrowing available under our loan agreement, our level of indebtedness and any future indebtedness;
•	the impact of any future impairment of our long-lived assets, including tradenames;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of store closures, decreased business levels and property damage related to civil disturbances;
•	factors that are under the control of third parties, including governmental agencies; and
•	the other matters described under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Item 1A. Risk Factors

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are including the following cautionary statements identifying important factors that could materially affect the Company and cause actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company.  The risks and uncertainties described below should be considered carefully, and with all the other information contained in this Annual Report, in evaluating the Company and its business.

Risks Related to COVID-19, Health Epidemics and Food Safety

The COVID-19 pandemic has disrupted and may further disrupt our business, and has adversely affected and may further adversely affect our net sales, results of operations, cash flows, liquidity and financial condition.

The COVID-19 pandemic has affected and may continue to adversely affect our net sales, results of operations, cash flows, liquidity and financial condition. Commencing in March 2020 and continuing to the present, we are experiencing unprecedented effects of the COVID-19 pandemic, which has negatively impacted and may continue to negatively impact guest traffic at our restaurants, make it more difficult to staff our restaurants and, in more severe cases, may cause a temporary inability to obtain supplies, increase commodity costs or cause full and partial closures of our affected restaurants, sometimes for prolonged periods of time. After restaurants were permitted to reopen for in-person dining, they have operated at, and most are expected to continue to operate at, decreased capacity to comply with governmental mandates and social distancing requirements. As of March 2021, all of our restaurants are open for in-person dining, subject to varying capacity restrictions, and we continue carry-out services in all of our restaurants. As a result of these changes to our operations, we have experienced severe decreases in net sales, while continuing to incur significant levels of expenses.  There can be no assurance that other state or local authorities will allow dining rooms to remain open even at reduced capacity if there is a surge in cases of COVID-19 or variants in those locations. If federal, state or local jurisdictions determine that another closure of restaurants for dine-in services is warranted, whether temporary or prolonged, our results of operations, net sales, cash flows, liquidity and financial condition will be negatively impacted. Additionally, if prolonged increases in positive cases of COVID-19 occur, it will be difficult for us to staff our restaurants while adhering to quarantine guidelines, which could cause temporary closures of our locations. Further, we have new or additional competitors we may not otherwise face under normal operations, and we may not be able to successfully compete with such establishments. Further, we cannot predict the full impact that the COVID-19 pandemic will have on third parties with whom we do business, including suppliers and other vendors, third-party service providers, and landlords and the degree to which the impact on third parties will affect our business. To the extent these third parties are severely impacted, it may harm our business or change the way we operate

Moreover, the COVID-19 pandemic has impacted, and may continue to impact, the greater economy, causing an economic downturn and generating uncertainty related to factors that may impact our business, such as timing of any economic recovery, changes in guest spending, and changes in consumer habits in light of job losses, lower discretionary income, and higher individual debt levels. The COVID-19 pandemic may also materially adversely affect our ability to implement our growth plans, including closures of existing restaurants, delays in opening new restaurants, and delaying our ongoing exploration of strategic alternatives. These changes have materially adversely affected our net sales, results of operations, cash flows, liquidity and financial condition, and may continue to materially adversely affect such aspects of our business, particularly if these changes continue for an extended period of time.

We have taken steps to conserve capital and cut costs, including reducing our corporate staff, deferring most non-essential capital expenditures and deferring payments to landlords and other parties in order to reduce our capital commitments and supplement our liquidity. We have also taken steps to increase availability under our loan agreement and to extend the maturities of our loans. We cannot assure you that we will be able to access the additional funds available under our loan agreement or obtain any additional payment deferrals or contract concessions sought. If we are unable to obtain additional liquidity, our operations and financial condition may be adversely affected, particularly if restaurant capacity is restricted during any worsening COVID-19 outbreaks.  Depending on its duration and severity, the COVID-19 pandemic may have an adverse effect on our access to financial markets and our ability to service or refinance our indebtedness.

The long-term impact of this or any other pandemic remains uncertain, as viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which has adversely impacted our operations, and could further have longer-term adverse effects on our restaurant guest traffic or the ability to adequately staff our restaurants. Additionally, it is possible that we may experience some reputational harm due to our responses to the COVID‑19 pandemic that may negatively impact our business and results of operations. We will be adversely affected if government authorities impose longer-term or more stringent restrictions on public gatherings, human interactions, operations of restaurants, or mandatory closures. Even if such measures are not implemented and a virus or other disease does not spread significantly after we fully reopen our restaurants, any continuing perceived risk of infection or health risk may adversely affect our business, net sales, cash flows, liquidity, financial condition and results of operations.  Depending on the severity of the pandemic and our business levels, we cannot assure you that we will not be forced to or make the decision to temporarily reclose any locations for indoor dining in response to further outbreaks of COVID-19 including new variants of the virus. Further deterioration in our results from operations could prompt additional long-lived and intangible asset impairment charges, an increase in our valuation allowance relative to deferred tax assets, the write‑down of other assets recorded on the Company’s consolidated balance sheets or the inability to comply with required financial debt covenants under our loan agreement. There may be other effects of the COVID-19 pandemic that are not yet identified and may materially adversely affect our business. The extent of the effects of the COVID-19 pandemic on our business will ultimately depend on future developments, including, but not limited to, the duration and severity of the outbreak, the timing and availability of vaccinations and treatments to combat COVID-19, whether or not a recession occurs in the United States or globally, consumer spending, the state of the financial markets, and normal economic and operating conditions to resume. Given the uncertainty as to the extent and timing of the potential future spread or mitigation of COVID-19 and the imposition or relaxation of protective measures, we are presently unable to estimate the full impact to our future business, results of operations, cash flows, or financial condition.

The pace of recovery in demand and our business may be affected by adverse economic conditions in the markets in which our restaurants are located, including job losses, corporate financial performance and spending on expense account and group dining, debt loads, diminished business travel and other factors. Moreover, while we believe our loyal guests will continue to dine with us once restrictions are relaxed or lifted, it is unclear whether guest demand will return, in part, because we cannot predict the levels of consumer confidence and spending following the COVID-19 pandemic. We cannot predict the pace of recovery of our business, or the timing of a return to prepandemic net sales levels and operating results.

The COVID-19 pandemic has also resulted in significant financial market volatility and uncertainty, including on the market price of our common stock. A continuation or worsening of the levels of market disruption and volatility seen during the pandemic could have an adverse effect on the market price of our common stock.

The potential effects of the COVID-19 pandemic also could intensify or otherwise affect many of our other risk factors that are included in “Part I—Item 1A. Risk Factors” of this Annual Report on 10-K and our subsequent filings, including, but not limited to, risks inherent in the restaurant industry, macroeconomic factors beyond our control, competition for guests, risks related to doing business with third parties, including vendors and suppliers, and risks related to our indebtedness. Because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors contained herein and that are further described in this Annual Report on Form 10-K are uncertain.

Negative publicity relating to the consumption of beef, seafood, chicken, produce and our other menu offerings, including in connection with food-borne illness, could result in reduced consumer demand for our menu offerings, which could reduce net sales.

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

Health concerns arising from pandemics, outbreaks of viruses or other diseases, including those that are food-related, may have an adverse effect on our business.

The United States and other countries have experienced, or may experience in the future, outbreaks of viruses, such as norovirus, Hepatitis A, avian flu, “SARS,” H1N1 or “swine flu,” COVID-19 or “Coronavirus,” influenza or other diseases such as bovine spongiform encephalopathy.  However, as has been experienced with COVID-19, if a virus is transmitted by human contact, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which events could adversely affect our restaurant guest volume, and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures, impose restrictions on operations of restaurants, or restrict the import or export of products, or if suppliers issue mass recalls of products.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and results of operations. If a virus or disease is foodborne, or perceived to be foodborne, future outbreaks may adversely affect the price and availably of certain food products and cause our guests to eat less of a product, or could reduce public confidence in food handling and/or public assembly. If we change a restaurant menu in response to such concerns, we may lose guests who do not prefer the new menu, and we may not be able to attract a sufficient new guest base to produce the sales needed to make the restaurant profitable. We also may have different or additional competitors for our intended guests as a result of such a change and may not be able to successfully compete against such competitors. Reputational harm due to an actual or perceived inadequacy of our response to any outbreak of infectious or foodborne disease may adversely affect our business and results of operations. Liability, loss of guest traffic or disruption of our business caused by any of the foregoing would have an adverse effect on our business and results of operations.

Risks Related to Our Industry, Business, and Growth Strategy

Changes in general economic conditions, including any economic downturn or continuing economic uncertainty, consumer dining preferences and discretionary spending patterns have adversely impacted our business and results of operations in the past and may do so again.

We believe that consumers generally are more willing to make discretionary purchases, including upscale and high-end restaurant meals, during favorable economic conditions. The most recent economic downturn related to the COVID-19 pandemic, uncertainty and disruptions in the overall economy, including high unemployment, reduced access to credit and increased financial market volatility and unpredictability, and the related reduction in consumer confidence, negatively affected guest traffic and sales throughout our industry. If the economy experiences a new downturn, if recovery from the impacts of the COVID-19 pandemic is slowed due to increased cases or a delay in vaccine rollouts, or there are significant uncertainties regarding U.S. budgetary and fiscal policies, our guests, particularly price-sensitive families and couples and cost-conscious business clientele, may reduce their level of discretionary spending, impacting the frequency with which they choose to dine out or the amount they spend on meals while dining out, and in some instances may make long-lasting changes to their spending behavior. Uncertainty in or a worsening of the overall economy, generally or in a number of our markets, and our guests’ reactions to those trends could adversely affect our business.

Additionally, our success depends in part on our ability to anticipate and respond quickly to changes in consumer preferences, demographic trends, traffic patterns and the type, number and location of competing restaurants. Shifts in consumer preferences away from meals at our price point or our menu offerings, whether as a result of economic, competitive or other factors, could adversely affect our business and results of operations. Many of our restaurants are located in or adjacent to traditional commercial retail centers, and to an extent rely on elevated levels of retail area traffic in these areas, especially during the holiday seasons.  As consumer spending patterns continue to migrate to online shopping or to boutique, local shopping resources, and away from malls and other traditional commercial retail centers, these restaurant locations may be negatively impacted.

In addition, we place a high priority on maintaining the competitive positioning of our restaurants, including the image and condition of our restaurant facilities and the quality of our guest experience. Consequently, we may need to evolve our restaurants in order to compete with popular new restaurant formats or concepts that emerge or for increased off-premise business, which could result in significant capital expenditures in the future for remodeling and updating.

Our future growth depends in part on our ability to open new restaurants and operate them profitably, and if we are unable to successfully execute this strategy, our business and results of operations could be adversely affected.

Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. However, future developments, including macroeconomic changes, could cause us to re-evaluate this growth strategy. Additionally, in the past and currently related to the impact of the COVID-19 pandemic, we have experienced delays in opening restaurants, and that could happen in the future. Delays or failures in opening new restaurants and operating them profitably could materially and adversely affect our growth strategy and expected results.

Our ability to open new restaurants on a timely basis, or at all, and operate them profitably is dependent upon a number of factors, many of which are beyond our control, including finding quality site locations; having adequate capital for construction and opening costs; engaging third-party architects and contractors; timely hiring and training skilled personnel; successfully promoting our new locations; and having adequate supply chain resources at reasonable pricing, among others.

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

Our ability to successfully execute new restaurant development depends heavily on successful site selection. If a site does not produce the anticipated results, a restaurant location may never reach our desired level of profitability, if it becomes profitable at all. In those cases, we may be forced to close restaurants and will incur significant costs associated with our exit from those markets, including costs associated with lease terminations or potential losses on the sale of real property that we own. Additionally, previously successful restaurants may cease to produce acceptable or desired results in the future due to changes within the market in which they operate, such as a geographic shift in commercial development that results in fewer guests in the area in which we have an existing location. In those cases, if we determine that the market is still desirable, we may choose to relocate our existing restaurant or restaurants within that same market, which could result in increased costs associated with the purchase or lease of new property.

Significant capital is required to develop new restaurants and to maintain existing restaurants and to the extent financing is available to us, it may only be available on terms that could impose significant operating and financial restrictions on us.

We believe that the required capital investment in our upscale restaurants is high compared to more casual dining restaurants. Failure of a new restaurant to generate satisfactory net sales and profits in relation to its investment could result in our failure to achieve the desired financial return on the restaurant. Additionally, we may require capital beyond the cash flow provided from operations in order to open new units, which may be difficult to obtain on favorable terms, if at all. The terms of any financing we may obtain could impose restrictions on our operations, development and new financings. Further, after a restaurant is opened, we continue to incur significant capital costs associated with our strategy to reinvest in our restaurants in order to maintain the highly attractive, contemporary and comfortable environment in each of our locations that we believe our guests expect. For 2021, we intend to complete reinvestments and improvements at our existing facilities and to invest approximately $5,325 in new locations, all totaling between $10,000 and $12,000. Consequently, our ability to carry out our growth strategy and to execute on development and capital expenditure decisions that we believe to be in our long-term best interest could be limited by the availability of additional financing sources and could involve additional borrowing which would further increase our long-term debt and interest expense.

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

If we are unable to increase our net sales or improve our margins at existing restaurants our profitability and overall results of operations may be adversely affected.

Another key aspect of our growth strategy is increasing same store sales across all restaurants and improving the restaurant-level margins at our restaurants. Improving same store sales and restaurant-level margins depends in part on whether we achieve revenue growth through increases in the average check or guest counts.  We believe that there are opportunities to increase the average check at our restaurants through, for example, selective introduction of new profitable menu items and increases in menu pricing. However, these strategies may prove unsuccessful, especially in times of economic hardship, as guests may not order new or higher priced items. Further, we believe that part of the appeal of our restaurants is the opportunity to experience outstanding, professional service and high-quality menu items at reasonable prices. Consequently, any price increases must be balanced with our desire to meet guest expectations with respect to service and quality at a reasonable value. Modest price increases generally have not significantly impacted guest traffic; however, we expect that there is a price level at which point guest traffic would be significantly affected, and these changes could cause our net sales to decrease. If we are not able to increase our sales at existing restaurants for any reason, our profitability and results of operations could be adversely affected.

Additionally, if we are unable to maintain or improve performance at our existing restaurants, we may be required to record impairments of our long-lived assets or intangible assets in the future. We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. We cannot accurately predict the amount and timing of any recorded impairment to our assets. Should the value of our assets become impaired, there could be an adverse effect on our financial condition and results of operations.

Our growth may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.

We believe there are opportunities to open up to four restaurants annually, and we anticipate that we will open two locations in 2021. Our targeted growth will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. We also need to continue to develop awareness of our concepts. This may require the commitment of a significant amount of human capital and marketing expenditures. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls, information systems and online ordering platforms, if this infrastructure is insufficient to support our anticipated expansion, our ability to open new restaurants and to manage our existing restaurants could be adversely affected. If we fail to continue to improve our infrastructure or if our infrastructure becomes inadequate, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing restaurants.

If we are unable to successfully transition or develop restaurants under our various Grill concepts, we may experience reduced net sales and margins at these locations, which could materially and adversely affect our financial condition and results of operation.

A key element of our business model is to pursue a multiple concept strategy consisting of the development of a number of restaurant concepts competing in the upscale casual dining segment of the restaurant industry. This is intended to, among other things, allow us to avoid being identified as a chain restaurant and to operate multiple concepts in the same market. However, we may experience a decrease in guest traffic, net sales or margins related to our strategy. If consumer preferences change, acceptance of the selected Grill concept is not as strong as expected, or the existing guest base patronizing these converted locations diminishes or discontinues, net sales at these restaurants may decrease and we could be required to expend additional resources on advertising and promotion which would reduce profit margins at these locations and adversely affect our overall financial performance.

As a result of the limited number of restaurants or geographic concentrations within our restaurant base, we may be more exposed to economic downturns or other disruptions in certain markets that could harm our business, financial condition and results of operation.

At March 17, 2021, we operated 46 restaurants in 16 states. Because of our relatively small restaurant base, unsuccessful restaurants could have a more adverse effect in relation to our financial condition and results of operations than would be the case in a company with a greater number of restaurants. We currently have a high concentration of restaurants within the South Florida market, the Ohio market and the Tennessee market and may in the future have similar concentrations of restaurants within one or more overlapping markets as we execute on our growth strategy. This concentration exposes us to risks that one or more of these markets may be adversely affected by factors that are unique to that particular market, such as negative publicity, changes in consumer preferences, demographic shifts or other adverse economic impacts, which could adversely affect our business, results of operations or financial condition.  In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around regions in which we operate multiple locations could result in significant and prolonged declines in guest traffic in these geographic regions, or a temporary or permanent closing of those locations, any of which could adversely affect our business, financial condition and results of operations.

Our business is subject to seasonal and other periodic fluctuations, and past results are not indicative of future results.

Our net sales and operating income have historically been subject to seasonal fluctuations. Net sales and operating income typically reach their highest levels during the fourth quarter of the fiscal year due to holiday business and the first quarter of the fiscal year due in part to the redemption of gift cards sold during the holiday season. In addition, certain of our restaurants, particularly those located in South Florida, typically experience an increase in guest traffic during the period between Thanksgiving and Easter due to an increase in population in these markets during that portion of the year. Our quarterly results have been and will continue to be affected by the timing of new restaurant openings and their associated pre-opening costs, as well as any restaurant closures and exit-related costs and any asset impairments. As a result of these and other factors, our financial results for any quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

We occupy most of our restaurants under long-term, non-cancelable leases which require ongoing rental payments and for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms.

We are a lessee for the majority of our restaurant locations, which may be either ground leases or improved leases. Many of our current leases are non-cancelable and typically have terms ranging from approximately 15 to 20 years and provide for rent escalations and for one or more five-year renewal options. We are generally obligated to pay the cost of property taxes, insurance and maintenance under such leases, and certain of our leases provide for contingent rentals based upon a percentage of sales at the leased location. We believe that leases that we enter into in the future will be on substantially similar terms. Payments under our operating leases account for a significant portion of our operating expenses. We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our credit facility or other sources, we may not be able to meet our operating lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which could adversely affect our business and results of operations.

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

Risks Related to Our Supply Chain and Employees

Increases in the prices of, and/or reductions in the availability of commodities, primarily beef and seafood, could adversely affect our business and results of operations.

Our profitability is dependent in part on our ability to purchase food commodities which meet our specifications and to anticipate and successfully react to changes in food costs and product availability. Ingredients are purchased from suppliers on terms and conditions that management believes are generally consistent with those available to similarly situated restaurant companies. We rely on one or a limited number of suppliers for certain ingredients. This dependence on one or a limited number of suppliers, as well as the limited number of alternative suppliers of beef and quality seafood, subjects us to the possible risks of shortages, interruptions and price fluctuations in beef and seafood. Although alternative distribution sources are believed to be available for most products, increases in overall food prices, failure to perform by suppliers or distributors or limited availability of products at reasonable prices could cause our food costs to fluctuate and/or cause us to make adjustments to our menu offerings.

Beef costs have historically represented approximately 30% of our food and beverage costs. We currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The beef market is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. In addition, our dependence on frequent deliveries of fresh seafood subjects us to the risk of possible shortages or interruptions in supply caused by adverse weather, environmental factors or other conditions that could adversely affect the availability and cost of such items. In addition, some types of seafood have been subject to adverse publicity due to certain levels of contamination at their source or a perceived scarcity in supply, which can adversely affect both supply and market demand. We can make no assurances that in the future either seafood contamination or inadequate supplies of seafood might not have a significant and materially adverse effect on our operating results. Finally, the prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and, therefore, affect the price of beef. Additional factors beyond our control, including adverse weather and market conditions, disease and governmental food safety regulation and enforcement, may also affect food costs and product availability. Energy prices can also affect our bottom line, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each restaurant. Historically, we have passed increased commodity and other costs on to our guests by increasing the prices of our menu items. There can be no assurance that additional price increases would not affect future guest traffic. Although we believe that our integrated cost systems allow us to anticipate and quickly respond to fluctuations in commodity prices, including beef prices, if prices increase in the future and we are unable to anticipate or react to these increases, or if there are beef shortages, our business and results of operations could be adversely affected.

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

Risks Related to Our Reputation

Any inability to actively and effectively utilize and manage social media could harm our reputation, which could adversely affect our results of operations.

Social media provides a powerful medium for consumers, employees and others to communicate their approval of or displeasure with a business. Social media is especially challenging because it allows any individual to reach a broad audience with an ability to respond or react, in near real time, with comments that are often not filtered or checked for accuracy. If we are unable to quickly and effectively respond, any negative publicity could “go viral” causing nearly immediate and potentially significant harm to our reputation, whether or not factually accurate. Our marketing strategy also includes an emphasis on social media. As social media continues to grow in popularity, many of our competitors have expanded and improved their use of social media, making it more difficult for us to differentiate our social media messaging. As a result, we need to continuously innovate and develop our social media strategies and content. If we do not appropriately use and manage our social media strategies, our marketing efforts in this area may not be successful, and any failure to effectively respond to negative or potentially damaging social media, whether accurate or not, could damage our reputation, which could materially adversely affect our financial performance.

Negative customer experiences or negative publicity surrounding our restaurants or other restaurants could adversely affect sales in one or more of our restaurants and make our concepts less valuable.

Because we believe that our success depends significantly on our ability to provide exceptional food quality, outstanding service and an excellent overall dining experience, adverse publicity, whether or not accurate, relating to guest experience, food quality, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers or others across the food industry supply chain could affect us more than it would other restaurants that compete primarily on price or other factors. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the value and popularity of one or more of our concepts could suffer. Further, because we rely heavily on “word-of-mouth,” as opposed to more conventional methods of advertisement, to establish and maintain restaurant recognition, our business may be more adversely affected by negative customer experiences than other upscale dining establishments, including those of our competitors.

Risks Related to Governmental Regulation, Litigation and Insurance

Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.

We are subject to various federal, state and local regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. We are also subject to regulations, health guidelines and safety protocols related to the COVID-19 pandemic, as well as governmental restrictions related to capacity of our restaurants. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and occupational safety and other agencies. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations or cause increases in development costs. We are also subject to laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition and results of operations.

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

In recent years, we and other restaurant companies have been subject to claims and lawsuits alleging various matters including personal injury claims, contract claims, regulatory claims, and tax matters. Claims and lawsuits may include class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, wage and hour laws, discrimination and similar matters. Guests may file complaints alleging that we are responsible for an illness or injury received while dining at one of our locations. Additionally, restaurants are subject to state “dram-shop” or similar laws which govern claims by injured parties resulting from legally intoxicated persons who may have been served alcoholic beverages at our locations. Public companies have also been the subject of shareholder claims with respect to various matters. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert resources away from our operations. In addition, they may generate negative publicity, which could reduce guest traffic and sales. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. Accordingly, if we are required to pay substantial damages and expenses as a result of these types or other lawsuits, our business and results of operations would be adversely affected. Defense costs, even for unfounded claims, or a judgment or other liability in excess of our insurance coverage for any claims or any negative publicity resulting from claims could adversely affect our business, results of operations and financial condition.

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

Risks Related to Technology, Data Privacy, and Intellectual Property

Failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to the names and marks used by our restaurants, which could adversely affect the value of our concepts.

We have registered the names J. Alexander’s Restaurant, Redlands Grill, Merus Grill, Overland Park Grill, Stoney River Steakhouse and Grill, Seahorse, Birmingham Grill and certain other names and logos used by our restaurants as trade names, trademarks or service marks with the PTO. The success of our business depends in part on our continued ability to utilize our existing trade names, trademarks and service marks as currently used in order to increase our restaurant concept awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our restaurant concepts and may cause a decline in our net sales and force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets. While we may take protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Any such unauthorized usage or imitation of our intellectual property, including the costs related to enforcing our rights, could adversely affect our business and results of operations.

Information technology system failures, including when transitioning to new systems, or breaches of our network security, including with respect to confidential information, could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants and integrated cost systems that are instrumental in our procurement processes and in managing our food costs.  The secure and efficient function of our systems, including our human resources management and restaurant back-office systems, is essential to our operations and financial results, including the integrity of our financial reporting.  Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms, implementation delays or failures and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could limit our ability to anticipate and react quickly to changes in our business environment and could subject us to litigation or actions by regulatory authorities.  Unsuccessful or error-ridden implementation of upgrades could interrupt our business, distract our management, adversely affect our ability to process transactions or provide services and interfere with the operation of our restaurants, damaging our reputation and harming our financial results.  In addition, the majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their guests has been stolen or compromised. If this or another type of breach occurs at one of our restaurants, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our guests’ credit or debit card information and be required to expend significant additional resources to continue to modify or enhance our protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning information systems or security. Although we have made significant efforts to secure our computer network and to update and maintain our systems and procedures to meet the payment card industry data security standards, including the implementation of point-to-point encryption and Europay, Mastercard, Visa credit card security systems, our computer network could nevertheless be compromised and confidential information, such as guest credit card information, could be misappropriated. Any failure to maintain adequate security over our information systems, our technology-driven products and services or our guests’ personal and transactional information could negatively affect our business and our reputation and result in fines, penalties, or other costs, including litigation expense and/or additional compliance costs, all of which could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with guests and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of guests and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our guests, or damage to our computers or systems, and could result in a violation of applicable privacy laws or industry standards, including those that apply to payment card data, and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial performance. Although we maintain a cyber-risk insurance policy, available coverage and policy limits may not adequately cover or compensate us in the event of losses or liability to third parties that may result from a security incident.

Risks Related to Our Indebtedness

Our level of indebtedness and any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

As of January 3, 2021, our outstanding indebtedness totaled $14,750, and $25,000 was available for borrowing under our lines of credit. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may significantly impact our business, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•

we are required to use a significant portion of our cash flows from operations to pay principal and interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;
•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and
•	our level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control, including the impacts of the COVID-19 pandemic. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in net sales and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not generate adequate resources, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing credit facility, may restrict us from adopting some or any of these alternatives. Our inability to recapitalize and incur additional debt in the future could also delay or prevent a change in control of our Company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could make us more vulnerable to economic downturns and adverse developments in our business. Our current indebtedness and any inability to pay our debt obligations as they come due or an inability to incur additional debt could adversely affect our business and results of operations.

The terms of our credit facility impose operating and financial restrictions on us.

Our credit facility contains certain restrictions and covenants that generally limit our ability to, among other things, pay dividends or make other restricted payments to our equity holders; incur additional indebtedness; use assets as security in other transactions; sell assets or merge with or into other companies; and sell equity or other ownership interests in our subsidiaries. Our credit facility may limit our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios, including as a condition to accessing additional amounts available for borrowing. As of January 3, 2021, we were in compliance with each of these financial covenants. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these financial covenants or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders would have the right to declare all borrowings, which includes any principal amount outstanding, together with all accrued, unpaid interest and other amounts owing in respect thereof, to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected. Additionally, we may need to refinance our credit facility at maturity or upon default, and future financing may not be available on acceptable terms, or at all.

Our credit facility carries floating interest rates, thereby exposing us to market risk related to changes in interest rates. Accordingly, our business and results of operations may be adversely affected by changes in interest rates. Assuming a 100 basis point increase on our base interest rate on our credit facility and a full drawdown on both of the Revolving Line of Credit and Development Line of Credit, our interest expense would increase by approximately $398 over the course of 12 months.

Risks Related to the Ownership of Our Common Stock and Our Organizational Structure

The market price of our common stock may be volatile, and shareholders may not be able to sell shares at an acceptable price.

The market price of our stock could fluctuate significantly, and shareholders may not be able to resell shares at an acceptable price. Those fluctuations could be based on various factors in addition to those otherwise described in this Annual Report, including the following:

•	our operating performance and the performance of our competitors or restaurant companies in general and fluctuations in our operating results;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	changes to our earnings estimates;
•	global, national or local economic, legal and regulatory factors unrelated to our performance;
•	announcements by us or our competitors of new locations or menu items, capacity changes, strategic investments or acquisitions;
•	actual or anticipated variations in our or our competitors’ operating results, and our or our competitors’ growth rates;
•	failure by us or our competitors to meet guidance that we or our competitors may give the market;
•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	the arrival or departure of key personnel;
•	the number of shares being publicly traded;
•	future sales or issuances of our common stock, including sales or issuances by us, our officers or directors and our significant shareholders; and
•	other developments affecting us, our industry or our competitors.

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

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price. Our quarterly operating results may fluctuate significantly because of many factors, including the timing of new restaurant openings, labor costs, changing interest rates, changes in sales levels, macroeconomic conditions, public health concerns and fluctuation in commodity prices, among others. Seasonal factors and the timing of holidays may also cause our net sales to fluctuate from quarter to quarter. As a result of these factors, our quarterly and annual operating results and same store sales may fluctuate significantly. Accordingly, results for a particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock may decrease.

The exchange of Class B Units for common stock may dilute our shareholders’ ownership and the market price of our common stock could decline due to the number of shares of common stock eligible for future sale upon the exchange of Class B Units.

The Class B Units of J. Alexander’s Holdings, LLC held by members of our management are exchangeable for, at our option, either shares of our common stock or a cash payment from J. Alexander’s Holdings, LLC.  If we elect to issue common stock in respect of these exchanges, investor ownership of common stock will be diluted. If we elect to have J. Alexander’s Holdings, LLC make cash payments in lieu of issuing shares of common stock upon exchanges of Class B Units made by members of our management, such payments may require the payment of significant amounts of cash and may reduce the amount of overall cash flow that would otherwise be available for use in our business. In such event, our ability to successfully execute our growth strategy may be negatively affected. Additionally, the market price of our common stock could decline as a result of issuances of additional shares of our common stock eligible for future sale upon the exchange of Class B Units, or the perception that such issuances could occur. These issuances, or the possibility that these issuances may occur, may also make it more difficult for us to raise additional capital by selling equity securities in the future, at a time and price that we deem appropriate.  Approximately 5.3% of the ownership interests in J. Alexander’s Holdings, LLC are Class B Units held by certain members of our management. We will not know the exact number of shares of common stock issuable until an exchange right is exercised by a holder of Class B Units.

We are a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

We are considered a smaller reporting company and have elected to take advantage of certain scaled disclosures in this Annual Report, and intend to continue to provide scaled disclosures in the future unless and until we no longer meet the definition of a smaller reporting company. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of some of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not pay dividends at present.

We may retain future earnings, if any, for future operations, expansion and debt repayment and currently do not pay a dividend. Any future determination to declare and pay cash dividends will be at the discretion of our Board and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our Board deems relevant. In addition, our current credit facility limits our ability to pay dividends. Our ability to pay dividends may also be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. As a result, investors may not receive any return on an investment in our common stock unless investors sell our common stock for a price greater than that which they paid for it.

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

Risks Related to Our Review of Strategic Alternatives

We have announced that we are exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or consummating any strategic alternatives, that strategic alternatives will yield additional value for shareholders, or that exploration of strategic alternatives will not adversely impact the Company.

On August 9, 2019, we announced that our Board had expanded its ongoing process to review strategic alternatives to enhance shareholder value and retained Piper Jaffray & Co. (known as Piper Sandler & Company and referred to herein as “Piper”) as financial advisor to assist in the process, with a particular focus on a sale of the entire Company. The Board believed, and took into account the views of shareholders, that the small size of the Company made it inefficient to be a standalone publicly traded company. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or any other particular outcome. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

There can be no assurance that expanding our review of strategic alternatives will not cause the diversion of management’s attention, incurrence of significant transaction expenses, failure to retain or attract key personnel, vendors or guests, or exposure to potential litigation. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or could have a material adverse effect on our business, financial condition, results of operations or cash flows.

There can be no assurance that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Further, our Board of Directors may determine to suspend or terminate the exploration of strategic alternatives at any time due to various factors. Any potential transaction or other outcome of this process is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions, the impacts of the COVID-19 pandemic, industry trends, availability of credit, regulatory limitations and the interest of third parties in our business.

The COVID-19 pandemic has disrupted our Board’s review of strategic alternatives and there can be no assurance when or if a transaction will occur.

In 2019 and 2020, Piper ultimately contacted over 125 potential interested parties and through an exhaustive process, three interested parties emerged as serious potential acquirers. In 2020, one of those parties was in advanced negotiations with the Company for an acquisition at a premium to the then current market price. The initial impacts of the COVID-19 pandemic led the potential acquirer to reduce its proposed purchase price twice and to insist on conditions relating to the performance of the Company. Ultimately, when government entities mandated the closure of the Company’s restaurants, except for limited carry-out, the Board determined that no transaction at a price that reflected the long-term value of the Company would be able to be consummated until uncertainties surrounding the pandemic were resolved and the Company’s business returned to satisfactory levels. The Company announced that, for the near term, the Company intended to focus on rebuilding its net sales base as its restaurants are able to increase capacity by providing an outstanding dining experience for its guests. The Board has disclosed its expectation that it will be sometime in 2021 before the Company can conclude its evaluation of strategic alternatives focusing on the potential sale of the Company. The timing of any conclusion or any transaction is uncertain and there can be no assurance that a transaction will occur.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 17, 2021, we operated 19 J. Alexander’s restaurants, 12 Redlands Grill restaurants, one Overland Park Grill restaurant, one Merus Grill restaurant and 13 Stoney River restaurants. The following table gives the locations of, and describes our interest in, the land and buildings used in connection with our restaurants:

	Site and Building	Site Leased and Building	Site and Building
Location	Owned by the Company	Owned by the Company	Leased to the Company	Total
Alabama	1			1
Colorado	1			1
Florida	2	4		6
Georgia	2	2	1	5
Illinois	3			3
Kansas	1			1
Kentucky	1	2		3
Louisiana		1		1
Maryland			2	2
Missouri		1		1
Michigan	1	2	1	4
North Carolina		1	1	2
Ohio	2	3		5
Pennsylvania		1		1
Tennessee	3	1	4	8
Texas		1	1	2
Total	17	19	10	46

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

Our corporate offices are located in leased office space in Nashville, Tennessee. In addition to the properties listed in the table above, we remain party to one additional lease for a closed location. We are also party to two additional leases for a Redlands Grill and a J. Alexander’s restaurant which are currently slated to open in the first quarter and fourth quarter of 2021, respectively.

All of our owned restaurants are mortgaged as security for our debt obligations. Refer to Part II, Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements, Note 10 – Debt in this Annual Report for additional information.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of J. Alexander’s Holdings, Inc. trades on the New York Stock Exchange (“NYSE”) under the symbol “JAX.”

 Holders of Our Common Stock

The number of record holders of J. Alexander’s Holdings, Inc. common stock at March 17, 2021 was approximately 3,350. A substantially greater number of shareholders hold our stock in “street name” and such shares are held by banks, brokers and other financial institutions.

Dividend Policy

The Company has not paid a dividend since listing its common stock on the NYSE during the fourth quarter of 2015. We currently intend to retain all available funds and any future earnings to fund the development, operations and growth of our business and to repay indebtedness and repurchase shares. Additionally, our ability to pay dividends on shares of our common stock is limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of current agreements governing our indebtedness. Any future determination to declare and pay cash dividends will be at the discretion of our Board and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors deemed relevant by our Board.

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

Share Repurchase Program

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the current program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during fiscal year 2020.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

This Item is not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, as the sole managing member of its subsidiary J. Alexander’s Holdings, LLC, owns and operates complementary upscale dining restaurants including: J. Alexander’s, Redlands Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”).  For 30 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2018, we successfully converted one of our previous J. Alexander’s locations in Kansas to the Overland Park Grill.  In 2019, we opened Merus Grill in Houston, Texas. Each of these locations offers a contemporary American menu.

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

We believe our restaurants deliver on our guests’ desire for freshly-prepared, high quality food and exemplary service in a restaurant with architecture and design that varies from location to location.  Through our combination with Stoney River and opening new restaurants, we have grown from 33 restaurants across 13 states in 2012 to 46 restaurants across 16 states as of March 17, 2021.  Our financial performance has allowed us to invest significant amounts of capital to drive growth through the continuous improvement of existing locations, the development of plans to open new restaurants, and the hiring of personnel to support our growth plans.

We plan to execute the following strategies to continue to enhance the awareness of our concepts, grow our net sales and improve our profitability by:

•	leveraging our new carry-out platform to drive off-premise sales both while restrictions in response to the COVID-19 pandemic are in effect and on a long‑term incremental basis;
•	pursuing new restaurant development;
•	increasing our average weekly same store sales through providing high-quality food and service;
•	expanding beyond our current existing restaurant concepts; and
•	improving our margins and leveraging infrastructure.

Our most recent restaurant opening was a Merus Grill in Houston, Texas, during November 2019. Additionally, the Company has announced the signing of two leases to open a new Redlands Grill in San Antonio, Texas, and a new J. Alexander’s restaurant in Madison, Alabama. The Company is currently constructing the new Redlands Grill which will commence operations during March 2021. The J. Alexander’s restaurant in Madison, Alabama, is slated to begin operations in the fourth quarter of 2021. The opening of the Madison, Alabama, location has been delayed from its previously anticipated opening in 2020 due to the Company’s decision to limit capital expenditures in response to the COVID-19 pandemic. Our restaurants often have a slower ramp up than many other restaurant groups due to our reliance on repeat business from a relatively small group of guests within each market. Having opened seven restaurants since the beginning of 2016, all of which are at different stages of maturity, our near-term focus will be on building guest traffic and sales at certain of the newer locations while we continue to evaluate promising opportunities for new restaurant development as well as react to the impact of the COVID-19 pandemic on our liquidity and restaurant performance in the near‑term.

The locations that have been recently transitioned from a J. Alexander’s restaurant to a Redlands Grill, Lyndhurst Grill (now closed) or Overland Park Grill restaurant or opened as a Merus Grill restaurant have been included in the J. Alexander’s results of operations, average weekly same store sales calculations and all other applicable disclosures, and all of these restaurants are collectively referred to herein as “J. Alexander’s / Grill” restaurants.

Recent Developments and Trends Impacting our Business; Effect of COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the United States declared it a national public health emergency.  Since March 2020, we have experienced substantial disruptions in our operations including, but not limited to, temporary restaurant closings, reopening of restaurants at limited capacity, suggested and mandated social distancing and stay-at-home orders, limited staffing and carry-out only service in our restaurants. While certain state and local governments have eased restrictions since that time, the Company continues to be impacted by governmental orders that restrict capacity for the majority of its restaurants. While optimism is growing with the increasing availability of vaccine solutions as well as current positive trends with respect to the prevalence of the virus, there can be no assurance that other state or local authorities will allow dining rooms to remain open even at reduced capacity if there is an increase in cases of COVID‑19 or variants of such in those locations. Each of these factors have limited our ability to generate net sales, which adversely impacted results from operations and cash flows during fiscal year 2020, and may continue to do so for an extended period of time depending on the length of the pandemic and how significantly it affects the economy. There is significant uncertainty concerning consumer behavior, including guests’ propensity to spend disposable income or changes in consumer habits due to fear of contracting the virus in public or as a result of unemployment or reduced income. Governmental mandates required the Company to keep its dining rooms closed for a significant portion of the second quarter with reopening dates varying by state or local municipality and varying capacity limitations during the balance of the year, including a return to carry-out only or limited outdoor tent operations in our Chicago-area, Michigan and Kentucky locations during the fourth quarter of 2020. Further, most of our restaurants will operate on a limited-capacity basis for some portion of fiscal 2021 in response to orders issued by government officials in an effort to limit the spread of COVID-19, and capacity could be more limited if infections increase or if variants become more widespread. The Company is also closely monitoring the impact of the pandemic on all aspects of its business, including on guests, employees, suppliers, vendors, landlords, distribution channels and other business partners.

As a result of factors noted above, the Company has taken steps to modify its operations, where necessary, including pivoting to a carry-out model as a means of generating net sales and cash flow and reopening dining rooms at a limited capacity in compliance with state and local government guidelines. We have made employee and guest health and safety our first priority as we serve our guests during these uncertain times. We have provided personal protective equipment, such as masks, gloves and hand sanitizer to our team members, and we are checking employee temperatures daily. We are also observing social distancing requirements and routinely sanitizing high-touch surface areas in our restaurants. We have sought to develop menus that are friendly to an off-premise model providing guests with appetizers, salads, entrées, sides, wine, cocktails, family meal kits that can be prepared at home and “butcher shop” style beef offerings at select restaurants. We have also implemented an online ordering platform to allow for ease of ordering and to increase off-premise sales. We have implemented contactless menus in all of our dining rooms as well as contactless payments at certain locations. We have also added pub and booth partitions in many locations in an effort to increase capacity while maintaining guest safety. Restaurant and corporate management have evaluated, and continue to evaluate, ways to curtail spending including an ongoing review of operations to maximize efficiency, adjusting restaurant-level labor and reducing purchases of inventory to align with new levels of demand, limiting discretionary operating expenses including business travel, reducing non-essential capital expenditures, and negotiating the deferral of new restaurant capital expenditures with contractors in addition to certain rent, insurance, tax and debt payments where possible. We also eliminated certain positions at the Company’s corporate office during the second quarter of 2020. During the first quarter of 2020, we made the difficult decision to furlough restaurant employees that were not able to assist with the Company’s carry-out program, but have brought the majority of these employees back to their restaurants during the reopening process at a volume warranted by the allowed dine-in capacity, as applicable, until normal staffing levels can resume. Additionally, the Company has held, and will continue to engage in, discussions with its lender to further enhance its liquidity including the full draw down on its available lines of credit in March 2020 as well as negotiating for modifications of its credit facility during the second quarter of 2020 in order to make additional funds available for operations. In October 2020, the Company was able to extend the maturity date of its credit facility as well as make certain other amendments to its debt agreements. See the discussion contained in “Liquidity and Capital Resources – Credit Facility” below for additional information. Similarly, we have been in discussions with many of our landlords and were able to secure certain COVID‑19 rent concessions for varying lengths of time in order to defer or abate rent payments to conserve cash. The remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses a number of ways our business has been impacted by COVID-19.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the 18th month of operations. Our same store restaurant base consisted of 45 restaurants at January 3, 2021.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time. This measure highlights the performance of existing restaurants, as the impact of new restaurant openings and closed locations is excluded.

Measuring our same store sales allows us to evaluate the performance of our existing restaurant base. Various factors impact same store sales including:

•	COVID-19-related capacity restrictions and other effects of the COVID-19 pandemic;
•	consumer recognition of our concepts and our ability to respond to changing consumer preferences;
•	overall economic trends, particularly those related to consumer spending;
•	our ability to operate restaurants effectively and efficiently to meet guest expectations;
•	off-premise sales volume;
•	pricing;
•	guest traffic;
•	spending per guest and average check amounts;
•	local competition;
•	trade area dynamics; and
•	introduction of new menu items.

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

Food and Beverage Costs. Food and beverage costs is an important metric to management because it is the only truly variable component of cost relative to the sales volume while other components of cost can vary significantly due to the ability to leverage fixed costs at higher sales volumes.

Guest Counts.  Guest counts are measured by the number of entrees sold either for in-restaurant dining or for off-premise dining over a given time period. For purposes of guest count calculations, family pack meals sales are counted as an average of three guests.

Our business is subject to seasonal fluctuations. Historically, the percentage of our annual net sales earned during the first and fourth quarters has been higher due, in part, to increased gift card redemptions and increased private dining during the year-end holiday season. In addition, we operate on a 52- or 53-week fiscal year that ends on the Sunday closest to December 31. Each quarterly period has 13 weeks, except for a 53-week year when the fourth quarter has 14 weeks.  Fiscal 2020 represents a 53-week fiscal year.  As many of our operating expenses have a fixed component, our operating income and operating income margins have historically varied from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter, or for the full fiscal year.

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

Food and Beverage Costs.  Food and beverage costs is presented net of earned vendor rebates.  Food and beverage costs are generally influenced by the input cost of food and beverage items, distribution costs and menu mix.  The components of food and beverage costs are variable in nature, increase with net sales, are subject to increases or decreases based on fluctuations in commodity costs, including beef prices, and depend in part on the controls we have in place to manage costs at our restaurants.

Restaurant Labor and Related Costs.  Restaurant labor and related costs includes restaurant management salaries, hourly staff payroll and other payroll-related expenses, including management bonus expenses, vacation pay, payroll taxes, emergency sick leave pay, fringe benefits, health insurance expenses and related payroll tax credits.

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

Results of Operations

All comparisons within this summary are compared to the same period in fiscal year 2019 and unless otherwise stated include the impact of a 53rd week in fiscal year 2020.  For discussion of our results of operations for fiscal 2019 compared to fiscal 2018, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Form 10-K for the fiscal year ended December 29, 2019, filed with the SEC on March 13, 2020.

Year Ended January 3, 2021 (53 weeks) Compared to Year Ended December 29, 2019 (52 weeks)

The following tables set forth, for the periods indicated, (i) the items in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income, including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Year Ended
	January 3,	December 29,	Percent Change
	2021	2019	2020 vs. 2019
	(53 weeks)	(52 weeks)
Net sales	$183,373	$247,269	(25.8)%
Costs and expenses:
Food and beverage costs	59,499	79,338	(25.0)
Restaurant labor and related costs	64,160	76,905	(16.6)
Depreciation and amortization of restaurant property and equipment	12,094	11,874	1.9
Other operating expenses	43,048	49,451	(12.9)
Total restaurant operating expenses	178,801	217,568	(17.8)
Transaction, contested proxy and other related expenses	645	1,178	(45.2)
General and administrative expenses	16,958	18,750	(9.6)
Goodwill impairment	15,737	-	100.0
Long-lived asset impairment charges and restaurant closing costs	1,047	-	100.0
Pre-opening expenses	238	859	(72.3)
Total operating expenses	213,426	238,355	(10.5)
Operating (loss) income	(30,053)	8,914	NCM
Other (expense) income:
Interest expense	(824)	(580)	42.1
Other, net	160	151	6.0
Total other expense	(664)	(429)	54.8
(Loss) income from continuing operations before income taxes	(30,717)	8,485	NCM
Income tax benefit	8,449	568	NCM
Loss from discontinued operations, net	(203)	(236)	(14.0)
Net (loss) income	$(22,471)	$8,817	NCM

Note:  NCM means not considered meaningful.

	Year Ended
As a Percentage of Net Sales:	January 3,	December 29,
	2021	2019
Costs and expenses:	(53 weeks)	(52 weeks)
Food and beverage costs	32.4%	32.1%
Restaurant labor and related costs	35.0	31.1
Depreciation and amortization of restaurant property and equipment	6.6	4.8
Other operating expenses	23.5	20.0
Total restaurant operating expenses	97.5	88.0
Transaction, contested proxy and other related expenses	0.4	0.5
General and administrative expenses	9.2	7.6
Goodwill impairment	8.6	-
Long-lived asset impairment charges and restaurant closing costs	0.6	-
Pre-opening expenses	0.1	0.3
Total operating expenses	116.4	96.4
Operating (loss) income	(16.4)	3.6
Other (expense) income:
Interest expense	(0.4)	(0.2)
Other, net	0.1	0.1
Total other expense	(0.4)	(0.2)
(Loss) income from continuing operations before income taxes	(16.8)	3.4
Income tax benefit	4.6	0.2
Loss from discontinued operations, net	(0.1)	(0.1)
Net (loss) income	(12.3)%	3.6%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's / Grill Restaurants	33	34
Stoney River Steakhouse and Grill	13	13

Average weekly sales per restaurant:
J. Alexander's / Grill Restaurants	$81,900	$112,100
Percent change	(26.9)%
Stoney River Steakhouse and Grill	$57,300	$80,100
Percent change	(28.5)%

Average weekly same store sales per restaurant:
J. Alexander's / Grill Restaurants	$83,200	$113,800
Percent change	(26.9)%
Stoney River Steakhouse and Grill	$57,200	$79,800
Percent change	(28.3)%

Net Sales

Net sales decreased by $63,896, or 25.8%, in fiscal year 2020 compared to fiscal year 2019. The sales decrease in 2020 is primarily due to the COVID-19 related dining room closures and capacity restrictions that began March 16, 2020 and continued at varying levels through the end of the fiscal year. These closures resulted in the Company pivoting to a carry-out only program until dining rooms began to reopen at limited capacities in late April 2020, which significantly limited sales volumes during the affected weeks. Once reopened, our dining rooms continued to operate at limited capacities under governmental mandates throughout the year limiting net sales in fiscal 2020 compared to fiscal 2019. Further, during the fourth quarter of 2020, several jurisdictions in which the Company operates again mandated closures of dining rooms for several weeks, some lasting into fiscal 2021. A small number of our restaurants are currently operating at full capacity where state and local authorities have fully lifted governmental mandates to limit dining room capacities.  As of March 12, 2021, our restaurants are currently operating at an average of approximately 70% capacity of available seats. As mentioned above, fiscal 2020 included 53 weeks compared to 52 weeks included in fiscal 2019. Management estimates that the inclusion of the 53rd week in fiscal 2020 contributed approximately $4,300 and $770 to net sales and income from continuing operations before income taxes, respectively, in fiscal year 2020.

Average weekly same store sales at J. Alexander’s / Grill restaurants for 2020 decreased by 26.9% to $83,200, compared to $113,800 in 2019.  Average weekly same store sales at Stoney River restaurants decreased by 28.3% in 2020 to $57,200 compared to $79,800 in fiscal 2019.  These decreases reflect the impact of dining room closures as discussed above.  Stoney River experienced the effects of COVID-19 on sales earlier than the J. Alexander’s / Grill restaurants as cancellations related to private dining and business travel and functions began prior to the dining room closures in March 2020. Off-premise sales represented a significant portion of the Company’s total net sales during fiscal 2020 as our restaurants pivoted to a carry-out only model during the period of time when dining rooms were required to be closed. In the months of April, May and June 2020, off-premise sales represented approximately 99%, 56% and 22%, respectively, of total net sales recorded by the Company. Off-premise sales during the third quarter of 2020 averaged 15%–20% of total sales on a weekly basis, which represents approximately $625 on average in off-premise sales weekly. As a result of certain locations reverting back to a carry-out only model due to dining room closures during certain weeks of the fourth quarter of the fiscal year as a result of increased cases of COVID-19, off-premise sales averaged approximately 20% of total net sales, which represented approximately $730 on average in off-premise sales weekly.

At J. Alexander’s / Grill restaurants, the average check per guest, including alcoholic beverage sales, increased by 2.4% to $33.23 in 2020 up from $32.46 in 2019. Within the same store base of restaurants, the average check per guest increased by 2.1% in fiscal year 2020 relative to 2019. Management estimates the impact of a price increase that was taken in August 2020 at J. Alexander’s / Grill restaurants was approximately 3.9%, and included non-alcoholic beverages, certain wines by the glass and craft cocktails, as well as certain entrees and other menu items. The Company also implemented a packaging fee of 6% of carry-out sales placed online or via phone commencing in October 2020. Management estimates that weekly average guest counts decreased by approximately 28.4% and 28.6% in 2020 compared to 2019 within the same store base of restaurants and on a consolidated basis, respectively. Each of the guest count decreases noted above can be primarily attributed to limited restaurant operations during March through December of fiscal 2020 caused by the COVID-19 pandemic.

At Stoney River, the average check per guest, including alcoholic beverage sales, decreased by 0.7% to $42.05 in 2020 from $42.35 in 2019.  Within the same store base of restaurants, the average check per guest in 2020 totaled $41.86 compared to $42.49 in 2019, a decrease of 1.5%. Management estimates the impact of a price increase that was taken in August 2020 at Stoney River restaurants was approximately 4.7%, and included non-alcoholic beverages, certain wines by the glass and craft cocktails, as well as certain entrees and other menu items. The Company also implemented a packaging fee of 6% of carry-out sales placed online or via phone commencing in October 2020. Further, management estimates that weekly average guest counts within the same store base of restaurants decreased by approximately 27.3% in 2020 compared to 2019. For all locations, weekly average guest counts decreased by 28.1% in 2020 compared to 2019. Similar to the J. Alexander’s / Grill restaurants, the guest count decreases noted above can be primarily attributed to limited restaurant operations during March through December of fiscal 2020 caused by the COVID-19 pandemic.

Restaurant Costs and Expenses

Total restaurant operating expenses increased to 97.5% of net sales in 2020 from 88.0% in 2019.

Food and beverage costs increased to 32.4% of net sales in 2020 compared to 32.1% of net sales in 2019. The increase in 2020 was largely due to the effect of lower same store sales during the year. In addition, selected offerings under the Company’s carry-out program at the onset of the pandemic were marketed at a price point intended to quickly move fresh product and, as such, did not reflect margins typical of the Company’s historical menu offerings. Further, supply constraints experienced throughout the country as a result of COVID-19 created upward pressure on certain input costs, particularly for beef, during the second quarter of 2020. Management also believes that inventory waste related to the COVID-19 dining room closures caused food and beverage costs to be somewhat higher during fiscal 2020. We experienced relief from this upward pressure in costs during the latter portion of the year as prior constraints relaxed and guest demand became more predictable.

Beef purchases represent the largest component of consolidated food and beverage costs and generally comprise approximately 30% of this expense category. However, during 2020, beef costs represented 35% of consolidated food and beverage costs due to the factors discussed above. We purchase fresh beef at weekly market prices. We expect that beef prices in 2021 will be consistent with or perhaps experience modest increases relative to fiscal year 2020.

Restaurant labor and related costs totaled 35.0% and 31.1% of net sales in 2020 and 2019, respectively.  The increase noted during 2020 was primarily due to the effect of lower same store sales during fiscal 2020 compared to 2019 and additional labor costs associated with the ESLP, which provided for up to two weeks of paid leave for team members who were either infected by COVID-19 or employed at a restaurant that closed its dining room in response to the COVID-19 pandemic. Under the terms of the ESLP, hourly employees were paid the higher of their normal hourly rate or the federal minimum wage for the average hours worked over the previous eight-week period.  This resulted in certain employees receiving the higher federal minimum wage rate who otherwise would have been paid at the tipped minimum wage rate effective within their respective state. During fiscal year 2020, the Company incurred approximately $3,320 in costs related to continuing benefits, ESLP payments, vacation and other sick leave payments made to its staff members as a result of the COVID-19 pandemic. The majority of these costs were incurred during the first half of the fiscal year with expenses of approximately $170 being incurred during the last half of 2020. Conversely, the Company recorded a $1,082 credit partially offsetting the increase noted above related to the employee retention credit provided by the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020. The Company determined that it met the criteria to be considered an eligible employer with qualified wages as defined in the CARES Act, and therefore, recorded this credit offsetting “Restaurant labor and related costs” in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income in accordance with available accounting guidance. Refer to Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements – Note 1 – Organization and Business under the heading “Effects of COVID-19” for more information.

Depreciation and amortization of restaurant property and equipment increased by $220, or 1.9%, in 2020 compared to 2019. This increase was partially due to the Merus Grill restaurant that opened in Houston, Texas during the fourth quarter of 2019. Further, we recorded additional depreciation expense associated with fixed asset additions for restaurant remodels which occurred during the latter part of 2019.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and selected insurance premiums, increased to 23.5% as a percentage of net sales in fiscal year 2020 compared to 20.0% as a percentage of net sales in fiscal year 2019. The increased expense as a percentage of net sales was a result of lower same store sales compared to 2019 as well as additional packaging costs for our carry-out program and personal protective equipment costs for our restaurant employees.  The increase was partially offset by decreased expense due to cost cutting initiatives during the year and certain expenses that fluctuate based on guest counts or net sales. We recorded decreased expense associated with credit card fees, contracted services and maintenance, china and smallwares, utilities, laundry and linens, repairs and maintenance and various other restaurant supplies used in the ordinary course of operations.

Transaction, Contested Proxy and Other Related Expenses

Transaction, contested proxy and other related expenses totaled $645 and $1,178 during fiscal years 2020 and 2019, respectively. Transaction expenses recorded during 2020 included those associated with the ongoing evaluation of strategic alternatives. However, during the first quarter of 2020, the Company announced that given the uncertainties in the business community, the restaurant industry and the financial markets due to the COVID-19 pandemic, the ongoing review of strategic alternatives by the Board was not expected to be completed until the uncertainties are resolved.  As a result, minimal transaction expenses were incurred during the latter part of fiscal 2020. Expense related to 2019 included legal, proxy solicitor, and other professional and consulting fees along with printing and postage costs and other miscellaneous costs associated with both soliciting shareholder proxies for the Company’s 2019 annual meeting of shareholders and the ongoing evaluation of strategic alternatives.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, and other costs incurred above the restaurant level, decreased by $1,792, or 9.6%, in 2020 compared to 2019. The decrease during 2020 was due to lower incentive compensation, travel, restaurant management training salaries, employee relocation costs, other professional services and various other miscellaneous costs, virtually all of which were based on initiatives in response to the COVID-19 pandemic in an effort to conserve cash. These expense reductions were partially offset by increased expense related to payroll processing fees associated with a more robust system implemented in 2019, non‑cash share-based compensation for restricted share awards and performance share awards granted during the third quarters of 2019 and 2020, general insurance, severance, other employee benefits and 401(k) contributions.

Goodwill Impairment and Long-lived Asset Impairment Charges and Restaurant Closing Costs

In response to the decline in the market price of the Company’s common stock in March 2020, the impact of mandated dining room closures on financial results, the expected reduction in economic activity in the near term, and the general economic and market volatility, the Company determined that these factors constituted an interim triggering event at the end of the Company’s first quarter of 2020 and performed impairment analyses with regard to its indefinite-lived intangible assets, property and equipment (including its right-of-use assets for operating leases) and goodwill during the first quarter of 2020. As a result, the Company recorded asset impairment charges totaling $16,426 in fiscal 2020.

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

Additionally, the Company recorded a long-lived asset impairment charge of $689 to state the assets at our Lyndhurst Grill location in Cleveland, Ohio, at their fair value as of the end of the first quarter. As mentioned above, during the second quarter of 2020, management made the decision to permanently close this location after a review of its projected and historical financial performance. This location was also required to be temporarily closed in mid-March due to COVID-19-related traffic limitations unique to that specific restaurant which further impacted operating results. Restaurant closing costs recorded during 2020 totaled $358, and included labor expenses incurred after closure, severance, the loss on sale of fixed assets at this location and other miscellaneous costs. The Company assessed its other restaurant locations for indicators of impairment as of the quarter ended January 3, 2021 and assessed recoverability of certain fixed assets as warranted. No additional impairment was identified for the year ended January 3, 2021.

In connection with its annual and interim impairment assessments, the Company also performed a quantitative impairment analysis relative to its indefinite-lived intangible assets and determined that the fair value of these assets substantially exceeded their carrying values and no impairment existed.

Pre-opening Expenses

During fiscal years 2020 and 2019, pre-opening expenses of $238 and $859, respectively, were recorded.  During fiscal year 2020, pre-opening expense was primarily associated with a new Redlands Grill in San Antonio, Texas, for which we began incurring rent expense as we took possession of the property in March 2020 as well as limited other pre-opening expenses. For fiscal year 2019, the Company incurred pre-opening expense as a result of the new Merus Grill restaurant in Houston, Texas, which commenced operations in November 2019.

Other Income (Expense)

Interest expense increased by $244, or 42.1%, in 2020 compared to 2019. Interest expense increased in fiscal year 2020 compared to the prior year due to an increased debt balance for the majority of fiscal year 2020 compared to 2019. During March 2020, the Company drew down the remaining $17,000 of available capacity (at the time of the draw, with $10,000 of this amount subsequently repaid during the fourth quarter) under its credit facility as well as negotiated deferral of debt principal payments with its lender, resulting in additional interest expense.

Income Taxes

We reported an income tax benefit of $8,449 in 2020 compared to an income tax benefit of $568 in 2019, reflecting the Company’s federal, state and local income tax liability or benefit, as applicable, for its allocable share of income or loss of J. Alexander’s Holdings, LLC. The increase in the income tax benefit of $7,881 in fiscal year 2020 compared to fiscal year 2019 was primarily due to the loss from continuing operations before income taxes of $30,717 compared to income from continuing operations before taxes of $8,485 recorded during fiscal 2019. The net effective tax rate for 2020 was also impacted by the nondeductible book goodwill impairment charge recorded during the year, partially offset by the Federal Insurance Contribution Act tip credit, state income taxes, the rate differential for the anticipated carryback of the NOLs generated during the current year to prior years and the impact of the revised qualified improvement property regulations on the anticipated carryback and other items.

Discontinued Operations

Losses from discontinued operations totaling $203 and $236 for fiscal years 2020 and 2019, respectively, and consist solely of exit and disposal costs which are primarily related to a continuing obligation under one lease agreement for a closed location to which the Company remains a party.

Liquidity and Capital Resources

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of January 3, 2021, cash and cash equivalents totaled $12,363.

Our liquidity has been impacted by the government mandated closure of dining rooms in response to the COVID-19 pandemic and capacity restrictions after opening. The most immediate impact was to cash flows from operations for the first three quarters of 2020 which were significantly reduced as all our restaurants were operating under a carry-out only model for a period of time. By June 9, 2020, all of our restaurants were permitted to resume in-person dining, subject to varying capacity restrictions.  However, in the fourth quarter of 2020, certain states and local jurisdictions again closed dining rooms to in-restaurant dining which impacted the Company’s operations in those restaurants as they reverted back to carry-out only or continued limited service in outdoor tents as allowed.  While those restrictions have been lessened during the first quarter of 2021, as of the date of this report, the majority of our restaurants continue to have some level of capacity limits. While optimism is growing with the increasing availability of vaccines as well as current positive trends with respect to the prevalence of the virus, there can be no assurance that state or local authorities will allow dining rooms to remain open even at reduced capacity if there is a surge in cases or variants of COVID‑19 in their respective areas.

While the Company quickly pivoted to a carry-out model to generate sales when dining room closures began, this approach inherently limits our guest traffic relative to historical levels. To supplement our cash on hand, in March 2020, the Company drew down the remaining $17,000 of available capacity (at the time of the draw) under the line of credit facility discussed in detail below. This was undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the disruption in operations and uncertainty resulting from the COVID‑19 pandemic. In the second quarter of 2020, management was able to negotiate with the Company’s lender a modification to the payment terms of its existing debt delaying principal payments otherwise due in the months of April through September 2020 and interest payments otherwise payable in the months of April through June 2020 to September 2021 and modified financial covenants, as well as the expansion of its Revolving Line of Credit (as defined below) which occurred in June 2020 and is discussed in detail below.  In October 2020, the Company was also able to extend the maturity date of its credit facility among other modifications to its debt also discussed below. Further, in October 2020, the Company was able to repay $10,000 of outstanding borrowings on its development line of credit as cash flow during the third and fourth quarters improved beyond original expectations. Such funds are available for reborrowing if needed. As of March 17, 2021, the Company has a total of $25,000 available for borrowing under its lines of credit.

The Company has made targeted reductions in spending at its restaurants and within its corporate office, which has been discussed throughout this report. Further, the Company executed deferral and abatement agreements for lease payments at certain of its restaurant locations with the respective landlords as well as for its corporate office. Any significant non-essential capital expenditures have been deferred as well as certain scheduled payments to conserve cash on hand as uncertainty remains as to when government restrictions will be fully lifted, when restaurants will fully reopen and future business levels. Based on actions taken to date and projected future cash flows, we believe our cash on hand, expected cash flows from operations and available borrowings under the loan agreements with our lender will be sufficient to finance our capital expenditures and other operating activities for the next 12 months from our filing date. As of March 12, 2021, the Company had cash on hand of approximately $14,900.

Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants. We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may also be adversely affected by a number of factors not specifically addressed above, but which are described in detail in this Annual Report, under the heading Item 1A. Risk Factors.

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended
	January 3,	December 29,
	2021	2019

Net cash provided by (used in):
Operating activities	$6,064	$17,255
Investing activities	(6,729)	(12,192)
Financing activities	4,225	(5,043)
Net increase in cash and cash equivalents	$3,560	$20

Operating Activities. Net cash flows provided by operating activities decreased to $6,064 for fiscal year 2020 from $17,255 for fiscal year 2019, a decrease of $11,191. Our operations generate receipts from guests in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period. In fiscal year 2020, net sales decreased by $63,875, which excludes the impact of the comparative decrease in gift card breakage of $21, compared to 2019, and total restaurant operating expenses also decreased by $38,767 compared to fiscal year 2019, resulting in a net decrease to cash flow from operations of approximately $25,108 due to limited restaurant operations caused by COVID-19.  This decrease was offset by tenant incentive payments received in 2020 from our lessors at the Merus Grill restaurant in Houston, Texas, and at our Stoney River restaurant in Annapolis, Maryland, pursuant to the terms of the lease agreements, which totaled $790 and $527, respectively. Additionally, transaction cost payments were approximately $4,404 lower in 2020 compared to 2019, which was primarily related to the Black Knight Advisory Services, LLC (“Black Knight”) termination fee paid in 2019 of $4,560. Further, in 2019, the Company paid approximately $705 to Black Knight which represented the pro-rata portion of its consulting fees earned during 2018.  No such payment occurred in 2020. Pursuant to relief granted under the CARES Act, we have deferred $3,593 in social security tax payments as of January 3, 2021.  In 2020, the Company deferred $1,059 in rent payments to 2021 for COVID-19 related rent concessions granted by its landlords in an effort to conserve cash.  Finally, the Company received a refund from the Ohio Bureau of Workers Compensation as a part of its A Billion Back program in the amount of $483 in 2020 compared to $115 in 2019.

Investing Activities. Net cash used in investing activities for 2020 totaled $6,729 compared to $12,192 in 2019, a decrease of $5,463, with the 2020 use of cash being attributed primarily to the construction of the Redlands Grill slated to open in March 2021 as well as one restaurant remodel and routine additions at other locations.  The Company also sold the land and building associated with its Lyndhurst Grill in Cleveland, Ohio, resulting in proceeds of $1,070 partially offsetting its use of cash during 2020. Cash used in investing activities in 2019 was attributed primarily to capital expenditures related to the construction of the Merus Grill location in Houston, Texas, opened in November 2019, restaurant remodels that occurred at certain locations and routine additions at other locations.

Financing Activities. Net cash provided by and used in financing activities for 2020 and 2019 totaled $4,225 and $5,043, respectively, a difference of $9,268. Net cash provided by financing activities in 2020 included a $17,000 draw down of the Company’s lines of credit which represented all remaining available balances at the time. The circumstances surrounding this draw down are discussed in detail below. This amount was partially offset by the repayment of $10,000 during the fourth quarter of 2020 mentioned above as well as routine debt payments made during the first and fourth quarters of the year prior and subsequent to the deferral of principal payments that were negotiated with the Company’s lender for such payments due April through September of 2020. The Company also paid $532 of financing fees associated with modifications and amendments to its loan agreements which occurred during 2020 discussed in detail below under “Capital Resources—Credit Facility.” Further, the Company received $15,100 in loans under the Paycheck Protection Program of the CARES Act during the second quarter of 2020. The Company subsequently repaid those loans in full during the second quarter of 2020. Net cash used in financing activities in 2019 included debt service payments as well as a $43 payment for deferred financing fees related to the modification of our loan agreement in 2019.

Capital Resources

Long-term Capital Requirements

Our capital requirements are primarily dependent upon the pace of our growth plan and resulting new restaurants.  Our growth plan is dependent on many factors, including the impact of the ongoing COVID-19 pandemic, current and future economic conditions, real estate markets, restaurant locations and the nature of lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance in our existing restaurants as well as information technology and other general corporate capital expenditures.

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grill restaurant or Stoney River location, and anticipate that all new Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend approximately $700 per restaurant for pre-opening expenses and pre-opening rent expense, and expect that such expenses will approximate $1,100 in fiscal year 2021 related to the new locations in San Antonio, Texas, and Madison, Alabama.

In addition to new store development, we plan to perform remodels of one J. Alexander’s / Grill restaurant and one Stoney River restaurant during fiscal year 2021 at an average cost of $525.

For 2021, we currently estimate capital expenditure outlays will range between $10,000 and $12,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the planned opening of two J. Alexander’s / Grill restaurants during 2021 (with the majority of the capital expenditures related to the new San Antonio location incurred during fiscal 2020) as well as capital expenditures incurred in connection with the remodels discussed above, to maintain our existing restaurants and for general corporate purposes.

We believe that we can fund our growth plan with cash on hand, cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

Additional long-term capital requirements include the funding of the Amended and Restated Salary Continuation Agreements (the “Salary Continuation Agreements”) in place with certain current and former officers of the Company.  J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, is obligated to establish and fund a “rabbi trust” (previously defined as the “Trust”) under the Salary Continuation Agreements.  The Trust currently holds $81, $2,517 and $2,329 in cash and cash equivalents, trading securities and aggregate cash surrender value of whole life insurance policies, respectively.  These assets are classified as noncurrent within the Company’s consolidated financial statements.  The Company made additional contributions of $75 and $95 to the Trust in fiscal years 2019 and 2018, respectively, and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the Salary Continuation Agreements.

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during fiscal year 2020.

As of January 3, 2021, we have deferred the payment of $3,593 in employer-related social security taxes as permitted by a provision in the CARES Act. Employers taking advantage of this provision are required to pay 50% of these funds by December 31, 2021 with the remaining portion payable by December 31, 2022.

Short-term Capital Requirements

Our operations have historically not required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit.  Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place.  Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. As noted previously, COVID-19 has negatively affected our ability to generate cash flow from operations due to government mandated dining room closures and subsequent seating capacity restrictions and the resulting impact on guest traffic. While the Company has taken, and will continue to take, measures to curtail its spending in step with the reduced cash flow, uncertainty remains as to whether dining rooms will be required to close once again in future periods, for how long and to what extent capacity will be limited going forward and the level of guest traffic the restaurant will be able to generate once government mandated restrictions are fully lifted. These factors may negatively impact the Company’s working capital for an extended period of time. Our current obligations are to fund purchases of inventory and to make required payroll payments, tax payments, rental payments and to fund other required operating payments such as for insurance, building maintenance, utilities and other items necessary to operate our restaurants. We had a working capital surplus of $337 at January 3, 2021 compared to a deficit of $13,134 at December 29, 2019.

Credit Facility

The Company is party to the Fourth Amended and Restated Loan Agreement (the “Fourth Loan Agreement”) with Pinnacle Bank, dated October 28, 2020. The Fourth Loan Agreement amended and restated the Company’s Third Amended and Restated Loan Agreement (the “Third Loan Agreement”) entered into on June 5, 2020, and the Third Loan Agreement amended and restated in its entirety the Company’s Second Amended and Restated Loan Agreement (the “Second Loan Agreement”), dated May 20, 2015. The borrower under the Fourth Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Fourth Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Fourth Loan Agreement, among other things, permits payments of tax dividends to members, restricts liens and encumbrances, restricts dividends, and contains certain other provisions customarily included in such agreements.

The Fourth Loan Agreement consists of the following:

•	A $16,000 revolving line of credit (“Revolving Line of Credit”) that matures on January 1, 2023;
•	A $4,028 term loan (“Mortgage Loan”) that matures on January 1, 2023;
•	A $20,000 development line of credit (“Development Line of Credit”) that matures on January 1, 2023; and
•	A $556 term loan (“Term Loan”) which matured on December 10, 2020.

Interest Rates

Prior to the amendments discussed above, at December 29, 2019, all of the notes under the Second Loan Agreement bore interest at 30-day LIBOR plus a sliding interest rate scale determined by the maximum adjusted debt to EBITDAR ratio.  For the year ended December 29, 2019, the interest rate was set at 3.57% for the Second Loan Agreement, which is 30-day LIBOR plus 1.85%.  Additionally, the non-use fee payable quarterly on the Development Line of Credit and Revolving Line of Credit was based on a sliding rate determined by a maximum adjusted debt to EBITDAR ratio which equaled 0.20% as of December 29, 2019.

The Third Loan Agreement amended the interest rate with respect to only the Revolving Line of Credit, and under the Third Loan Agreement any borrowings under that note bore interest at a rate of 30-day LIBOR plus 2.5%, with a floor for LIBOR of 1.5%, while the Company’s other notes continued to bear interest based on the same sliding scale methodology as under the Second Loan Agreement. The Fourth Loan Agreement made the same rates apply to each of the Company’s notes and removed the maximum adjusted debt to EBITDAR ratio financial covenant which previously determined interest rates. Under the Fourth Loan Agreement, each of the Company’s notes bear interest at a rate of 30-day LIBOR plus 2.5%, with a floor for LIBOR of 1.5%, which was set at 4.0% as of January 3, 2021.

COVID-19 Response and Loan Modifications and Amendments

During the first quarter of 2020, the Company announced it drew down the remaining $17,000 of available capacity (at the time of the draw) under the Development Line of Credit and the Revolving Line of Credit (the “Credit Draw”). The Credit Draw was undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the disruption and uncertainty resulting from the COVID-19 pandemic. Following the Credit Draw, debt outstanding under the Development Line of Credit and the Revolving Line of Credit totaled $21,000. In October 2020, the Company paid $10,000 of the $20,000 outstanding Development Line of Credit balance.

On April 15, 2020, the Company entered into a modification of the Second Loan Agreement impacting the Term Loan, which deferred the two remaining principal payments totaling $556 until the Term Loan’s new maturity date which was modified to be September 3, 2021. As noted below, the Fourth Loan Agreement further modified the maturity date of the Term Loan to December 10, 2020. With respect to interest payments in the interim, the Term Loan was modified to defer such payments until July 3, 2020 at which point monthly interest payments resumed and continued through its maturity date of December 10, 2020.  Similar to the Term Loan, the Company also negotiated for the deferral of principal and interest payments related to the Mortgage Loan and executed deferral letters in both April 2020 and June 2020 related to such deferrals. The principal payments otherwise due in April through September 2020 totaling $834 will now be payable when the loan matures on January 1, 2023 and interest payments resumed on July 3, 2020. The Company also reached an agreement with its lender in April 2020 to defer interest payments on its Development Line of Credit and Revolving Line of Credit for the months of April, May and June 2020, and interest payments resumed on July 3, 2020.

On June 5, 2020, the Company entered into the Third Loan Agreement with Pinnacle Bank which amended its Revolving Line of Credit to expand its capacity from $1,000 to a total of $16,000 by adding an accordion feature for the additional $15,000, with the additional capacity available for general corporate purposes, including working capital and letters of credit. This amendment also required the Company to pledge five previously unencumbered fee-owned properties as collateral to the lender. The additional capacity is available for borrowing by the Company in amounts up to and including $5,000 per fiscal month beginning in the eighth fiscal month of 2020, with any amounts not borrowed during any particular period to be available for borrowing in subsequent periods. Any advances on the expanded Revolving Line of Credit are contingent on the Company achieving certain levels of net sales on a trailing three-fiscal-month basis. The Third Loan Agreement also modified the interest rate with respect to the Revolving Line of Credit as discussed above.

Additionally, the Third Loan Agreement included certain terms agreed upon in a May 2020 waiver, which waived financial covenant compliance for then existing financial covenants under the Second Loan Agreement beginning May 7, 2020 through the period ending July 4, 2021, and implemented two new financial covenants included in the Third Loan Agreement.  These financial covenants are now incorporated in the Fourth Loan Agreement, which also extended the Company’s obligation to maintain these financial covenants through the new maturity date at the end of fiscal 2022. The details of the new financial covenants are detailed below.

The Company entered into the Fourth Loan Agreement with Pinnacle Bank on October 28, 2020, which extended the maturity dates of the Revolving Line of Credit, the Development Line of Credit, and the Mortgage Loan to January 1, 2023 and modified the maturity date of the Term Loan to December 10, 2020. The Fourth Loan Agreement also modified interest rates for the Mortgage Loan, the Term Loan and the Development Line of Credit to align such rates with the interest rate for the Revolving Line of Credit as discussed above. Lastly, as discussed below, the Fourth Loan Agreement modified our loan covenants.

Financial Covenants

The Fourth Loan Agreement incorporates the financial covenants previously in effect under the Third Loan Agreement and adds a fixed charge coverage ratio covenant (originally in the Second Loan Agreement with our lender). Further, a previously applicable financial covenant referred to as the maximum adjusted debt to EBITDAR ratio in the Company’s previous filings was eliminated in the Fourth Loan Agreement as mentioned above. The financial covenants under the Fourth Loan Agreement require (i) minimum revenue of (a) at least $99,800 for the Company’s fiscal year ended January 3, 2021, (b) at least $118,400 on a four quarter trailing basis by April 4, 2021, and (c) at least $166,800 on a four quarter trailing basis by July 4, 2021 through the maturity date, and (ii) a maximum adjusted debt to tangible net worth ratio of 0.80 or less, measured quarterly beginning September 27, 2020, and (iii) a fixed coverage charge of not less than 1.00 to 1.00 for the period commencing July 5, 2021 through January 2, 2022, and not less than 1.05 to 1.00 beginning on January 3, 2022 through January 1, 2023, or the maturity date.  The fixed charge coverage ratio is defined in the Fourth Loan Agreement as the ratio of (a) the sum of net (loss) income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the remaining term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus non-cash share-based compensation expense plus other non-cash expenses or charges plus expenses associated with a public offering, spin-off, strategic evaluation, or acquisition/merger process regardless of whether such events occur or are delayed minus the greater of either actual store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40 to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long-term debt and finance lease obligations made during such period, all determined in accordance with U.S. GAAP. Additionally, the Fourth Loan Agreement specifically states that for purposes of the financial covenant calculations, operating leases are not considered indebtedness.

If an event of default shall occur and be continuing under the Fourth Loan Agreement, the commitment under the Fourth Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. As discussed above, J. Alexander’s, LLC received a waiver of the then existing financial covenants during certain reporting periods in 2020, and it was in compliance with all applicable financial covenants during each of the non-waived reporting periods during fiscal 2020.

The Company projects to be in compliance with each of these financial covenants through the next 12 months.

Paycheck Protection Program

On April 10, 2020 and April 15, 2020, respectively, J. Alexander’s, LLC and Stoney River Management Company, LLC each an indirect subsidiary of the Company, were each granted loans from Pinnacle Bank in the aggregate amounts of $10,000 and $5,100 pursuant to the Paycheck Protection Program under the CARES Act. The Company believed its subsidiary operating companies were eligible for the loans in accordance with the special eligibility provisions for larger companies under provisions included in the CARES Act and the applicable implementing guidance issued by the U.S. Small Business Administration under the Paycheck Protection Program that was available at the time loan applications were submitted. The loans had been obtained to support the goal in the legislation of providing financial assistance to restaurant-level employees, including approximately 3,400 furloughed hourly employees that were not assisting with the Company’s carry-out programs at the time, and to restore the Company’s workforce as quickly as possible once dine-in operations could be safely resumed in accordance with applicable state and local government guidelines. However, as a result of additional guidance issued by the United States Treasury Department and the U.S. Small Business Administration on April 23, 2020, the Company repaid both the $10,000 and $5,100 loans in full on April 29, 2020.

Debt Status and Related Information

At January 3, 2021, the amounts outstanding under the Development Line of Credit and Revolving Line of Credit were $10,000 and $1,000, respectively, and a total of $25,000 was available to us for borrowing under these lines of credit on this date. At January 3, 2021, $3,750 was outstanding under the Mortgage Loan. The Loan Agreement is secured by the real estate, equipment and other personal property of 17 restaurant locations with an aggregate net book value of $38,379 at January 3, 2021. The Company also capitalizes lender and legal fees as deferred loan costs and amortizes such costs over the respective lives of the loans under the Loan Agreement.  A total of $337 is currently classified as a reduction of long-term debt on the Company’s Consolidated Balance Sheet at January 3, 2021.

As of January 3, 2021, the aggregate principal amounts of long-term debt maturing for the five fiscal years succeeding January 3, 2021 are as follows:

•	2021—$1,667;
•	2022—$13,083; and
•	2023 and thereafter —$0.

Off Balance Sheet Arrangements

As of January 3, 2021, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities. Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contingent Obligations

From 1975 through 1996, JAC operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each. In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements. We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us. A summary of our estimated contingent liability as of January 3, 2021 is as follows:

Wendy's restaurants (four leases)	$987
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	259
Total contingent liability related to assigned leases	$1,246

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements, which have been prepared in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to its accounting for gift card revenue, property and equipment, investments, leases, impairment of long-lived and indefinite-lived assets, income taxes, share-based compensation, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are defined as those (a) where the nature of the estimate is material due to the levels of subjectivity and judgement necessary to account for highly uncertain matters or the susceptibility of such matters to change, and (b) the impact of the estimate on financial condition or operating performance is material. Management believes the following critical accounting policies and estimates are those which involve the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Goodwill, prior to its impairment, and intangible assets, primarily trade names, which have indefinite useful lives, are not being amortized. However, both goodwill and trade names are subject to annual impairment testing in accordance with ASC Topic 350.

The impairment evaluation for goodwill is conducted annually as of the fiscal year-end date, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. In light of the decline in the market price of the Company’s common stock, the impact of mandated dining room closures on financial results, the expected reduction in economic activity in the near term, and the general economic and market volatility, the Company determined that these factors constituted an interim triggering event, and goodwill was tested for impairment as of the end of the first quarter of 2020. The quantitative goodwill impairment test was performed utilizing a market approach which included observable market prices associated with the Company’s common stock price in determining a fair value for the Company and its reporting units. As a result of this test, the Company determined that the J. Alexander’s reporting unit’s carrying value exceeded its fair value to such an extent that the full impairment of goodwill in the first quarter of 2020 in the amount of $15,737 was appropriate.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually, or more frequently, if events or changes in circumstances indicate that the assets might be impaired. For the purpose of this analysis, the estimated fair value is generally determined on the basis of discounted future cash flows of the restaurant concepts. We make assumptions regarding future net sales and cash flows, expected growth rates, terminal value, and other factors, including royalty rates used to value our trade names and discount rates, which could significantly impact the fair value calculations. The assumptions used in the estimate of fair value are generally consistent with the past performance of other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

We performed a quantitative impairment test of our indefinite-lived intangible assets at the end of each quarter in 2020, and it was determined that fair value of these assets significantly exceeded their carrying value and no impairment of these intangible assets existed in fiscal 2020.

Lease Accounting

The Company through its subsidiaries has land only, building only, and land and building leases for a number of its restaurants and its corporate office that are recorded as operating leases.  We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as operating or financing. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease current and long-term liabilities on the Company’s Consolidated Balance Sheets. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term, and is included in other operating expenses (for restaurant properties) or general and administrative expense (for corporate office space) on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.  The Company presents both the change in ROU assets and lease liabilities as a single line item in the Company’s Consolidated Statement of Cash Flows as the change in “Lease right-of-use assets and liabilities.” The Company does not currently have any arrangements that are classified as financing leases.

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

With respect to the management profits interest granted in 2015 and stock option awards granted during fiscal years 2015, 2016, 2018 and 2020, the grant date fair value was determined using the Black-Scholes-Merton pricing model, and the calculated compensation expense is being recognized on a straight-line basis over the requisite service period under each grant due to their graded vesting schedule. The Black-Scholes-Merton pricing model requires assumptions to be made regarding stock price volatility, expected life of the awards and expected dividend rates.  Using different assumptions in the pricing model could result in a significantly different valuation of awards and affect stock-based compensation as well as results of operations.

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

Impact of Inflation and Other Factors

Over the past three years, inflation has not significantly impacted our operations. However, the impact of inflation on labor, food, energy and occupancy costs could, in the future, significantly impact our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage including tipped minimum wage. Should minimum wage rates increase or tipped minimum wages be eliminated, our labor costs could increase significantly. Food costs as a percentage of net sales have been somewhat stable due to our continued focus on procurement efficiencies and menu price adjustments, although no assurance can be made that we can continue to improve our procurement or that we will be able to raise menu prices in the future. Utilities account for a sizeable portion of operating expense at the restaurant level, a component of which is impacted by fluctuations in energy costs. As a result, utilities impact operating income.  By owning a number of our properties, we avoid certain increases in occupancy costs. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe our current strategy, which seeks to maintain operating margins through a combination of menu price increases, strategic lunch and dinner features, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices has been an effective tool for dealing with inflation. There can be no assurances that future inflation or other cost pressures will be offset by this strategy. With respect to beef, prices have fluctuated over the past year due to supply disruptions resulting from the COVID-19 pandemic. While the Company experienced some disruptions to its supply chain, procurement in general has become more dependable than it was during the end of the second quarter of 2020. We expect that beef prices in 2021 will be consistent with or perhaps experience modest increases relative to fiscal year 2020. Our beef purchases currently remain subject to variable market conditions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This Item is not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

J. Alexander’s Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of J. Alexander’s Holdings, Inc. and subsidiaries (the Company) as of January 3, 2021 and December 29, 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended January 3, 2021, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 13 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 31, 2018 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Long-Lived Asset Impairment

As discussed in Note 2 to the consolidated financial statements, the Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  As of January 3, 2021, the Company had $174,703 thousand of long-lived assets related to restaurants held and used in the business, including $102,188 thousand of property and equipment, net and $72,515 thousand of right-of-use lease assets, net.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge will be recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group based on the future highest and best use of the impaired asset or asset group. The Company recognized pre-tax impairment charges for long-lived assets of $689 thousand in fiscal year 2020.

We identified the evaluation of the Company’s assessment of long-lived assets for impairment related to restaurants held and used in the business as a critical audit matter. Subjective auditor judgment was required to evaluate the undiscounted future cash flows expected to be generated by the restaurants. In particular, the revenue growth rate and operating margin used to estimate the undiscounted future cash flows of the restaurants were challenging to evaluate as minor changes to those assumptions had a potential significant effect on the Company’s assessment of the carrying value of the restaurants.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s long-lived asset impairment assessment process, including controls related to the Company’s assessment of the assumptions listed above. We performed sensitivity analyses over the revenue growth rate and operating margin assumptions to assess their impact on the Company’s determination of the undiscounted future cash flows of certain restaurants. We compared the Company’s historical revenue growth rate and historical operating margin forecasts to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s revenue growth rate and operating margin assumptions for certain restaurants by comparing the assumptions to the restaurants’ historical performance and peer company data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Nashville, Tennessee
March 18, 2021

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

January 3, 2021 and December 29, 2019

(In thousands, except share and per share amounts)

	January 3,	December 29,
	2021	2019
Assets
Current assets:
Cash and cash equivalents	$12,363	$8,803
Accounts and other receivables	8,756	2,035
Inventories	2,538	3,095
Prepaid expenses and other current assets	2,105	4,159
Total current assets	25,762	18,092
Other assets	6,195	5,698
Property and equipment, at cost, less accumulated depreciation and amortization of $75,327 and $64,967 as of January 3, 2021 and December 29, 2019, respectively	102,188	109,303
Right-of-use lease assets, net	72,515	70,277
Goodwill	-	15,737
Tradename and other indefinite-lived assets	25,648	25,648
Deferred income taxes, net	4,627	2,918
Deferred charges, less accumulated amortization of $392 and $343 as of January 3, 2021 and December 29, 2019, respectively	184	239
Total assets	$237,119	$247,912

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,147	$6,353
Accrued expenses and other current liabilities	9,422	9,389
Unearned revenue	3,761	4,111
Current portion of long-term debt	1,667	7,056
Current portion of lease liabilities	5,428	4,317
Total current liabilities	25,425	31,226
Long-term debt, net of portion classified as current and deferred loan costs	12,746	2,845
Long-term lease liabilities, net of portion classified as current	78,968	75,883
Deferred compensation obligations	7,973	7,103
Other long-term liabilities	1,902	138
Total liabilities	127,014	117,195
Stockholders' equity:
Common stock, par value $0.001 per share: authorized 30,000,000 shares; issued and outstanding of 15,070,077 and 15,011,676 shares as of January 3, 2021 and December 29, 2019, respectively	15	15
Preferred stock, par value $0.001 per share: authorized 10,000,000 shares; no shares issued and outstanding as of January 3, 2021 or December 29, 2019	-	-
Additional paid-in capital	105,915	104,056
Retained earnings	2,617	25,088
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	108,547	129,159
Non-controlling interests	1,558	1,558
Total stockholders' equity	110,105	130,717
Commitments and contingencies
Total liabilities and stockholders' equity	$237,119	$247,912

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

Years ended January 3, 2021, December 29, 2019 and December 30, 2018

(In thousands, except per share amounts)

	Year Ended
	January 3,	December 29,	December 30,
	2021	2019	2018
Net sales	$183,373	$247,269	$242,264
Costs and expenses:
Food and beverage costs	59,499	79,338	77,262
Restaurant labor and related costs	64,160	76,905	74,850
Depreciation and amortization of restaurant property and equipment	12,094	11,874	10,870
Other operating expenses	43,048	49,451	48,245
Total restaurant operating expenses	178,801	217,568	211,227
Transaction, contested proxy and other related expenses	645	1,178	5,648
General and administrative expenses	16,958	18,750	20,485
Goodwill impairment	15,737	-	-
Long-lived asset impairment charges and restaurant closing costs	1,047	-	-
Pre-opening expenses	238	859	1,415
Total operating expenses	213,426	238,355	238,775
Operating (loss) income	(30,053)	8,914	3,489
Other (expense) income:
Interest expense	(824)	(580)	(724)
Other, net	160	151	97
Total other expense	(664)	(429)	(627)
(Loss) income from continuing operations before income taxes	(30,717)	8,485	2,862
Income tax benefit	8,449	568	1,596
Loss from discontinued operations, net	(203)	(236)	(459)
Net (loss) income	$(22,471)	$8,817	$3,999

Basic (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(1.51)	$0.62	$0.30
Loss from discontinued operations, net	(0.01)	(0.02)	(0.03)
Basic (loss) earnings per share	$(1.53)	$0.60	$0.27

Diluted (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(1.51)	$0.61	$0.30
Loss from discontinued operations, net	(0.01)	(0.02)	(0.03)
Diluted (loss) earnings per share	$(1.53)	$0.60	$0.27

Weighted-average common shares outstanding:
Basic	14,720	14,695	14,695
Diluted	14,720	14,741	14,863

Comprehensive (loss) income	$(22,471)	$8,817	$3,999

See accompanying Notes to Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years ended January 3, 2021, December 29, 2019 and December 30, 2018

(In thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 31, 2017	14,695,176	$15	$95,151	$13,495	$5,200	$113,861
Cumulative effect of change in accounting policy (Note 12)	-	-	-	34	-	34
Share-based compensation	-	-	1,121	-	2,644	3,765
Net income	-	-	-	3,999	-	3,999
Balances at December 30, 2018	14,695,176	15	96,272	17,528	7,844	121,659
Cumulative effect of change in accounting policy (Note 13)	-	-	-	(1,257)	-	(1,257)
Issuance of restricted and performance stock awards	316,500	-	-	-	-	-
Share-based compensation	-	-	1,498	-	-	1,498
Cancellation of subsidiary Class B Units (Note 2 (v))	-	-	6,286	-	(6,286)	-
Net income	-	-	-	8,817	-	8,817
Balances at December 29, 2019	15,011,676	15	104,056	25,088	1,558	130,717
Issuance of restricted stock awards	63,000	-	-	-	-	-
Share-based compensation	-	-	1,878	-	-	1,878
Vested shares withheld to pay employee portion of payroll taxes	(4,599)	-	(19)	-	-	(19)
Net loss	-	-	-	(22,471)	-	(22,471)
Balances at January 3, 2021	15,070,077	$15	$105,915	$2,617	$1,558	$110,105

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended January 3, 2021, December 29, 2019 and December 30, 2018

(In thousands)

	Year Ended
	January 3,	December 29,	December 30,
	2021	2019	2018
Cash flows from operating activities:
Net (loss) income	$(22,471)	$8,817	$3,999
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,290	12,123	11,157
Share-based compensation expense	1,878	1,498	3,765
Asset impairment charges	16,426	-	-
Deferred income taxes	(1,709)	(1,945)	(2,092)
Other, net	528	270	433
Changes in assets and liabilities:
Accounts and other receivables	(6,721)	(286)	(303)
Inventories	557	39	(330)
Prepaid expenses and other current assets	2,054	(360)	(30)
Accounts payable	(969)	(79)	583
Accrued expenses and other current liabilities	33	(5,308)	3,952
Unearned revenue	(350)	165	251
Deferred compensation obligations	870	852	(200)
Lease right-of-use assets and liabilities	1,958	1,392	-
Other assets and liabilities, net	1,690	77	495
Net cash provided by operating activities	6,064	17,255	21,680

Cash flows from investing activities:
Purchase of property and equipment	(7,382)	(11,937)	(18,111)
Proceeds from sale of property and equipment	1,070	-	-
Rabbi trust contribution	-	(75)	(95)
Other investing activities	(417)	(180)	(402)
Net cash used in investing activities	(6,729)	(12,192)	(18,608)

Cash flows from financing activities:
Proceeds from borrowing under debt agreement	32,100	-	-
Payments on long-term debt	(27,322)	(5,000)	(5,000)
Other financing activities	(553)	(43)	-
Net cash provided by (used in) financing activities	4,225	(5,043)	(5,000)
Increase (decrease) in cash and cash equivalents	3,560	20	(1,928)
Cash and cash equivalents at beginning of year	8,803	8,783	10,711
Cash and cash equivalents at end of year	$12,363	$8,803	$8,783

Supplemental disclosures:
Property and equipment obligations accrued at beginning of year	$1,116	$819	$1,854
Property and equipment obligations accrued at end of year	879	1,116	819
Cash paid for interest	604	578	795
Cash (refunded) paid for income taxes	(230)	1,072	704

See accompanying Notes to Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 3, 2021, December 29, 2019 and December 30, 2018

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

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants including J. Alexander’s, Redlands Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”).  At January 3, 2021 and December 29, 2019, the Company operated 46 and 47 restaurants, respectively, in 16 states.  The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States.  The Company does not have any restaurants operating under franchise agreements.

Effects of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due to the global spread of a new strain of coronavirus (“COVID-19”) and the related risks to the international community. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, and on March 13, 2020 the United States declared the pandemic a National Public Health Emergency.  In response, many states and jurisdictions in which the Company operates restaurants issued stay-at-home orders and other measures, including the closure of all in-restaurant dining, aimed at slowing the spread of the virus beginning in March 2020. These measures resulted in the closure of the Company’s dining rooms beginning in mid-March 2020 and a shift to an off‑premise operations platform only until late April 2020 when certain states began to allow for partial reopening of dining rooms.  Dining room capacity restrictions remain in place at varying degrees while a limited number of locations are operating at full capacity in accordance with their state’s or local government’s guidelines through the date of this report.  As a result of the government‑mandated restrictions and related public concerns, the Company’s net sales, results of operations and cash flows were negatively impacted during fiscal year 2020 due to significant reductions in guest counts. The Company has taken measures to increase its off-premise sales during the COVID-19 pandemic, including implementing its online ordering platform, introducing curbside service, menu innovation which includes family-style meals and butcher-shop sales of cook-at-home, hand-cut steaks and whole loins, and increasing digital marketing and email campaigns to drive guest awareness.  Further, the Company began implementing contactless payment in 2020 as well as utilizing paperless menus to enhance the safety of our guests and employees in the restaurant. Additionally, the Company has invested in pub and booth partitions to increase capacity while maintaining guest safety.

In addition to the decline in restaurant sales, the Company also incurred approximately $3,444 of costs directly related to the COVID-19 pandemic in fiscal 2020, which consists primarily of benefits and payments to furloughed restaurant employees for emergency sick leave, vacation and other sick leave benefits and related payroll taxes as well as inventory waste. Additionally, the Company continued to incur expenses related to the ongoing operations of the restaurants as well as monthly rent and occupancy‑related costs during the period that its restaurants were temporarily closed or operating on an off-premise basis only or with limited capacity. The Company has implemented measures to reduce its costs and limit its cash outflows during the COVID-19 pandemic, including temporary reductions in staffing levels and related furloughs of restaurant-level hourly employees, elimination of certain positions at the Company’s corporate office, deferral or cancellation of significant capital expenditure projects, engaging in negotiations with vendors and landlords regarding deferral or abatement of rental and other contractual obligations and the deferral of tax payments where allowed. The Company executed deferral and abatement agreements for certain of its locations with landlords during each of the last three quarters of 2020.

The disruption in operations and reduction in restaurant sales also led the Company to consider the impact of the COVID-19 pandemic on the recoverability of its assets, including property and equipment, right-of-use assets for operating leases, goodwill and intangible assets, and others. Such impairment analyses resulted in the Company recording impairment charges totaling $16,426 for the year ended January 3, 2021, which are discussed further in Notes 2(h) and 2(i) below. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that additional impairments could be identified in future periods, and such amounts could be material.

To preserve financial flexibility, the Company drew down the remaining $17,000 of available capacity (at the time of the draw) under its revolving credit facility in March 2020. During April 2020, the Company also entered into deferral letter agreements with its lender to postpone principal and interest payments on its outstanding indebtedness for a period of 90 days and, in June 2020, an additional deferral letter was entered into to defer principal payments for an additional 90-day period. Additionally, the Company entered into a modification agreement in April 2020 to defer the maturity of, and interest payments under, one of its term loans to September 2021 (which was subsequently modified again in October 2020 as discussed below). In May 2020, the Company obtained a waiver letter from its lender that waived existing financial covenants and instituted new financial covenants. In June 2020, the Company entered into an amendment with its lender to increase the borrowing capacity under its revolving line of credit by an additional $15,000. In October 2020, the Company entered into an agreement with its lender which extended the maturity dates of certain of its outstanding loans along with other modifications including instituting new financial covenants as well as repaid $10,000 of the $17,000 borrowed in March 2020.  See Note 10 – Debt for further discussion.

On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income tax provisions that are addressed in Note 14 – Income Taxes below. Additionally, the CARES Act provides for deferred payment of the employer portion of social security taxes through the end of calendar 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of the fiscal year ended January 3, 2021, the Company has deferred the payment of $3,593 of social security taxes, $1,796 of which is accrued within “Other long-term liabilities” (see Note 11 – Other Long-Term Liabilities) while the current portion of $1,796 is included in “Accrued expenses and other current liabilities” (see Note 9 – Accrued Expenses and Other Current Liabilities) in the Consolidated Balance Sheet. Further, the CARES Act provides an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes of up to $5 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10 of qualified wages per employee through the end of 2020. During fiscal year 2020, the Company determined that it was an eligible employer for purposes of the ERC and further determined that during the first three quarters of fiscal 2020 it had paid qualified wages of approximately $2,010 for which it intends to file amended payroll tax returns to claim as refunds. In fiscal 2020, based on the available accounting guidance, the Company recorded a $1,082 receivable which represents the amount determined to be probable of realization related to the ERC as a reduction to “Restaurant labor and related costs” on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income and in “Accounts and other receivables” on the Company’s Consolidated Balance Sheet (See Note 2(e)) for the year ended January 3, 2021.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. Given the uncertainty surrounding the global economy and governmental restrictions on the Company’s operations, the Company cannot reasonably predict when its restaurants will be able to return to normal dining room operations. Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on its consolidated financial condition, liquidity and future results of operations, and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The Company does expect that its results of operations, cash flows and liquidity will be negatively affected by the pandemic during fiscal 2021.

Note 2 – Summary of Significant Accounting Policies

a)	Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and include the accounts of the Company as well as the accounts of its majority-owned subsidiaries. All intercompany profits, transactions, and balances between the Company and its subsidiaries have been eliminated. It is the Company’s policy to reclassify prior year amounts to conform to the current year’s presentation for comparative purposes, if such a reclassification is warranted.

The Company is a holding company with no direct operations.  It holds as its sole asset an equity interest in J. Alexander’s Holdings, LLC, and relies on J. Alexander’s Holdings, LLC to provide it with funds necessary to meet any financial obligations.
b)	Fiscal Year

The Company utilizes a 52- or 53-week accounting period which ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. Fiscal year 2020 included 53 weeks of operations with the fiscal fourth quarter including 14 weeks. Fiscal years 2019 and 2018 each included 52 weeks of operations.

c)	Discontinued Operations and Restaurant Closures

The Company remains party to a lease agreement for a location that was closed in 2013 and is accounted for as a discontinued operation.  The $203, $236 and $459 losses from discontinued operations in fiscal years 2020, 2019 and 2018, respectively, consist solely of exit and disposal costs for this location.
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

Accounts receivable are primarily related to amounts due from various taxing jurisdictions, third-party online gift card sellers and expected workers’ compensation rebates and vendor rebates which have been earned but not yet received. Additionally,

as discussed in Note 1 – “Organization and Business” above, the Company recorded a receivable in fiscal 2020 related to the

ERC provided by the CARES Act. The Company also recorded taxes receivable which are reflected in this balance and discussed in Note 14 – Income Taxes. Due to the nature of the entities involved, the nature of the receivables and its past history with such receivables, the Company believes that an additional allowance against these recorded amounts is not warranted.
f)	Inventories

Inventories are stated at the lower of cost or net realizable value, with cost being determined using an average cost method.

At the beginning of fiscal 2020, the Company implemented a new inventory management system. In connection with this implementation, the Company changed its method of accounting for inventory from the lower of cost (first-in, first-out) or net realizable value method utilized by its legacy system to the lower of cost or net realizable value method, with cost being determined using an average cost method, effective December 30, 2019 (the first day of the current fiscal year). The Company believes this change in accounting principle is preferable, as it will result in greater precision in the costing of inventories. In addition, the average cost method better aligns with the functionality of the new inventory management system. The Company determined that the effects of adopting the average cost method were not material to its Consolidated Financial Statements. Prior to the conversion to the new inventory management system, the Company was not able to determine the impact of the change to the average cost method. Therefore, it did not retroactively apply the change to periods prior to fiscal year 2020.
g)	Property and Equipment, Net

The Company states property and equipment at cost less accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight‑line method. The useful lives of assets are typically 30-40 years for buildings and land improvements and two-10 years for furniture, fixtures, and equipment. Leasehold improvements are amortized over the lesser of the useful life or the remaining lease term, generally inclusive of renewal periods. Gains or losses are recognized upon the disposal of property and equipment, and the asset and related accumulated depreciation and amortization are removed from the accounts. Maintenance, repairs and betterments that do not enhance the value of or increase the life of the assets are expensed as incurred. The Company capitalizes all direct external costs associated with obtaining the land, building, and equipment for each new restaurant, as well as construction period interest. All direct external costs associated with obtaining the dining room and kitchen equipment, signage, and other assets and equipment are also capitalized.

Certain direct and indirect costs are capitalized as building and leasehold improvement costs in conjunction with capital improvement projects at existing restaurants and acquiring and developing new restaurant sites. Such costs are amortized over the life of the related assets.
h)	Goodwill and Other Intangible Assets

Goodwill recorded as of December 29, 2019 represented the excess of cost over fair value of net assets acquired in a previous acquisition of the Company’s predecessor in 2012. Intangible assets include trade names, deferred loan costs, purchased trademarks and liquor licenses at certain restaurants. Goodwill, trade names, trademarks and liquor licenses are not subject to amortization, but are tested for impairment annually as of the fiscal year‑end date, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the goodwill or indefinite‑lived intangible asset exceeds its fair value.

In light of the decline in the market price of the Company’s common stock, the impact of mandated dining room closures on financial results, the expected reduction in economic activity in the near term, and the general economic and market volatility, the Company determined that these factors constituted an interim triggering event as of the end of each of the Company’s quarters in fiscal 2020, and performed impairment analyses with regard to its indefinite-lived intangible assets, property and equipment (including its right-of-use assets for operating leases and goodwill. As a result, the Company recorded asset impairment charges totaling $16,426 in fiscal year 2020 related to its goodwill and property and equipment (See Note 2 (i) below).

The Company early adopted Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating the second step of the two-step quantitative goodwill impairment test. Impairment was measured at the amount by which the carrying value exceeded the fair value of the reporting unit, not to exceed the carrying value of the reporting unit goodwill. The quantitative goodwill impairment test was performed at the end of the first quarter utilizing a market approach which included observable market prices associated with the Company’s common stock price in determining a fair value for the Company and its reporting units. As a result of this test, the Company determined that the J. Alexander’s reporting unit’s carrying value exceeded its fair value to such an extent that the full impairment of goodwill in the first quarter of 2020 in the amount of $15,737 was appropriate. The effect of this conclusion is presented as a component of “Goodwill impairment charge” on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company also performed a review of impairment for its other intangible assets at the end of each quarter in 2020, and it was determined that no impairment of these intangible assets existed in fiscal 2020.  The same conclusion was reached as of December 29, 2019 and December 30, 2018 during the annual review for impairment in each of these years and, accordingly, no impairment losses were recorded.

Deferred loan costs are subject to amortization and are classified in the “Long-term debt, net of portion classified as current and deferred loan costs” line item on the Consolidated Balance Sheets. Deferred loan costs are amortized over the life of the related debt.
i)	Impairment of Long‑Lived Assets

In accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, long‑lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge may be recognized for the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group based upon the future highest and best use of the impaired asset or asset group. Fair value is determined by projected future discounted cash flows for each location or the estimated market value of the assets. The asset impairment charges are generally recorded in the Consolidated Statements of Operations and Comprehensive (Loss) Income in the financial statement line item “Asset impairment charges and restaurant closing costs,” but are also recorded in the line item “Loss from discontinued operations, net” when applicable. Assets to be disposed of are separately presented in the Consolidated Balance Sheets and reported at the lower of carrying amount or fair value less costs to sell and are no longer depreciated.

The Company recorded a long-lived asset impairment charge of $689 to state the assets at its Lyndhurst Grill location in Cleveland, Ohio, at their fair value as of the end of the first quarter, which is presented as “Long-lived asset impairment charges and restaurant closing costs” on the Consolidated Statements of Operations and Comprehensive (Loss) Income. During the second quarter of 2020, the Company made the decision to permanently close this location after a review of its projected and historical financial performance. This location was also required to be temporarily closed in mid‑March 2020 due to COVID‑19-related traffic limitations unique to that specific restaurant which further impacted operating results. The Company assessed its other restaurant locations for indicators of impairment at the end of each quarter in fiscal year 2020 and assessed recoverability of certain fixed assets as warranted. No additional impairment was identified during the year ended January 3, 2021.

No impairment charges were recorded for the years ended December 29, 2019 and December 30, 2018.

j)	Lease Accounting

The Company through its subsidiaries has land only, building only, and land and building leases for a number of its restaurants and its corporate office that are recorded as operating leases.  The Company determines if an arrangement meets the definition of a lease at inception, at which time it also performs an analysis to determine whether the lease qualifies as operating or financing. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease current and long-term liabilities on the Company’s Consolidated Balance Sheets. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term and is included in other operating expenses (for restaurant properties) or general and administrative expense (for corporate office space) on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.  The Company presents both the change in ROU assets and lease liabilities as a single line item in the Company’s Consolidated Statement of Cash Flows as the change in “Lease right-of-use assets and liabilities.” The Company does not currently have any arrangements that are classified as financing leases.

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

For our existing operating leases that commenced prior to the adoption of ASC Topic 842, Leases, we made an accounting policy election to use the incremental borrowing rate for our leases considering the remaining lease term and remaining minimum rental payments during transition in establishing our lease liabilities.  For new leases entered into after the adoption of ASC Topic 842, we use an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made on or before the commencement date of the lease, less any lease incentives received. As the rate implicit in the lease is not readily determinable in the Company’s leases, it uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rates used are estimated based on what the Company would be required to pay for a collateralized loan over a similar term. Additionally, based on the applicable lease terms and the current economic environment, the Company applies a portfolio approach for determining the incremental borrowing rate for its real estate leases.

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

Restaurant sales are recognized at a point in time when food and service are provided to guests at one of the Company’s restaurants. Taxes assessed by a governmental authority that are imposed on the Company’s sales of its food and service and collected by the Company from the guest for remittance to such authorities, are excluded from net sales.  Further, the Company excludes any discounts, such as management meals and employee meals, associated with each sale.

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

Prior to the adoption of ASC Topic 606, Revenue from Contracts with Customers, the Company recorded gift card breakage when such cards were considered to be only remotely likely to be redeemed, and for which there was no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions.  Management considered the probability of redemption of a gift card to be remote when it had been outstanding for 24 months. With the adoption of ASC Topic 606 as of January 1, 2018, the Company began analyzing gift card breakage based upon Company-specific historical redemption patterns, and gift card breakage is now recognized as revenue in proportion to guest redemptions.  The Company’s gift cards continue to have no expiration date, and it does not deduct non-usage fees from outstanding gift card balances.  In applying the guidance under this topic, management estimates the percentage of the value of gift cards sold that will go unused by the purchaser of such card, and for which there is no legal obligation to remit balances under unclaimed property laws of the relevant jurisdictions, which is a matter of judgement, and, as noted above, recognizes breakage revenue in proportion to actual gift card redemptions during the reporting period, at which time management believes the underlying performance obligations have been satisfied by the Company.  Gift card breakage is recorded on a quarterly basis in conjunction with the Company’s preparation of its financial statements and related disclosures and is presented as a component of “Net sales” within the Consolidated Statements of Operations and Comprehensive (Loss) Income.  Breakage of $422, $443 and $378 related to gift cards was recorded in fiscal years 2020, 2019 and 2018, respectively.

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

Costs of advertising are charged to expense at the time the costs are incurred. Advertising expense totaled $160, $156 and $154 during fiscal years 2020, 2019 and 2018, respectively.
n)	Transaction, Contested Proxy and Other Related Expenses

In fiscal year 2018, the Company incurred transaction expenses totaling $5,648, a portion of which related to a terminated merger agreement with Ninety Nine Restaurant and Pub concept disclosed in previous annual reports. Additionally, the Company incurred transaction costs associated with the termination agreement (the “Termination Agreement”) between J. Alexander’s Holdings, LLC and Black Knight Advisory Services, LLC (“Black Knight”) effective November 30, 2018 which resulted in the termination of the management consulting agreement.  Pursuant to the Termination Agreement, the termination payment of $4,560, along with other legal and professional fees, is included in transaction expenses for fiscal year 2018.

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

Transaction costs totaled $645 for fiscal year 2020 and included legal, other professional and consulting fees related to the ongoing evaluation of strategic alternatives. During the first quarter of 2020, the Company announced that given the uncertainties in the business community, the restaurant industry and the financial markets as a result of the COVID-19 pandemic, the ongoing review of strategic alternatives by the Company’s Board of Directors (the “Board”) was not expected to be completed until the uncertainties are resolved.
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

Financial instruments that are potentially exposed to a concentration of credit risk are cash and cash equivalents and accounts receivable. Operating cash balances are maintained in noninterest‑bearing transaction accounts, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. Further, a certain portion of the assets held in a rabbi trust established under a retirement benefit arrangement with certain of the Company’s current and former officers (the “Trust”) consists of cash and cash equivalents.  The Company places cash with high‑credit‑quality financial institutions, and at times, such cash may be in excess of the federally insured limit. However, there have been no losses experienced related to these balances, and the credit risk is believed to be minimal. Also, the Company believes that its risk related to cash equivalents from third‑party credit card issuers for purchases made by guests using the issuers’ credit cards is not significant due to the number of banks involved and the fact that payment is typically received within three to four days of a credit card transaction. Therefore, the Company does not believe it has significant risk related to its cash and cash equivalents accounts.  Another portion of the assets held in the Trust and the 409a Trust (each defined below) consist of U.S. Treasury bonds as well as a small number of corporate bonds with ratings no lower than BBB. The Company believes the credit risk associated with such bonds to be minimal given the historical stability of the U.S. government and the investment grade bond ratings relative to the corporate issuers.  Concentrations of credit risk with respect to accounts receivable are related principally to receivables from governmental agencies related to refunds of franchise and income taxes and, in 2020, the ERC under the CARES Act. The Company does not believe it has significant risk related to accounts receivable due to the nature of the entities involved.
q)	Use of Estimates

Management has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the periods presented to prepare these Consolidated Financial Statements in conformity with GAAP. Significant items subject to such estimates and assumptions include those related to the accounting for gift card breakage, determination of uncertain tax positions and the valuation allowance relative to deferred tax assets, if any, estimates of useful lives of property and equipment and leasehold improvements, the carrying amount of intangible assets, fair market valuations, determination of lease terms, and accounting for impairment losses, contingencies, and litigation. Actual results could differ from these estimates.

r)	Sales Taxes

As mentioned in Note 2 (k), revenues are presented net of sales taxes. The obligation for sales taxes is included in accrued expenses and other current liabilities until the taxes are remitted to the appropriate taxing authorities.
s)	Pre‑opening Expense

Pre‑opening expenses are accounted for by expensing such costs as they are incurred.
t)	Comprehensive (Loss) Income

Total comprehensive (loss) income consists solely of net income or net loss for all periods presented. Therefore, a separate statement of comprehensive (loss) income is not included in the accompanying Consolidated Financial Statements.
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

Non-controlling interests on the Consolidated Balance Sheets represents the portion of the Company’s net assets attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders. As of January 3, 2021 and December 29, 2019, the non-controlling interest presented on the Consolidated Balance Sheets is $1,558.  On February 28, 2019, in conjunction with the Termination Agreement with Black Knight, the 1,500,024 Class B Units held by Black Knight were cancelled and forfeited for no consideration. Therefore, the share-based compensation expense associated with the Black Knight grant was reclassified to additional paid-in capital in fiscal year 2019, and as of January 3, 2021 and December 29, 2019, non-controlling interests consist solely of the non-cash compensation expense relative to the Class B Units held by management.  The Hypothetical Liquidation of Book Value method was used as of January 3, 2021, December 29, 2019 and December 30, 2018 to determine allocations of non-controlling interests consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net income was made to non-controlling interests for fiscal years 2020, 2019 or 2018, respectively.
w)	(Loss) Earnings per Share

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

The repurchase program does not obligate the Company to acquire any particular amount of stock. There was no common stock repurchase activity under the program during fiscal year 2020, 2019, or 2018.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740; amending the interim-period accounting for enacted changes in tax law; and amending the requirements related to the accounting for “hybrid” tax regimes. This standard is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the potential impact of ASU No. 2019-12 on its Consolidated Financial Statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU No. 2020-04”).  This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in ASU No. 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  An entity may elect to apply the amendments for contract modifications by the impacted ASC topic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued through December 31, 2022. Once elected for an ASC topic, the amendments in ASU No. 2020-04 must be applied prospectively for all eligible contract modifications for that ASC topic.  The Company has not adopted and continues to assess the potential impact of ASU No. 2020-04 on its Consolidated Financial Statements and related disclosures.

Note 3 – (Loss) Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Year Ended
(Dollars and shares in thousands, except per share amounts)	January 3,	December 29,	December 30,
	2021	2019	2018
Numerator:
(Loss) income from continuing operations, net of tax	$(22,268)	$9,053	$4,458
Loss from discontinued operations, net	(203)	(236)	(459)
Net (loss) income	$(22,471)	$8,817	$3,999
Denominator:
Weighted average shares (denominator for basic (loss) earnings per share)	14,720	14,695	14,695
Effect of dilutive securities	-	46	168
Adjusted weighted average shares and assumed conversions (denominator for diluted (loss) earnings per share)	14,720	14,741	14,863

Basic (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(1.51)	$0.62	$0.30
Loss from discontinued operations, net	(0.01)	(0.02)	(0.03)
Basic (loss) earnings per share	$(1.53)	$0.60	$0.27
Diluted (loss) earnings per share:
(Loss) income from continuing operations, net of tax	$(1.51)	$0.61	$0.30
Loss from discontinued operations, net	(0.01)	(0.02)	(0.03)
Diluted (loss) earnings per share	$(1.53)	$0.60	$0.27

Note: Per share amounts may not sum due to rounding.

Basic (loss) earnings per share of common stock is computed by dividing net (loss) income by the weighted average number of shares outstanding for the reporting period.  Diluted (loss) earnings per share of common stock gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive.  The Company incurred a net loss for the year ended January 3, 2021, and therefore, diluted shares outstanding equaled basic shares outstanding.

The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents, and the number of additional shares of common stock related to these Class B Units is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards were considered to be dilutive for one quarter within fiscal year 2018, and the impact on the diluted earnings per share calculation was additional shares of 3,719 for the year ended December 30, 2018. Conversely, these Class B Units were considered to be anti-dilutive for the year ended December 29, 2019 and, therefore, are excluded from the diluted earnings per share calculation in that year.

The previously outstanding Black Knight profits interest Class B Units were considered to be dilutive for certain quarterly periods within fiscal years 2018, and the impact on the diluted earnings per share calculation was additional shares of 130,113 for the year ended December 30, 2018. See Note 19 – Related Party Transactions for discussion pertaining to the forfeiture and cancellation of these Class B Units during fiscal year 2019.

The number of additional shares of common stock related to stock option awards is calculated using the treasury method, if dilutive. There were 1,739,250 stock option awards outstanding as of January 3, 2021.  As of both December 29, 2019 and December 30, 2018, 1,495,750 stock option awards were outstanding. A portion of the stock option awards outstanding as of January 3, 2021 include awards to purchase 246,000 shares of common stock at an exercise price of $5.00 issued on August 7, 2020. The dilutive impact of the awards outstanding as of December 29, 2019 and December 30, 2018 on the number of weighted average shares in the diluted earnings per share calculation was 42,948 and 33,811, respectively.

As of January 3, 2021 and December 29, 2019, there were 261,003 and 264,000 restricted share awards outstanding, respectively, which were subject to only a service condition. Restricted share awards subject to only a service condition are not regarded as outstanding for basic earnings per share calculation purposes until they are vested, and any potential dilutive impact of unvested restricted share awards is calculated using the treasury stock method. The restricted share awards outstanding as of January 3, 2021 include 63,000 awards which were granted by the Company to members of the Board on August 7, 2020 at $4.43, the Company’s stock price on the date of grant. During fiscal 2020, 65,997 restricted share awards vested, and such vested shares, net of shares withheld for taxes, are included in weighted average shares outstanding for basic loss per share calculation purposes for the year ended January 3, 2021. The 264,000 unvested restricted share awards outstanding as of December 29, 2019 were considered dilutive for the 2019 fiscal year and the impact on the number of weighted average shares in the diluted earnings per share calculation was 3,427.

As of January 3, 2021 and December 29, 2019, there were 52,500 performance share awards outstanding. Performance share awards are regarded as contingently issuable common shares and are included in the weighted average shares outstanding for basic earnings per share calculation purposes as of the beginning of the period in which the performance condition has been satisfied and the awards have vested. For diluted earnings per share calculation purposes under the treasury stock method, such performance share awards are included in the number of weighted average shares outstanding as of the beginning of the period in which the performance condition has been satisfied, if dilutive. The performance condition associated with such awards had not been met at either January 3, 2021 and December 29, 2019, and, therefore, the portion of the awards that had satisfied the applicable service condition at each of these reporting dates were excluded from the weighted average shares outstanding for basic (loss) earnings per share calculations.

Note 4 – Fair Value Measurements

As of January 3, 2021 and December 29, 2019, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of long-term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates because of the close proximity of recent refinancing transactions to the dates of these Consolidated Financial Statements (Level 2).

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the first quarter of fiscal year 2020, primarily due to the impacts of the COVID-19 pandemic, the Company determined that a triggering event had occurred requiring an impairment evaluation of its long-lived assets, indefinite‑lived intangible assets and goodwill. As a result of these analyses, the Company recorded a $689 impairment charge related to the long-lived assets at one restaurant location that management determined would be permanently closed (i.e., Lyndhurst Grill in Cleveland, Ohio) and a $15,737 impairment charge related to the Company’s recorded goodwill. The impairment charges were measured based on the amounts by which the carrying values of the assets exceeded their relative fair values. No impairment was recorded for indefinite‑lived intangible assets as their fair values were determined to substantially exceed their carrying values. Fair values for goodwill and long-lived assets that were impaired during fiscal year 2020 were estimated utilizing a market approach, and fair value estimates for indefinite-lived intangibles were determined based on an income approach. Fair value estimates utilized market participant assumptions reflecting all available information as of the impairment date. The fair value of goodwill was $0 (Level 3), and the Lyndhurst Grill location was sold during the third quarter of 2020 and therefore has no remaining value on the Company’s Consolidated Balance Sheet as of January 3, 2021. There were no non-financial assets measured at fair value on a non‑recurring basis as of January 3, 2021 or December 29, 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	January 3, 2021
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$81	$-	$-
U.S. government obligations *	276	-	-
Corporate bonds *	2,241	-	-
Mutual and money market funds **	1,222	-	-
Total	$3,820	$-	$-

	December 29, 2019
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$71	$-	$-
U.S. government obligations *	300	-	-
Corporate bonds *	2,195	-	-
Mutual and money market funds **	833	-	-
Total	$3,399	$-	$-

* - As held in the Trust (as defined below).
** - As held in the 409a Trust (as defined below).

Cash and cash equivalents are classified as Level 1 of the fair value hierarchy as they represent cash held in the Trust.  Cash held in the Trust is invested through an overnight repurchase agreement the investments of which may include U.S. Treasury securities, such as bonds or Treasury bills, and other agencies of the U.S. government.  Such investments are valued using quoted market prices in active markets.

U.S. government obligations held in the Trust include U.S. Treasury Bonds.  These bonds as well as the corporate bonds listed above are considered to be trading securities and are classified as Level 1 of the fair value hierarchy given their readily available quoted prices in active markets.

At January 3, 2021 and December 29, 2019, the Company held investments in mutual and money market funds classified as trading securities that were also held in a rabbi trust as of January 3, 2021 (the “409a Trust”) to support its future obligations to participants of its nonqualified deferred compensation plan, which are carried at fair value based on quoted market prices in active markets for identical assets (Level 1).

At January 3, 2021 and December 28, 2019, the Company held life insurance policies in the Trust that are recorded at cash surrender value.  The value of each policy was determined by MassMutual Financial Group, an A-rated insurance company, which provides the value of these policies to the Company on a regular basis.

There were no transfers between the levels listed above during either of the reporting periods.

Unrealized gains or losses on investments held in either the Trust or the 409a Trust are presented as a component of “Other, net” on the Consolidated Statements of Operations and Comprehensive (Loss) Income.  The assets of both the Trust and the 409a Trust disclosed above are presented as a component of “Other assets” on the Consolidated Balance Sheets.

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	January 3,	December 29,
	2021	2019
Prepaid insurance	$1,534	$1,422
Prepaid rent	227	1,081
Payroll taxes	-	1,183
Other	344	473
Prepaid expenses and other current assets	$2,105	$4,159

Note 6 – Other Assets

Other assets consisted of the following:

	January 3,	December 29,
	2021	2019
Cash, cash equivalents and securities held in the Trust	$2,598	$2,566
Cash surrender value of life insurance	2,329	2,253
Investments in trading securities	1,222	833
Other	46	46
Other assets	$6,195	$5,698

Note 7 – Property and Equipment

Property and equipment, at cost, less accumulated depreciation and amortization, consisted of the following:

	January 3,	December 29,
	2021	2019
Land	$19,167	$20,204
Buildings	31,564	32,785
Leasehold improvements	78,984	78,047
Restaurant and other equipment	42,026	41,504
Construction in progress	5,774	1,730
	177,515	174,270
Less accumulated depreciation and amortization	(75,327)	(64,967)
Property and equipment, net	$102,188	$109,303

For fiscal years 2020, 2019 and 2018, depreciation expense from continuing operations related to restaurant and corporate office property and equipment was $12,290, $12,123 and $11,157, respectively. The loss on disposition of assets from continuing operations included in the “Other operating expenses” line item of the Statements of Operations and Comprehensive (Loss) Income, primarily related to the refreshing of assets through store remodels, was $68, $135 and $202 for fiscal years 2020, 2019 and 2018, respectively.

Note 8 – Goodwill and Indefinite‑Lived Intangible Assets

Goodwill and indefinite-lived intangible assets consisted of the following:

	January 3,	December 29,
	2021	2019
Tradename	$25,069	$25,069
Goodwill	-	15,737
Liquor licenses	579	579
Intangible assets	$25,648	$41,385

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	January 3,	December 29,
	2021	2019
Taxes, other than income taxes	$3,338	$4,447
Salaries, wages, vacation, and incentive compensation	2,433	3,009
Current portion of deferred employer FICA tax	1,796	-
Transaction, contested proxy and other related expenses	67	412
Accrued audit and accounting fees	481	240
Other	1,307	1,281
Accrued expenses and other current liabilities	$9,422	$9,389

Note 10 – Debt

Current Loan Agreement

The Company is party to the Fourth Amended and Restated Loan Agreement (the “Fourth Loan Agreement”) with Pinnacle Bank, dated October 28, 2020. The Fourth Loan Agreement amended and restated the Company’s Third Amended and Restated Loan Agreement (the “Third Loan Agreement”) entered into on June 5, 2020, and the Third Loan Agreement amended and restated in its entirety the Company’s Second Amended and Restated Loan Agreement (the “Second Loan Agreement”), dated May 20, 2015. The borrower under the Fourth Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Fourth Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Fourth Loan Agreement, among other things, permits payments of tax dividends to members, restricts liens and encumbrances, restricts dividends, and contains certain other provisions customarily included in such agreements. The Fourth Loan Agreement consists of the following:

•	A $16,000 revolving line of credit (“Revolving Line of Credit”) that matures on January 1, 2023;
•	A $4,028 term loan (“Mortgage Loan”) that matures on January 1, 2023;
•	A $20,000 development line of credit (“Development Line of Credit”) that matures on January 1, 2023; and
•	A $556 term loan (“Term Loan”) which matured on December 10, 2020.

The balances of each of these notes as of January 3, 2021 and December 29, 2019 is set forth below:

	January 3,	January 3,	December 29,	December 29,
	2021	2021	2019	2019
	Current	Long-term	Current	Long-term
Mortgage Loan	$1,667	$2,083	$1,667	$2,917
Term Loan	-	-	1,389	-
Development Line of Credit	-	10,000	4,000	-
Revolving Line of Credit	-	1,000	-	-
Less: Net deferred loan costs	-	(337)	-	(72)
Total debt	$1,667	$12,746	$7,056	$2,845

Interest Rates

Prior to the amendments discussed above, at December 29, 2019, all of the notes under the Second Loan Agreement bore interest at 30-day LIBOR plus a sliding interest rate scale determined by the maximum adjusted debt to EBITDAR ratio.  For the year ended December 29, 2019, the interest rate was set at 3.57% for the Second Loan Agreement, which is 30-day LIBOR plus 1.85%.  Additionally, the non-use fee payable quarterly on the Development Line of Credit and Revolving Line of Credit was based on a sliding rate determined by a maximum adjusted debt to EBITDAR ratio which equaled 0.20% as of December 29, 2019.

The Third Loan Agreement amended the interest rate with respect to only the Revolving Line of Credit, and under the Third Loan Agreement any borrowings under that note bore interest at a rate of 30-day LIBOR plus 2.5%, with a floor for LIBOR of 1.5%, while the Company’s other notes continued to bear interest based on the same sliding scale methodology as under the Second Loan Agreement. The Fourth Loan Agreement made the same rates apply to each of the Company’s notes and removed the maximum adjusted debt to EBITDAR ratio financial covenant which previously determined interest rates. Under the Fourth Loan Agreement, each of the Company’s notes bear interest at a rate of 30-day LIBOR plus 2.5%, with a floor for LIBOR of 1.5%, and was set at 4.0% as of January 3, 2021.

COVID-19 Response and Loan Modifications and Amendments

During the first quarter of 2020, the Company announced it drew down the remaining $17,000 of available capacity (at the time of the draw) under the Development Line of Credit and the Revolving Line of Credit (the “Credit Draw”). The Credit Draw was undertaken as a precautionary measure to provide increased liquidity and preserve financial flexibility in light of the disruption and uncertainty resulting from the COVID-19 pandemic. Following the Credit Draw, debt outstanding under the Development Line of Credit and the Revolving Line of Credit totaled $21,000. In October 2020, the Company repaid $10,000 of the $20,000 outstanding Development Line of Credit balance.

On April 15, 2020, the Company entered into a modification of the Second Loan Agreement impacting the Term Loan, which deferred the two remaining principal payments totaling $556 until the Term Loan’s new maturity date which was modified to be September 3, 2021. As noted below, the Fourth Loan Agreement further modified the maturity date of the Term Loan to December 10, 2020. With respect to interest payments in the interim, the Term Loan was modified to defer such payments until July 3, 2020 at which point monthly interest payments resumed and continued through its maturity date of December 10, 2020.  Similar to the Term Loan, the Company also negotiated for the deferral of principal and interest payments related to the Mortgage Loan and executed deferral letters in both April 2020 and June 2020 related to such deferrals. The principal payments otherwise due in April through September 2020 totaling $834 will now be payable when the loan matures on January 1, 2023 and interest payments resumed on July 3, 2020. The Company also reached an agreement with its lender in April 2020 to defer interest payments on its Development Line of Credit and Revolving Line of Credit for the months of April, May and June 2020, and interest payments resumed on July 3, 2020.

On June 5, 2020, the Company entered into the Third Loan Agreement with Pinnacle Bank which amended its Revolving Line of Credit to expand its capacity from $1,000 to a total of $16,000 by adding an accordion feature for the additional $15,000, with the additional capacity available for general corporate purposes, including working capital and letters of credit. This amendment also required the Company to pledge five previously unencumbered fee-owned properties as collateral to the lender. The additional capacity is available for borrowing by the Company in amounts up to and including $5,000 per fiscal month beginning in the eighth fiscal month of 2020, with any amounts not borrowed during any particular period to be available for borrowing in subsequent periods. Any advances on the expanded Revolving Line of Credit are contingent on the Company achieving certain levels of revenue on a trailing three-fiscal-month basis. The Third Loan Agreement also modified the interest rate with respect to the Revolving Line of Credit as discussed above.

Additionally, the Third Loan Agreement included certain terms agreed upon in a May 2020 waiver, which waived financial covenant compliance for then existing financial covenants under the Second Loan Agreement beginning May 7, 2020 through the period ending July 4, 2021, and implemented two new financial covenants.  These financial covenants are now incorporated in the Fourth Loan Agreement, which also extended the Company’s obligation to maintain these financial covenants through the new maturity date at the end of fiscal 2022. The details of the new financial covenants are detailed below.

The Company entered into the Fourth Loan Agreement with Pinnacle Bank on October 28, 2020, which extended the maturity dates of the Revolving Line of Credit, the Development Line of Credit, and the Mortgage Loan to January 1, 2023 and modified the maturity date of the Term Loan to December 10, 2020. The Fourth Loan Agreement also modified interest rates for the Mortgage Loan, the Term Loan and the Development Line of Credit to align such rates with the interest rate for the Revolving Line of Credit as discussed above. Lastly, as discussed below, the Fourth Loan Agreement modified loan covenants as detailed below.

Financial Covenants

The Fourth Loan Agreement incorporates the financial covenants previously in effect under the Third Loan Agreement and adds a fixed charge coverage ratio covenant (originally in the Second Loan Agreement with our lender).  Further, a previously applicable financial covenant referred to as the maximum adjusted debt to EBITDAR ratio in the Company’s previous filings was eliminated in the Fourth Loan Agreement as mentioned above. The financial covenants under the Fourth Loan Agreement require (i) minimum revenue of (a) at least $99,800 for the Company’s fiscal year ended January 3, 2021, (b) at least $118,400 on a four quarter trailing basis by April 4, 2021, and (c) at least $166,800 on a four quarter trailing basis by July 4, 2021 through the maturity date, and (ii) a maximum adjusted debt to tangible net worth ratio of 0.80 or less, measured quarterly beginning September 27, 2020, and (iii) a fixed coverage charge of not less than 1.00 to 1.00 for the period commencing July 5, 2021 through January 2, 2022, and not less than 1.05 to 1.00 beginning on January 3, 2022 through January 1, 2023, or the maturity date.  The fixed charge coverage ratio is defined in the Fourth Loan Agreement as the ratio of (a) the sum of net (loss) income for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the remaining term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus non-cash share-based compensation expense plus other non-cash expenses or charges plus expenses associated with a public offering, spin-off, strategic evaluation, or acquisition/merger process regardless of whether such events occur or are delayed minus the greater of either actual store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40 to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long-term debt and finance lease obligations made during such period, all determined in accordance with U.S. GAAP. Additionally, the Fourth Loan Agreement specifically states that for purposes of the financial covenant calculations, operating leases are not considered indebtedness.

If an event of default shall occur and be continuing under the Fourth Loan Agreement, the commitment under the Fourth Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. As discussed above, J. Alexander’s, LLC received a waiver of the then existing financial covenants during certain reporting periods in 2020, and it was in compliance with all applicable financial covenants during each of the non-waived reporting periods during fiscal 2020.

Paycheck Protection Program

On April 10, 2020 and April 15, 2020, respectively, J. Alexander’s, LLC and Stoney River Management Company, LLC each an indirect subsidiary of the Company, were each granted loans from Pinnacle Bank in the aggregate amounts of $10,000 and $5,100 pursuant to the Paycheck Protection Program under the CARES Act. The Company believed its subsidiary operating companies were eligible for the loans in accordance with the special eligibility provisions for larger companies under provisions included in the CARES Act and the applicable implementing guidance issued by the U.S. Small Business Administration under the Paycheck Protection Program that was available at the time loan applications were submitted. The loans had been obtained to support the goal in the legislation of providing financial assistance to restaurant-level employees, including approximately 3,400 furloughed hourly employees that were not assisting with the Company’s carry-out programs at the time, and to restore the Company’s workforce as quickly as possible once dine-in operations could be safely resumed in accordance with applicable state and local government guidelines. However, as a result of additional guidance issued by the United States Treasury Department and the U.S. Small Business Administration on April 23, 2020, the Company repaid both the $10,000 and $5,100 loans in full on April 29, 2020.

Other

Deferred loan costs are $1,040 and $508, net of accumulated amortization expense of $703 and $436 at January 3, 2021 and December 29, 2019, respectively. Deferred loan costs are being amortized to interest expense over the life of the related debt.  For the next five fiscal years, scheduled amortization of deferred loan costs is as follows: 2021 – $169; 2022 - $168; and 2023 and thereafter – $0.

At January 3, 2021, the amounts outstanding under the Development Line of Credit and Revolving Line of Credit were $10,000 and $1,000, respectively, and a total of $25,000 was available to us for borrowing under these lines of credit on this date. At January 3, 2021, the Fourth Loan Agreement was secured by the real estate, equipment and other personal property of 17 restaurant locations with an aggregate net book value of $38,379.

The aggregate maturities of long‑term debt for the five fiscal years succeeding January 3, 2021 are as follows: 2021 – $1,667; 2022 – $13,083; 2023 and thereafter – $0.

Note 11 - Other Long‑Term Liabilities

Other long‑term liabilities consisted of the following:

	January 3,	December 29,
	2021	2019
Noncurrent portion of deferred employer FICA tax	$1,796	$-
Uncertain tax positions	14	9
Other	92	129
Other long-term liabilities	$1,902	$138

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

The following table presents the Company’s net sales disaggregated by source for the periods presented:

	Year Ended
	January 3,	December 29,	December 30,
	2021	2019	2018
Restaurant	$182,951	$246,826	$241,886
Gift card breakage	422	443	378
Net sales	$183,373	$247,269	$242,264

The Company recognized revenue associated with gift cards redeemed by guests during fiscal years 2020, 2019 and 2018 of $3,242, $4,115 and $4,011, respectively.  Further, of the amounts that were redeemed during fiscal years 2020, 2019 and 2018, $2,069, $2,464 and $2,396 were recorded within unearned revenue at the beginning of each respective fiscal year.  Unearned revenue increased by $3,314 and $4,723 as a result of gift cards sold during the fiscal years 2020 and 2019, respectively.

Note 13 - Leases

The Company adopted ASC Topic 842, Leases, as of the first day of fiscal year 2019, December 31, 2018, electing the optional transition method to apply the standard as of the effective date. Accordingly, the Company recorded a cumulative-effect adjustment to opening retained earnings for the impairment of an abandoned ROU asset at the effective date for a restaurant that was previously impaired and the remaining lease payments were accounted for under ASC Topic 420, Exit or Disposal Obligations, as shown in the Consolidated Statement of Shareholders’ Equity. Additionally, the adoption of Topic 842 had a material impact on the Company’s assets and liabilities as a result of the recognition of operating lease ROU assets and lease liabilities on its Consolidated Balance Sheets. The adoption of Topic 842 did not have a material effect on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Statements of Cash Flows.

As of January 3, 2021, the Company is party to 30 separate operating leases for real estate on which it currently operates its restaurants and has its corporate office space and remains a party to one operating lease for a closed location. Additionally, during fiscal year 2020, the Company took possession of the new restaurant location in San Antonio, Texas, and the Redlands Grill location is slated to open in March 2021. Further, the Company entered into a lease for a new restaurant location in Madison, Alabama, which it anticipates will open during the fourth quarter of 2021 but for which it has not yet taken possession. The commencement date of the Madison, Alabama, location has been delayed from the previously anticipated date due to the Company’s decision to limit capital expenditures in response to the COVID-19 pandemic. Each of the leases for the two new locations include a lease term, including option periods, of 30 years. The Company is also party to one equipment operating lease.

The Company modified certain of its leases during fiscal year 2020 for matters unrelated to the COVID-19 pandemic and updated the ROU assets, lease liabilities and related incremental borrowing rates as required.

During fiscal year 2020, the Company was granted COVID-19 related rent concessions for 16 of its restaurant locations and for its corporate office. Under these landlord agreements, certain rent payments will be deferred for various periods, generally providing for 50% rent deferral ranging between three to six months.  Certain other locations received rent abatements ranging from 50% to the full amount of the original lease amount for a period of three to seven months.  The Company has elected to account for lease concessions resulting directly from COVID-19 as though the enforceable rights and obligations to the concessions existed in the respective agreements at lease inception and will not account for the concessions as lease modifications, unless the concession results in a substantial increase in the Company’s obligations, taking into consideration the guidance issued by the FASB in its Staff question-and-answer document regarding rent concessions related to the effects of the COVID-19 pandemic. Of the 17 rent concessions, 15 agreements qualified for this accounting election, and the remaining two agreements were treated as lease modifications due to a significant extension to the lease term resulting in a substantial increase in total lease payments associated with each lease. The Company’s ROU assets and lease liabilities have been remeasured for lease concessions received to take into consideration the impact of the two lease modifications including adjustment for their respective incremental borrowing rates as well as the timing of the aforementioned abatements and deferrals, the impact of which is presented in the information below.

Components of lease cost are as follows:

	Year Ended	Year Ended
	January 3,	December 29,
	2021	2019
Operating lease cost	$9,311	$8,930
Variable lease cost	2,558	2,438
Short-term lease cost	162	167
Total lease cost	$12,031	$11,535

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Year Ended	Year Ended
	January 3,	December 29,
	2021	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$7,885	$8,330
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	4,468	3,752

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows as of the period indicated:

	January 3,	December 29,
	2021	2019
Weighted-average remaining lease term	15.9 years	15.7 years
Weighted-average discount rate	5.84%	6.01%

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

January 3,
2021
2021	$10,097
2022	9,731
2023	9,745
2024	9,402
2025	8,718
2026 and thereafter	87,675
Total minimum lease payments	135,368
Less: Imputed interest (1)	50,972
Present value of lease liabilities	$84,396

(1) Amount necessary to reduce net minimum lease payments to present value calculated using our incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of Topic 842) or lease inception (for those leases entered into after the adoption date).

Note 14 – Income Taxes

Significant components of the Company’s income tax benefit for the periods indicated below are as follows:

	Year Ended
	January 3,	December 29,	December 30,
	2021	2019	2018
Current income taxes:
Federal	$(6,936)	$697	$(152)
State and local	192	678	565
Total current income taxes	(6,744)	1,375	413
Deferred income taxes:
Federal	(1,257)	(1,838)	(2,041)
State and local	(448)	(105)	32
Total deferred income taxes	(1,705)	(1,943)	(2,009)
Income tax benefit	$(8,449)	$(568)	$(1,596)

The Company’s effective tax rate differs from the federal statutory rate as set forth in the following table for the periods indicated:

	Year Ended
	January 3,	December 29,	December 30,
	2021	2019	2018
Federal income tax	21.0%	21.0%	21.0%
Federal tax reform	-	-	3.3
Goodwill impairment impact	(10.7)	-	-
State income tax	1.4	6.0	14.3
Wage credits	6.1	(32.3)	(107.5)
Uncertain tax positions	-	-	(0.3)
Return to provision	0.1	(0.6)	(3.1)
Rate differential between current and deferred taxes	10.1	-	(1.3)
Incentive Stock Options	(0.2)	1.3	4.4
Other	(0.5)	(2.3)	2.8
Effective tax rate	27.3%	(6.9)%	(66.4)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of January 3, 2021, and December 29, 2019, are as follows:

	January 3,	December 29,
	2021	2019
Deferred tax assets:
Net operating loss carryforwards	$742	$207
Accrued bonuses	3	47
Share-based compensation awards	739	546
State bonus depreciation	282	115
General business credit carryforward	7,108	3,304
Other	120	77
Total deferred tax assets	8,994	4,296
Less: deferred tax assets valuation allowance	(317)	(168)
Total net deferred tax assets	8,677	4,128
Deferred tax liabilities:
Partnership differences	(4,050)	(1,210)
Total deferred tax liabilities	(4,050)	(1,210)
Net deferred tax asset	$4,627	$2,918

ASC Topic 740, Income Taxes, establishes procedures to measure deferred tax assets and liabilities and assess whether a valuation allowance relative to existing deferred tax assets is necessary. Management assesses the likelihood of realization of the Company’s deferred tax assets and the need for a valuation allowance with respect to those assets based on the weight of available positive and negative evidence. As of January 3, 2021, management determined that a valuation allowance of $317 was necessary relative to certain state net operating loss and capital loss carryforwards which are not expected to be realized. Management also determined at January 3, 2021 that it is more likely than not that the results of future operations and reversal of deferred tax liabilities will generate sufficient taxable income to realize the remaining deferred tax assets not covered by this valuation allowance.

As of January 3, 2021, the Company has state gross operating loss carryforwards gross of the valuation allowance and uncertain tax positions discussed above of approximately $15,185 expiring in years 2021 through 2040 as well as an additional $3,029 that will never expire. The Company also has federal general business credit carryforwards of $7,108 expiring in 2031 through 2040.

The CARES Act includes several significant income and other business tax provisions that, among other things, eliminates the taxable income limit for certain net operating losses (“NOLs”) and allows businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior tax years, loosens the business interest limitation under Internal Revenue Code Section 163(j) and fixes the qualified improvement property (“QIP”) regulations in the 2017 Tax Cuts and Jobs Act. As a result of the CARES Act, the Company estimates that it will be able to obtain a $6,856 tax refund from the carryback of $23,761 fiscal 2020 gross federal NOLs, which otherwise would have an indefinite carryforward period.

Additionally, the Company has recorded a liability (including interest) in connection with uncertain tax positions related to state tax issues totaling $72 and $66 as of January 3, 2021 and December 29, 2019, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes.  The Company has accrued interest related to unrecognized tax benefits of approximately $6 and $1 as of January 3, 2021 and December 29, 2019, respectively.

A reconciliation of the beginning and ending unrecognized tax benefit associated with these positions (excluding federal benefit and the aforementioned accrued interest) is as follows:

	January 3,	December 29,
	2021	2019
Balance at the beginning of the year	$83	$88
Changes based on tax positions taken during the current year	-	-
Changes based on tax positions taken during prior years	-	-
Reductions related to settlements with taxing authorities and
lapses of statutes of limitations	-	(5)
Balance at the end of the year	$83	$83

As of January 3, 2021, the total amount of gross unrecognized tax benefit that, if recognized, would impact the effective tax rate was $23. The Company expects that gross unrecognized benefits will decrease by $18 due to statute expirations within the next twelve months.

The Company and its subsidiaries file a partnership federal income tax return, consolidated corporate federal income tax return, and a separate corporate federal income tax return as well as various state and local income tax returns. The earliest year open to examination in the Company’s major jurisdictions is 2017 for federal and 2016 for state income tax returns.

Note 15 – Share-based Compensation

For the years ended January 3, 2021, December 29, 2019 and December 30, 2018, the Company recorded total share-based compensation expense of $1,878, $1,498 and $3,765, respectively, the components of which are discussed in further detail below.

J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan

Under the J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan (the “Plan”), directors, officers and key employees of the Company may be granted equity incentive awards, such as stock options, restricted stock and stock appreciation rights in an effort to retain qualified management and personnel. The Company’s Board approved the amended and restated plan in May 2019, and it was subsequently approved by shareholders of the Company in June 2019 at the annual meeting of shareholders. The amended and restated plan authorizes a maximum of 2,850,000 shares of the Company’s common stock to be issued to holders of these equity awards. At January 3, 2021, December 29, 2019 and December 30, 2018, total shares available to be granted pursuant to the Plan (or the predecessor plan) were 351,750; 721,250; and 4,250, respectively.

Stock Option Awards

Under the Plan and the predecessor plan, the Compensation Committee and the Board of the Company have awarded stock option grants totaling 1,776,750 options, with 246,000 awarded in fiscal 2020, to certain members of management, and the contractual term for each grant is seven years.  The requisite service period for each grant is four years with each vesting in four equal installments on the first four anniversaries of their respective grant dates.  A total of 37,500 options have been forfeited since the inception of the plan, 2,500 of which occurred in fiscal year 2020. No stock options were granted in fiscal 2019.

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock option awards and used the following assumptions for the indicated periods during which grants were made as noted above:

	Year Ended	Year Ended
	January 3, 2021	December 30, 2018
Dividend yield	0.00%	0.00%
Volatility factor	50.00%	37.00%
Risk-free interest rate	0.22%	2.69%
Expected life of options (in years)	4.75	4.75
Weighted-average grant date fair value	$1.69	$3.42

The expected life of stock options granted during the period presented was calculated in accordance with the simplified method described in SEC Staff Accounting Bulletin (“SAB”) Topic 14.D.2 in accordance with SAB 110. This approach was utilized due to the lack of exercise history and the anticipated behavior of the overall group of grantees. The risk-free rate for periods within the contractual life of the options is based on the five-year U.S. Treasury bond rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group within the industry. The dividend yield was set at zero as the underlying security does not pay a dividend. Additionally, management has made an accounting policy election to account for forfeitures when they occur.

A summary of stock options under the Company’s equity incentive plan is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 29, 2019	1,495,750	$9.57
Issued	246,000	5.00
Exercised	-	-
Forfeited	(2,500)	8.90
Outstanding at January 3, 2021	1,739,250	$8.92

At January 3, 2021, December 29, 2019 and December 30, 2018, stock options exercisable were 1,238,250; 976,063; and 602,125, respectively.

As these awards contain only service conditions for vesting purposes and have a graded vesting schedule, the Company has elected to recognize the expense over the requisite service period for the entire award.  Stock option expense totaling $803, $1,105 and $1,121 was recognized for fiscal years 2020, 2019 and 2018, respectively, which is included in the “General and administrative expenses” line item on the Consolidated Statements of Operations and Comprehensive (Loss) Income.  At January 3, 2021, the Company had $867 of unrecognized compensation cost related to these stock options which is expected to be recognized over a period of approximately 3.59 years.

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. This amount changes based on the fair market value of the Company’s common stock and totaled $563, $379 and $0 at January 3, 2021, December 29, 2019 and December 30, 2018, respectively, for options outstanding. The intrinsic value of options exercisable at January 3, 2021, December 29, 2019 and December 30, 2018 totaled $0, $277 and $0, respectively. No options were exercised in fiscal years 2020, 2019 or 2018.

The following table summarizes the Company’s non-vested stock option activity for the year ended January 3, 2021:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested stock options at December 29, 2019	519,687	$3.26
Granted	246,000	1.69
Vested	(264,063)	3.11
Forfeited	(625)	2.81
Non-vested stock options at January 3, 2021	500,999	$2.57

The total fair value of stock options vested during fiscal years 2020, 2019 and 2018 was $820, $1,187 and $751, respectively.

The following table summarizes information about the Company’s stock options outstanding at January 3, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 3, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 3, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$5.00	246,000	6.59 years	$5.00	-	-	$-
$8.90	532,500	2.84 years	8.90	532,500	2.84 years	8.90
$9.55	510,000	4.13 years	9.55	255,000	4.13 years	9.55
$10.24	13,750	2.32 years	10.24	13,750	2.32 years	10.24
$10.39	437,000	1.77 years	10.39	437,000	1.77 years	10.39
$5.00 - $10.39	1,739,250	3.48 years	$8.92	1,238,250	2.72 years	$9.57

Restricted and Performance Shares

In fiscal 2020 and 2019, the Company granted 63,000 and 264,000 restricted share awards, respectively, under the Plan to members of its Board in 2020, and, in 2019, to members of the Board and certain employees of the Company. Also, in fiscal 2019, 52,500 performance share awards were granted to certain employees of the Company under the Plan. Restricted share awards are subject to only a service condition while performance share awards are regarded as contingently issuable common shares which are dependent upon achievement of certain performance targets by the Company. With respect to the restricted share awards, the restricted period for the 2019 grant is four years with the restriction expiring in four equal installments on the first four anniversaries of their respective grant dates. For the 2020 restricted share award grant, the vesting period is one year from the date of the grant. For the performance share awards, the performance period shall be any four consecutive fiscal quarters during the sixteen-quarter period beginning with the fiscal quarter in which the awards were granted. The performance target must be met for the performance period in order for the restriction to lapse.

The following table summarizes the Company’s non-vested restricted and performance share activity for the year ended January 3, 2021:
	Restricted Shares		Performance Shares
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested restricted shares at December 29, 2019	264,000	$10.75	52,500	$10.75
Granted	63,000	4.43	-	-
Vested	(65,997)	10.75	-	-
Forfeited	-	-	-	-
Non-vested restricted shares at January 3, 2021	261,003	$9.22	52,500	$10.75

Expense associated with the restricted shares is recognized using the straight-line method over the requisite service period, accounting for forfeitures as they occur. Expense associated with the performance share awards is recognized using the tranche method wherein the Company treats each vesting tranche as a separate award with compensation cost for each award recognized over its vesting period.  The Company anticipates that the performance condition will be met during the performance period. The grant date fair value for the fiscal year 2020 and 2019 awards was $4.43 and $10.75, respectively, based on the Company’s quoted stock price on the date of grant. The Company recorded non-cash share-based compensation expense for restricted shares totaling $834 and $277 during fiscal years 2020 and 2019, respectively. Such expense for performance shares totaled $241 and $115 for fiscal years 2020 and 2019, respectively. Based on estimates at January 3, 2021, the Company had $2,005 and $208 of unrecognized compensation expense related to the restricted and performance awards, respectively, that will be recognized over a period of approximately 2.7 years. The fair value of shares earned as of the vesting date during fiscal year 2020 was $292. Subsequent to the fiscal 2020 year-end, the Company granted 20,000 restricted share awards. The restricted period is four years with the restriction expiring in four equal installments on the first four anniversaries of the grant date.

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

The Class B Units issued to the Company’s management have been classified as equity awards and share-based compensation expense is based on the grant date fair value of the awards. At January 3, 2021, the applicable hurdle rate for these Class B Units was not met.

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

The member equity price per unit was based on an enterprise valuation of J. Alexander’s Holdings, LLC divided by the number of Class A Units outstanding at the date of grant.  The Class B hurdle price is based on the hurdle rate divided by the number of Class A Units outstanding at the time of grant. The expected life of management profits interest awards granted during the period presented was determined based on the vesting term of the award which also includes a six-month holding period subsequent to meeting the requisite vesting period. The risk-free rate for periods within the contractual life of the profit interest award is based on an extrapolated four-year U.S. Treasury bond rate in effect at the time of grant given the expected time to liquidity. The Company utilized a weighted rate for expected volatility based on a representative peer group of comparable public companies. The dividend yield was set at zero as the underlying security does not pay a dividend. The protective put method was used to estimate the discount for lack of marketability inherent to the awards due to the lack of liquidity associated with the post-vesting requirement and other restrictions on the Class B Units.

As a result of the reorganization transactions on September 28, 2015 and as evidenced in the executed Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, entered into in connection with the reorganization transactions, the members’ equity of J. Alexander’s Holdings, LLC was recapitalized such that the total outstanding Class B Units granted to management as discussed above was reduced on a pro rata basis from 885,000 to 833,346 which is also the number of Class B Units outstanding as of January 3, 2021, and resulted in an adjusted grant date fair value relative to these units of $1.87.

As these awards contain only service conditions for vesting purposes and have a graded vesting schedule, the Company elected to recognize the expense over the requisite service period for the entire award and, as of January 3, 2021, the Company had $0 of unrecognized compensation cost related to these awards as the units fully vested on January 1, 2018. The total grant date fair value of units vested during fiscal years 2020, 2019 and 2018 was $0, $0 and $779, respectively.  There was no redemption value of the outstanding management profits interest awards as of January 3, 2021 as the fair value was less than the hurdle rate.

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

These awards constituted nonemployee awards.  Therefore, the Company remeasured the fair value of the awards at each reporting date through October 6, 2018 using the valuation model applied in previous periods.  The portion of services rendered to each reporting date was applied to the current measure of fair value to determine the expense for the relevant period.  Because these awards had a graded vesting schedule, the Company elected to recognize the compensation cost on a straight-line basis over the three-year requisite service period for the entire award.  Black Knight profits interest expense totaling $0, $0 and $2,644 was recognized for fiscal years 2020, 2019 and 2018, respectively, which is included in the “General and administrative expense” line item on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Note 16 – Other Employee Benefits

A subsidiary of the Company maintains a Savings Incentive and Salary Deferral Plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for the benefit of its employees and their beneficiaries. Under the 401(k) Plan, qualifying employees can defer a portion of their income on a pretax basis through contributions to the 401(k) Plan, subject to an annual statutory limit. All employees with at least six months of service and who are at least 21 years of age are eligible to participate. For each dollar of participant contributions, up to 3% of each participant’s salary and bonus, the Company makes a minimum 25% matching contribution to the 401(k) Plan with a discretionary match allowable in addition and subject to the approval of the compensation committee of the Board on an annual basis. Such discretionary match was set at an additional 25% of the first 3% of each participant’s salary and bonus contributions for fiscal year 2020. Matching contributions vest according to a vesting schedule defined in the plan document.

A subsidiary of the Company also has a nonqualified deferred compensation plan under which executive officers and certain senior managers may defer receipt of their compensation, including up to 50% of applicable salaries and bonuses, and may be credited with matching contributions subject to the annual approval by the compensation committee of the Board. Such discretionary match was set at 25% of the first 3% of each participant’s salary and bonus contributions for fiscal year 2020. Amounts that are deferred under this plan, and any matching contributions, are increased by earnings and decreased by losses based on the performance of one or more investment measurement funds elected by the participants from a group of funds, which the plan administrator has determined to make available for this purpose. Participant account balances totaled $1,405 and $1,050 at January 3, 2021 and December 29, 2019, respectively. Although this plan is not required to be funded, the Company makes investments in trading securities which are equivalent funds to those selected by participants, and the balance of those investments at January 3, 2021 and December 29, 2019 was $1,222 and $833, respectively.

Expense for matching contributions associated with the 401(k) Plan and the nonqualified deferred compensation plan totaled $253, $119 and $122 for fiscal years 2020, 2019 and 2018, respectively.

A subsidiary of the Company has Salary Continuation Agreements, which provide retirement and death benefits to certain executive officers and certain other members of management. The recorded liability associated with these agreements totaled $6,568 and $6,053 at January 3, 2021 and December 29, 2019, respectively. The expense (income) recognized under these agreements was $627, $702 and $(206) for fiscal years 2020, 2019 and 2018, respectively.

J. Alexander’s, LLC is obligated to establish and fund the Trust (as defined in Note 2 above) under the Amended and Restated Salary Continuation Agreements with each of the agreement holders, which includes three of the Company’s executive officers and one former executive officer. These assets are classified as noncurrent within the Company’s Consolidated Financial Statements. J. Alexander’s, LLC made additional contributions of $75 and $95 to the Trust in fiscal years 2019 and 2018, respectively, and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the agreements. The Trust is subject to creditor claims in the event of insolvency, but the assets held in the Trust are not available for general corporate purposes. The Trust investments consisted of cash and cash equivalents, U.S. government agency obligations and corporate bonds.  The securities are designated as trading securities and carried at fair value. Refer to Note 4 – Fair Value Measurements for additional discussion regarding fair value considerations. As of January 3, 2021, the Trust balance was $4,927 consisting of $2,329 in aggregate cash surrender value of whole life insurance policies and $2,598 in Trust investments. The Company records changes in the fair value of assets held in the Trust in the “Other, net” line item on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Note 17 – Stockholders’ Equity

The Company is an independent public company, and its common stock is listed under the symbol “JAX” on The NYSE. The Company also owns, directly or indirectly, all of the outstanding Class A Units and is the sole managing member of J. Alexander’s Holdings, LLC. The Company is authorized to issue 40,000,000 shares of capital stock, consisting of 30,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of January 3, 2021 and

December 29, 2019, a total of 15,070,077 and 15,011,676 shares, respectively, of the Company’s common stock were outstanding. No shares of preferred stock were outstanding during either of the periods presented.

The pertinent rights and privileges of the Company’s outstanding common stock or restricted and performance share awards are as follows:

Voting rights. The holders of common stock as well as restricted and performance share awards are entitled to one vote per share on all matters to be voted upon by the shareholders.

Dividend rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board out of funds legally available therefor.  Holders of restricted and performance share awards are entitled to dividend rights once such shares have vested.  Prior to vesting, dividends may be accumulated for eventual payment once relevant restrictions have expired or performance targets are met by the Company, as applicable.

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

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these four leases at January 3, 2021 was approximately $987. In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for a certain real property lease. The total estimated amount of lease payments remaining on this lease at January 3, 2021 was approximately $259. There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company or its predecessor. Management believes any significant loss is remote.

(b)	Tax Contingencies

The Company is subject to real property, personal property, business, franchise and income, payroll and sales and use taxes in various jurisdictions within the United States and is regularly under audit by tax authorities. This is believed to be common for the restaurant industry. Management believes the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations for the Company.

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

Note 19 – Related-Party Transactions

On September 28, 2015, J. Alexander’s Holdings, LLC entered into the Management Consulting Agreement with Black Knight, pursuant to which Black Knight provided corporate and strategic advisory services to J. Alexander’s Holdings, LLC. On November 30, 2018, the Company terminated the Management Consulting Agreement by entering into the Termination Agreement.  The details pertaining to the termination of this agreement are discussed below.

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

During fiscal years 2018, management fees and reimbursable out-of-pocket costs of $703 were incurred relative to the Black Knight Management Consulting Agreement. Such costs are presented as a component of “General and administrative expenses” on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Note 20 – Non-controlling Interest

As discussed in Note 15, on January 1, 2015, J. Alexander’s Holdings, LLC adopted the 2015 Management Incentive Plan and granted equity incentive awards to certain members of management in the form of Class B Units. The Class B Units are profits interests in J. Alexander’s Holdings, LLC. Additionally, on October 6, 2015, J. Alexander’s Holdings, LLC granted Class B Units representing profits interests to Black Knight.  However, on February 28, 2019, in conjunction with the Termination Agreement with Black Knight, the 1,500,024 Class B Units held by Black Knight were cancelled and forfeited for no consideration. The Class B Units allow for the distribution of earnings in J. Alexander’s Holdings, LLC in the event that the hurdle amounts and vesting requirements are met and, as such, represent non-controlling interests in J. Alexander’s Holdings, LLC during the periods that they remain outstanding.  The Hypothetical Liquidation of Book Value method was used as of January 3, 2021, December 29, 2019 and December 30, 2018 to determine allocations of non-controlling interests consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to that calculation, no allocation of net (loss) income was made to non-controlling interests for fiscal years 2020, 2019 or 2018, respectively. A non-controlling interest balance has been presented on the Consolidated Balance Sheets and Statements of Stockholders’ Equity in the amount of $1,558 as of each January 3, 2021 and December 29, 2019, respectively, which represents profits interest compensation expense recorded by the Company. The share-based compensation expense associated with the Class B units granted to Black Knight were reclassified to additional paid-in capital in fiscal year 2019 as a result of their forfeiture and cancellation. As such, non-controlling interests consist solely of the non-cash compensation expense relative to the Class B Units held by management as of January 3, 2021 and December 29, 2019.  Such compensation costs have been reflected in the “General and administrative expenses” line item of the Consolidated Statements of Operations and Comprehensive (Loss) Income for fiscal year 2018.  No such compensation expense was recognized in 2020 or 2019 as the Class B Units held by management vested in fiscal year 2018.

Note 21 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended January 3, 2021 and December 29, 2019 (in thousands, except per share amounts):

	2020 Quarter ended
	March 29,	June 28,	September 27,	January 3,
Net sales	$56,972	$27,602	$46,230	$52,569
Operating (loss) income	(18,855)	(11,298)	(1,384)	1,484
(Loss) income from continuing operations
before income taxes	(18,979)	(11,352)	(1,643)	1,257
Net (loss) income	(17,644)	(6,988)	(1,760)	3,921
Basic (loss) earnings per share
(Loss) income from continuing operations,
net of tax	$(1.20)	$(0.47)	$(0.12)	$0.27
Loss from discontinued operations, net	(0.00)	(0.00)	(0.00)	(0.00)
Basic (loss) earnings per share	$(1.20)	$(0.48)	$(0.12)	$0.27
Diluted (loss) earnings per share
(Loss) income from continuing operations,
net of tax	$(1.20)	$(0.47)	$(0.12)	$0.27
Loss from discontinued operations, net	(0.00)	(0.00)	(0.00)	(0.00)
Diluted (loss) earnings per share	$(1.20)	$(0.48)	$(0.12)	$0.27

	2019 Quarter ended
	March 31,	June 30,	September 29,	December 29,
Net sales	$64,734	$62,229	$56,867	$63,439
Operating income	4,266	2,343	422	1,883
Income from continuing operations
before income taxes	4,146	2,244	342	1,753
Net income	3,848	2,168	771	2,030
Basic earnings per share
Income from continuing operations,
net of tax	$0.27	$0.15	$0.06	$0.14
Loss from discontinued operations, net	(0.00)	(0.00)	(0.00)	(0.00)
Basic earnings per share	$0.26	$0.15	$0.05	$0.14
Diluted earnings per share
Income from continuing operations,
net of tax	$0.27	$0.15	$0.06	$0.14
Loss from discontinued operations, net	(0.00)	(0.00)	(0.00)	(0.00)
Diluted earnings per share	$0.26	$0.15	$0.05	$0.14

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

This Annual Report does not include an attestation report of our independent registered public accounting firm, KPMG LLP, regarding internal control over financial reporting. We were not required to have, nor have we, engaged KPMG LLP to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report.

(c)	Changes in internal controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 3, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item with respect to directors of the Company will appear in, and is incorporated herein by reference to, our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 3, 2021.

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

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 3, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 3, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 3, 2021.

Item 14. Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended January 3, 2021.

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
10.6

Waiver Letter, dated May 6, 2020, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.2 of Quarterly Report on Form 10-Q filed June 9, 2020 (File No. 1-37473), is incorporated herein by reference).

10.7

Third Amended and Restated Loan Agreement, dated June 5, 2020, by and between J. Alexander’s, LLC and Pinnacle Bank (Exhibit 10.1 of Current Report on Form 8-K, filed June 9, 2020 (File No. 1-37473), is incorporated herein by reference).

10.8

Fourth Amended and Restated Loan Agreement dated October 28, 2020, by and between J. Alexander’s LLC and Pinnacle Bank (Exhibit 10.1 of Current Report on Form 8-K, filed November 2, 2020 (File No. 1-37473), is incorporated herein by reference).

10.9	J. Alexander’s Holdings, LLC 2015 Management Incentive Plan (Exhibit 10.7 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.10	Form of J. Alexander’s Holdings, LLC Unit Grant Agreement (Exhibit 10.8 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.11	J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan (Exhibit 99.1 of Form S-8 filed August 9, 2019 (File No. 1-37473), is incorporated herein by reference).*

10.12

Form of Non-Qualified Stock Option Award Agreement under the J. Alexander’s Holdings, Inc. 2015 Stock Incentive Plan (Exhibit 10.2 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.13

Form of Incentive Stock Option Award Agreement under the J. Alexander’s Holdings, Inc. 2015 Stock Incentive Plan (Exhibit 10.3 of Registration Statement on Form S-8 filed November 3, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.14

Form of Restricted Share Award Agreement under the J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan (Exhibit 10.2 of Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 1-37473), is incorporated herein by reference).*

10.15

Form of Performance Share Award Agreement under the J. Alexander’s Holdings, Inc. Amended and Restated 2015 Equity Incentive Plan (Exhibit 10.3 of Quarterly Report on Form 10-Q filed August 9, 2019 (File No. 1-37473), is incorporated herein by reference).*

10.16	J. Alexander’s, LLC Executive Nonqualified Excess Plan - Plan Document (Exhibit 10.12 of Annual Report on Form 10-K filed March 13, 2020 (File No. 1-37473), is incorporated herein by reference).*

10.17	J. Alexander’s, LLC Executive Nonqualified Excess Plan - Adoption Agreement (Exhibit 10.13 of Annual Report on Form 10-K filed March 13, 2020 (File No. 1-37473), is incorporated herein by reference).*

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

10.28

Letter Agreement, dated July 1, 2014, by and among J. Alexander’s, LLC and Mark A. Parkey (Exhibit 10.22 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).*

10.29

Employment Agreement dated March 14, 2018 by and among J. Alexander’s Holdings, Inc. and Jessica Hagler Root (Exhibit 10.23 of Annual Report on Form 10-K filed March 15, 2018 (File No. 1-37473), is incorporated herein by reference).*

10.30

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

10.34

Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Frank R. Martire (Exhibit 10.26 of Annual Report on Form 10-K filed March 30, 2016 (File No. 1-37473), is incorporated herein by reference).

10.35

Director Indemnification Agreement dated September 28, 2015 by and between J. Alexander’s Holdings, Inc. and Raymond R. Quirk (Exhibit 10.27 of Annual Report on Form 10-K filed March 30, 2016 (File No. 1-37473), is incorporated herein by reference).

10.36

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

10.38

Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and Mark A. Parkey (Exhibit 10.2 of Quarterly Report on Form 10-Q filed May 11, 2017 (File No. 1-37473), is incorporated herein by reference).

Reference Number per Item 601 of Regulation S-K	Description

10.39

Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and J. Michael Moore (Exhibit 10.3 of Quarterly Report on Form 10-Q filed May 11, 2017 (File No. 1-37473), is incorporated herein by reference).

10.40

Officer Indemnification Agreement dated May 10, 2017 by and between J. Alexander’s Holdings, Inc. and Jessica L. Hagler (Exhibit 10.4 of Quarterly Report on Form 10-Q filed May 11, 2017 (File No. 1-37473), is incorporated herein by reference).

10.41

Officer Indemnification Agreement dated March 14, 2018 by and between J. Alexander’s Holdings, Inc. and Jason S. Parks (Exhibit 10.36 of Annual Report on Form 10-K filed March 15, 2018 (File No. 1-37473), is incorporated herein by reference).

10.42

Cooperation Agreement dated April 20, 2020 by and between J. Alexander’s Holdings, Inc., Ancora Advisors, LLC, Ancora Merlin Institutional LP, Ancora Merlin LP, Ancora Catalyst Institutional LP, Ancora Catalyst LP, Ancora/Thelen Small-Mid Cap Mutual Fund and Frederick DiSanto (Exhibit 10.1 of Current Report on Form 8-K filed April 20, 2020 (File No. 1-37473), is incorporated herein by reference).

10.43	Director Indemnification Agreement dated April 20, 2020 by and between J. Alexander’s Holdings, Inc. and Carl J. Grassi.

10.44	J. Alexander’s Holdings, Inc. 2021 Summary of Director and Executive Officer Compensation*

18.1	Preferability Letter from Independent Registered Public Accounting Firm (Exhibit 18.1 of Quarterly Report on Form 10-Q filed June 9, 2020 (File No. 1-37473), is incorporated herein by reference).

21.1	List of subsidiaries of J. Alexander’s Holdings, Inc. (Exhibit 21.1 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company's Annual Report on Form 10-K for the year ended January 3, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 3, 2021, formatted in Inline XBRL (included in Exhibit 101).

*Denotes executive compensation plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: March 18, 2021	By:	/s/ Mark A. Parkey
Mark A. Parkey
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Mark A. Parkey	Chief Executive Officer and President (Principal Executive Officer)	March 18, 2021
Mark A. Parkey

/s/ Jessica L. Hagler	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 18, 2021
Jessica L. Hagler

/s/ Lonnie J. Stout II	Executive Chairman of the Board of Directors	March 18, 2021
Lonnie J. Stout

/s/ Douglas K. Ammerman	Director	March 18, 2021
Douglas K. Ammerman

/s/ Carl J. Grassi	Director	March 18, 2021
Carl J. Grassi

/s/ Timothy T. Janszen	Director	March 18, 2021
Timothy T. Janszen

/s/ Ronald B. Maggard, Sr.	Director	March 18, 2021
Ronald B. Maggard, Sr.

/s/ Frank R. Martire	Lead Independent Director	March 18, 2021
Frank R. Martire

/s/ Raymond R. Quirk	Director	March 18, 2021
Raymond R. Quirk