Form 10-K/A
period 2021-01-03
J. Alexander's Holdings, Inc.
filed 2021-04-29
CIK 1617227

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

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

The number of shares of the Company’s common stock, $0.001 par value, outstanding at April 26, 2021 was 15,090,077.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

J. Alexander’s Holdings, Inc. (also referred to herein as the “Company”, “we”, “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended January 3, 2021 (the “Original Form 10-K”), with the United States Securities and Exchange Commission (the “Commission”) on March 18, 2021. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, because the Company’s definitive proxy statement will not be filed with the Commission within 120 days after the end of the Company’s fiscal year ended January 3, 2021. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K.   Additionally, this Form 10-K/A hereby amends and restates the cover page of the Original Form 10-K to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the consolidated financial statements previously filed with the Original Form 10-K. Because no consolidated financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S‑K, paragraphs 3, 4 and 5 of the certifications have been omitted.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10‑K, including, without limitation, the consolidated financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Commission. Terms used but not defined herein are as defined in our Original Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

The Company cautions that certain information contained or incorporated by reference in this report and our other filings with the Commission, in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial conditions, results of operations, plans, objectives, future performance and business.  Forward‑looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions or strategies and regarding the future.  We disclaim any intent or obligation to update these forward-looking statements.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Douglas K. Ammerman

Mr. Ammerman, 69, has served as a director of the Company since September 2015.  Mr. Ammerman has also served as a director of Fidelity National Financial, Inc. (“FNF”), a provider of commercial and residential mortgage and diversified services, since July 2005. Mr. Ammerman is a retired partner of KPMG LLP, where he became a partner in 1984. Mr. Ammerman formally retired from KPMG LLP in 2002. Additionally, he currently serves as a director of Stantec Inc. and Dun and Bradstreet Holdings, Inc. Within the past five years, Mr. Ammerman also has served as a director of Remy International, El Pollo Loco Holdings, Inc. and William Lyon Homes, Inc. As a member of our Board, Mr. Ammerman contributes his significant financial and accounting background and expertise, including his 18 years as a partner with KPMG LLP and his experience as a director on the boards of directors of other companies.

Carl J. Grassi

Mr. Grassi, age 61, is a Member at business advisory and advocacy law firm McDonald Hopkins, LLC (“McDonald Hopkins”) and serves on its Board of Directors. Mr. Grassi was firm chairman from 2016 to 2019 at McDonald Hopkins after serving as firm president for nine years. Mr. Grassi is a member of the Advisory Board of Ancora Holdings Inc. Mr. Grassi has served as Chairman and a director of Regional Brands, Inc., a publicly traded holding company, since November 2016. Mr. Grassi has also served as a director of DiVal, Inc. d/b/a W. F. Hann & Sons, an HVAC plumbing contractor, since 2003 and Hynes Industries, Inc., a custom steel manufacturer, since 2019. Mr. Grassi previously served as a director of Mace Security International, Inc., a publicly traded manufacturer of a wide range of security products, from April 2016 to March 2018. Mr. Grassi’s qualifications to serve on our Board include his experience as corporate counsel to a number of middle-market and growth companies and his extensive experience assisting clients with corporate law and tax law matters.

Timothy T. Janszen

Mr. Janszen, 57, has served as a director of the Company since September 2015, and prior to that time he served on the board of managers of our subsidiaries, J. Alexander’s Holdings, LLC (the “Operating LLC”) and J. Alexander’s, LLC, from February 2013 and January 2013, respectively, until September 2015. Mr. Janszen has been the Chief Executive Officer of Newport Global Advisors, L.P. (“Newport”), an investment management firm, since September 2005. He also serves as Principal Executive Officer and Operating Manager of NGA Holdco, LLC, which holds equity in entities related to the gaming industry. Prior to joining Newport, Mr. Janszen held a number of positions, including Managing Director, at AIG Global Investment Group, an investment management firm, which he joined in 2001. As a member of our Board, Mr. Janszen contributes strategic, financial and capital markets expertise and management experience through his career with investment advisory firms and service on the board of directors of several private companies in the restaurant and hospitality industry, including Fidelity Newport Holdings, LLC (“FNH”), in which Newport is a minority owner.

Ronald B. Maggard, Sr.

Mr. Maggard, 71, has served as a director of the Company since September 2015. Mr. Maggard co-founded Maggard Enterprises, Inc., a former franchisee of Long John Silver’s and A&W restaurants, in 1970 and has been its Chairman of the Board and President since 1972. He was a franchisee of quick-service restaurants for over 30 years. Mr. Maggard served as a director of Santa Barbara Restaurant Group and former Chairman of Checkers Drive-In Restaurants, Inc., until 2002 and a former director of Carl Karcher Enterprises from 2003 to 2004. He served as a director of FNH until August 2017. As a member of our Board, Mr. Maggard contributes his extensive experience in restaurant operations.

Frank R. Martire

Mr. Martire, 73, has served as the Lead Independent Director of the Company since May 1, 2019. Prior to that time, Mr. Martire served as the Chairman of the Board of Directors from September 2015 to May 1, 2019. Mr. Martire also presently serves as Executive Chairman of NCR Corporation, a leading software and service-led enterprise provider in the financial, retail, hospitality and telecommunications and technology industries, and he has held this position since May 2018. From 2017 until May of 2018, Mr. Martire served as Non-Executive Chairman of Fidelity National Information Services, Inc. (“FIS”), an international provider of financial technology and outsourcing services. From 2015 to 2017, Mr. Martire served as Executive Chairman of FIS, and he has held management positions within FIS since 2009 when FIS acquired Metavante Technologies, Inc., a provider of financial technology services and software, regulatory advice and consulting, where he had served as Chairman of the Board and CEO from March 2003 to October 2009. Mr. Martire also serves on the board of directors of Cannae Holdings, Inc. (“Cannae”), following the completion of the split-off of Cannae from FNF in November 2017. Mr. Martire served as a director of FNH until August 2017. Mr. Martire’s qualifications to serve on our Board include his leadership roles in business management, strategy and innovation, and his strong track record of building and maintaining shareholder value and successfully negotiating and implementing mergers and acquisitions.

Raymond R. Quirk

Mr. Quirk, 74, has served as a director of the Company since September 2015. Mr. Quirk also presently serves as the Chief Executive Officer of FNF since December 2013 and as a director of FNF since February 2017. Previously, Mr. Quirk served as President of FNF beginning in April 2008. Mr. Quirk served as Co-President of FNF from May 2007 until April 2008, and as Co-Chief Operating Officer of FNF from October 2006 until May 2007. Since joining FNF in 1985, Mr. Quirk has served in numerous executive and management positions, including Executive Vice President, Co-Chief Operating Officer and Division Manager and Regional Manager, with responsibilities for managing direct and agency operations nationally. As a member of our Board, Mr. Quirk contributes his significant expertise in executive management oversight related to a broad range of key responsibilities.

Lonnie J. Stout II

Mr. Stout, 74, has served as the Executive Chairman of the Board of Directors since May 1, 2019.  Prior to that time, Mr. Stout served as a director as well as the President and Chief Executive Officer of the Company since its formation. Prior to the formation of the Company in 2014, he was a director/manager (as applicable), President and Chief Executive Officer of J. Alexander’s Corporation (“JAC”), the Operating LLC and J. Alexander’s, LLC (the successor entity to JAC), positions he held since May 1986. Mr. Stout joined JAC in 1979 and since that time held various leadership roles, including Executive Vice President and Chief Financial Officer of JAC from October 1981 to May 1984, and a member of the board of directors of JAC from 1982 until October 2012, and served as Chairman from July 1990 until October 2012. From November 2016 to October 2017, Mr. Stout served as Executive Vice Chairman of FNH, the owner and operator of O’Charley’s, 99 Restaurants and other restaurant concepts. Mr. Stout has over 35 years of experience in the hospitality, food services and restaurant business. His industry knowledge and experience make him a vital component to our Board.

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

Based solely on a review of the Forms 3, 4 and 5 and amendments thereto and certain written representations furnished to the Company, the Company believes that during the fiscal year ended January 3, 2021, its executive officers and directors and persons who own more than 10% of the Company’s outstanding equity securities complied with all applicable filing requirements, except for a Form 4 for Mr. Stout filed on August 12, 2020, which reported a transaction that occurred on August 9, 2020.

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

Nominating Procedures

No changes have been made to the procedures by which our shareholders may recommend nominees to our Board of Directors. As discussed further below, Mr. Grassi was also nominated in connection with the Cooperation Agreement.

Ancora Cooperation Agreement

On April 20, 2020, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with Ancora, Ancora Merlin Institutional LP, Ancora Merlin, LP, Ancora Catalyst Institutional LP, Ancora Catalyst LP, Ancora/Thelen Small-Mid Cap Mutual Fund and Frederick DiSanto (collectively, the “Ancora Parties”). Pursuant to the Cooperation Agreement, the Board agreed to appoint Carl J. Grassi as a Class II director of the Company with a term expiring at the 2020 Annual Meeting of Shareholders. Additionally, except in the event the Ancora Parties cease to collectively beneficially own in the aggregate at least 3% of the Common Stock, the Board agreed to nominate Mr. Grassi for election as a Class II director of the Company at the 2020 Annual Meeting of Shareholders. In the event Mr. Grassi (or any replacement director appointed in accordance with the provisions of the Cooperation Agreement) is unable (due to death or disability) to serve, resigns or is removed as a director during the term of the Cooperation Agreement, the Ancora Parties have the ability to recommend a replacement director who meets the conditions set forth in the Cooperation Agreement, so long as the Ancora Parties collectively beneficially own in the aggregate at least 3% of the Common Stock.

Unless earlier terminated by mutual written agreement of the Company and the Ancora Parties, the Cooperation Agreement terminates on the earlier of (i) the date that is 60 days prior to the date of the Company’s 2021 Annual Meeting of Shareholders, and (ii) the day immediately following any public announcement by the Company that it has abandoned its previously announced strategic review process.

At any meeting of shareholders held during the term of the Cooperation Agreement, the Ancora Parties have agreed to vote all of their shares of Common Stock in favor of recommendations of the Board with respect to (i) the election, removal and/or replacement of directors (a “Director Proposal”), (ii) the ratification of the appointment of the Company’s independent registered public accounting firm and (iii) any other proposal submitted to the Company’s shareholders at a meeting of the Company’s shareholders, in each case as such recommendation of the Board is set forth in the applicable definitive proxy statement filed in respect thereof; provided, however, that in the event both Institutional Shareholder Services Inc. (“ISS”) and Glass Lewis & Co., LLC (“Glass Lewis”) make a recommendation that differs from the recommendation of the Board with respect to any proposal submitted to the shareholders at any meeting of the Company’s shareholders (other than Director Proposals), the Ancora Parties are permitted to vote in accordance with the ISS and Glass Lewis recommendation; provided, further, that in the event Mr. Grassi (or any replacement director appointed in accordance with the provisions of the Cooperation Agreement) has voted against any publicly announced proposal relating to a merger, acquisition, disposition of all or substantially all of the assets of the Company and its subsidiaries or other business combination involving the Company, in each case, that requires a vote of the Company’s shareholders, the Ancora Parties are entitled to vote in their sole discretion with respect to such proposal.

In addition, during the term of the Cooperation Agreement, the Ancora Parties have agreed, subject to certain exceptions, to comply with certain customary standstill provisions, including, without limitation, the Ancora Parties’ (and their affiliates’) ownership of Common Stock being subject to a 9.9% cap.

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

Summary Compensation Table

The following table sets forth certain summary information for the year indicated with respect to the compensation awarded to, earned by, or paid to the named executive officers for fiscal years 2020 and 2019 for their service as employees and officers of us and our subsidiaries.

					Non-Equity
			Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(2)	($)(3)	($)(4)(5)	($)
Lonnie J. Stout II	2020	400,000	-	-	-	257,107	657,107
Executive Chairman of the Board	2019	466,667	424,625	-	258,914	267,711	1,417,917
Mark A. Parkey	2020	400,000	-	-	-	208,370	608,370
President and Chief Executive Officer	2019	353,262	704,125	-	195,996	222,058	1,475,441
J. Michael Moore	2020	285,000	-	70,980	-	188,429	544,409
Executive Vice President and Chief Operating Officer	2019	276,595	338,625	-	76,730	197,045	888,995

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
Name	($)
Lonnie J. Stout II	206,672	(2020)
	214,955	(2019)
Mark A. Parkey	154,079	(2020)
	178,363	(2019)
J. Michael Moore	132,987	(2020)
	153,529	(2019)

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

Base Salary. Base salaries are reviewed annually and may be adjusted in light of individual past performance, tenure, any change in the named executive officer’s position or responsibilities within our organization, or rates of inflation. The Compensation Committee reviews the base salary of the Chief Executive Officer and receives recommendations from the Chief Executive Officer regarding base salaries for the other named executive officers. Base salaries for all named executive officers were last adjusted in May of 2019 to the rates set forth in the table below, and, in light of the novel coronavirus (“COVID-19”) pandemic and the Company’s cash needs, the Compensation Committee elected not to consider raises for 2020.

2020 Base Salary
Named Executive Officer	($)
Lonnie J. Stout II	400,000
Mark A. Parkey	400,000
J. Michael Moore	285,000

Cash-Based Incentive Compensation. Part of our compensation philosophy is to incentivize the named executive officers using cash‑based incentive compensation tied primarily to our business objectives. We approve the payment of annual cash incentive compensation, if earned, because we believe it rewards executives for achieving our shorter-term business objectives.

Due to the impact of the COVID-19 pandemic on the Company’s operations and its financial results in fiscal year 2020, none of the named executive officers received a cash incentive bonus pursuant to the Plan under which they were eligible to receive a cash payment, as the 2020 performance targets that were established at the beginning of the fiscal year were not met. Performance targets are set annually by the Compensation Committee and communicated to participants. For fiscal years during which established performance targets are met, the amount of the cash payment is a percentage of the officer’s annual base salary earned by the officer during the applicable fiscal year. Each participant in the Plan is assigned an annual award target expressed as a percentage of the participant’s base salary earned during the applicable fiscal year. This annual award target is generally determined based on seniority, level of responsibility within our organization, and such person’s ability to influence profitability, meet our stated objectives of operational excellence and ensure the integrity of our financial statements and our reputation in the business community. In addition, our Compensation Committee has the discretionary authority to modify the annual award target based on its assessment of the individual participant’s performance.

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

Performance targets are calculated based on our achievement of designated levels of earnings before net interest expense, income taxes, depreciation, amortization, any pre-opening expenses, certain impairment charges, if applicable, along with adjustments for other items that do not reflect our performance for a given fiscal year (the “Plan Adjusted EBITDA”). The following table summarizes the potential cash incentives for each of our named executive officers if we had achieved the threshold, target and maximum Plan Adjusted EBITDA goals for fiscal year 2020.

	Threshold Plan	Target Plan	Maximum Plan
	Adjusted	Adjusted	Adjusted
Named Executive Officer	EBITDA	EBITDA	EBITDA
Lonnie J. Stout II	50% of Base Salary	100% of Base Salary	200% of Base Salary
Mark A. Parkey	50% of Base Salary	100% of Base Salary	200% of Base Salary
J. Michael Moore	25% of Base Salary	50% of Base Salary	100% of Base Salary

Cash Bonuses. On occasion, we may award discretionary cash bonus payments to the named executive officers to reward superior individual performance during a fiscal year. No discretionary cash bonus payments were made during fiscal year 2020.

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

Mr. Stout received 442,500 Class B Units and Messrs. Parkey and Moore each received 132,750 Class B Units on January 1, 2015. In the third quarter of fiscal year 2015, the Board of Directors of FNF approved the legal and structural separation of the Company from FNF, pursuant to which the Company became an independent, publicly-traded company (the “Spinoff”).  In conjunction with the Spinoff, the Operating LLC was recapitalized, and the Class B Units were adjusted on a pro-rata basis to 416,673 for Mr. Stout and 125,002 for each of Messrs. Parkey and Moore. These have a grant date fair value of $778,800 for Mr. Stout and $233,640 for each of Messrs. Parkey and Moore.

Vested Class B Units may be exchanged for, at the option of the Operating LLC, either (i) cash in an amount equal to the amount that would be distributed to the holder of those Class B Units by the Operating LLC upon a liquidation of the Operating LLC assuming the aggregate amount to be distributed to all members of the Operating LLC was equal to the implied valuation of the Company based upon its market capitalization on the date of exchange, (net of any assets and liabilities of the Company that are not assets or liabilities of the Operating LLC) or (ii) shares of the Company’s common stock, $0.001 par value (“Common Stock”), with a fair market value equal to the cash payment under (i) above.

The Class B Units issued to our management have been classified as equity awards, and compensation expense based on the grant date fair value has been recognized over the applicable vesting period of the grant in our Consolidated Financial Statements. No additional Class B Units have been issued to any named executive officer since January 1, 2015. No Class B Units have been redeemed to date.

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

In 2020, the Compensation Committee engaged Mercer (US) Inc. (“Mercer”) to advise on the structure, terms and size of potential equity award grants to be made to management and the members of the Board of Directors under the Plan. In August 2020, the Company made a grant of 42,000 stock options to Mr. Moore at an exercise price of $5.00 (a premium to the market price of the Company’s stock on the date of the grant). These options vest ratably over four years and have a seven-year term. In March 2021, the Company made a restricted share grant of 20,000 shares to Mr. Parkey with a grant date fair value of $8.89 per share (the closing price of the Common Stock on the date of the grant, March 3, 2021). The restricted share award is subject to a service condition only.  The restricted period for the grant is four years with the restriction expiring in four equal installments on the first four anniversaries of its grant date.

Employment Agreements. On December 26, 2008, JAC entered into employment agreements with Messrs. Stout, Parkey and Moore, which were each subsequently amended on July 30, 2012. Mr. Parkey’s employment agreement was amended again on July 1, 2014. The agreements provide that each of the named executive officers will continue to serve in their current offices and such other office or offices to which he may be appointed or elected by the applicable Board of Directors for the term of the agreement. Following the initial term of three years for Messrs. Stout, Parkey and Moore, each agreement has been subject to successive one-year automatic renewals unless either party gives written notice to the other party not less than 90 days prior to the end of the then-current term that it is electing not to extend the agreement. Each agreement provides for the named executive officer to continue to receive his current annual base salary as well as customary benefits, including remuneration pursuant to the Company’s cash compensation incentive plans (assuming applicable performance targets are met) or any long-term incentive award plans offered generally to executives of the Company and health insurance. Pursuant to the terms of each agreement, the Company or its predecessor, JAC, also agreed to reimburse the named executive officer for all reasonable business expenses incurred by such named executive officer in performance of his duties. Compensation payable under the agreements is subject to annual review by the Compensation Committee and may be increased as the Compensation Committee deems advisable.

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

Retirement Benefits. The Company provides a vested salary continuation benefit as the primary retirement benefit for certain senior executives, including Messrs. Stout, Parkey and Moore. They each receive this retirement benefit through Amended and Restated Salary Continuation Agreements between the Company and such named executive officer. A description of the vested salary continuation benefits provided under these agreements is described below under “Potential Payments Upon Termination or Change in Control.” In addition, the Company provides the named executive officers certain other retirement benefits, including participation in the Company’s 401(k) plan and a non-qualified deferred compensation plan, each of which were amended in 2019 in conjunction with the appointment of new trustees and recordkeepers for each plan. Each plan allows the named executive officer to defer a portion of his compensation income on a pre-tax basis through contributions to the plan. For fiscal 2020, the Company matched 25% of the named executive officer’s total elective contributions up to 3% of the named executive officer’s compensation for 2020 into the Company’s 401(k) plan. Additionally, the Compensation Committee may, in its sole discretion, authorize the Company to match additional deferrals on an annual basis for the Company’s 401(k) plan and the non-qualified deferred compensation plan separately. Such discretionary match for both fiscal 2020 and fiscal 2021 was approved by the Compensation Committee to be equal to an additional 25% of total elective contributions up to 3% of compensation for the 401(k) plan, resulting in a total match of 50% of contributions up to 3% of compensation. The approved discretionary match for both fiscal 2020 and fiscal 2021 relative to the

Company’s non-qualified deferred compensation plan is also equal to 25% of total elective contributions up to 3% of compensation. Earnings, gains and losses on deferral accounts under the non-qualified deferred compensation plan are determined quarterly and credited to participant accounts based on the gains or losses of hypothetical measurement funds selected by the Company. The Company does not provide above-market or preferential earnings on deferred compensation.

Outstanding Equity Awards at Fiscal Year-end Table

The following table summarizes the number of outstanding equity awards held by each of the named executive officers as of January 3, 2021.

Option Awards (1)						Stock Awards (3)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Lonnie J. Stout II						14,813	107,987	19,750	143,978
	125,000	0	10.39	10/13/2015	10/13/2022
	125,000	0	8.90	11/8/2016	11/8/2023
	62,500	62,500	9.55	2/21/2018	2/21/2025
Mark A. Parkey						24,563	179,064	32,750	238,748
	55,000	0	10.39	10/13/2015	10/13/2022
	60,000	0	8.90	11/8/2016	11/8/2023
	30,000	30,000	9.55	2/21/2018	2/21/2025
J. Michael Moore						23,625	172,226	-	-
	55,000	0	10.39	10/13/2015	10/13/2022
	60,000	0	8.90	11/8/2016	11/8/2023
	30,000	30,000	9.55	2/21/2018	2/21/2025
	0	42,000	5.00	8/7/2020	8/7/2027

(1)	Represents options granted pursuant to the Company’s equity incentive plans. All currently outstanding options have a term of seven years from the grant date.
(2)	Options vest in four equal installments on the first, second, third and fourth anniversaries of the grant date.
(3)

The numbers included in this section do not include the outstanding profits interest awards of Class B Units in the Operating LLC, which are fully vested at January 3, 2021. On January 1, 2015, Messrs. Stout, Parkey and Moore each received a Class B Unit award, half of which vested January 1, 2017 and the remaining half of which vested on January 1, 2018. The actual number of shares of Common Stock that may be issuable upon exercise of units will be determined at the time of exercise. The market value of the Operating LLC Class B Units is based on the estimated per unit liquidation value of each Class B Unit over the volume weighted average closing price of the Common Stock. As of January 3, 2021, the per unit liquidation value of each Class B Unit was $0.00.

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

Payments Made Pursuant to the Severance Benefits Agreement. In 1989, JAC entered into a Severance Benefits Agreement with Mr. Stout (the “Severance Benefits Agreement”) pursuant to which Mr. Stout would receive lump sum payments representing 18 months of his salary upon termination by us without “cause” or resignation by Mr. Stout for “reason” following a change in control (for purposes of this agreement a change in control has previously occurred). Under the Severance Benefits Agreement as amended by a July 30, 2012 letter agreement, Mr. Stout has “reason” to terminate his employment if his present job responsibilities change or there is a decrease in his compensation or some other economic loss. Under the Severance Benefits Agreement, Mr. Stout would not be entitled to severance benefits if he were terminated for “cause.” Under the Severance Benefits Agreement, we will have “cause” only if termination was the result of an act or acts of dishonesty by Mr. Stout constituting a felony and resulting in or intended to result in substantial gain or personal enrichment at our expense. As described above, any payments actually made under the Severance Benefits Agreement to Mr. Stout will offset and reduce any amounts that become payable under his employment agreement.

Payments Made Pursuant to the Amended and Restated Salary Continuation and Severance Benefits Agreements. The Company is a party to Amended and Restated Salary Continuation Agreements with each of Messrs. Stout, Parkey and Moore that provide for annual retirement benefits payable upon termination of employment. The amounts described below assume that terminations occurred as of January 3, 2021.

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

In connection with the 2012 acquisition of JAC by FNF, the Amended and Restated Salary Continuation Agreements with each of Messrs. Stout, Parkey and Moore were also amended to suspend the Company’s obligation and that of our successors to establish and fund a “rabbi trust” with respect to certain retirement benefits upon a change in control of JAC (which occurred when FNF acquired JAC in 2012), in exchange for a guarantee by FNF and certain of its affiliates of these obligations. Under the 2012 letter agreements, our obligation to fund a “rabbi trust” would resume once FNF no longer held direct or indirect beneficial ownership of at least 40% of JAC or its successors and permitted assigns. Since, following the Spinoff, FNF did not retain a direct or indirect beneficial ownership of at least 40% of the Operating LLC, which is the successor to JAC, the Spinoff triggered our obligation to fund a “rabbi trust” under the Amended and Restated Salary Continuation Agreements. Upon the establishment and funding by us of the “rabbi trust” on October 19, 2015, FNF’s guarantee terminated, and each of Messrs. Stout, Parkey and Moore have released FNF and its affiliates from the guarantee established by the 2012 letter agreements. Amounts held in the “rabbi trust” are reflected on the Company’s consolidated balance sheets as a component of “Other assets.”

The Company’s obligations under the Amended and Restated Salary Continuation Agreements, if termination had occurred on January 3, 2021, are described in the table below.

If a termination of service had occurred on January 3, 2021, the annual retirement benefit for each of Messrs. Stout, Parkey and Moore under the Amended and Restated Salary Continuation Agreements would have been $215,200, $100,000 and $88,350, respectively. Payments to Mr. Stout would have commenced 30 days following his termination. Pursuant to an election made in accordance with the terms of their respective Amended and Restated Salary Continuation Agreements, payments to Messrs. Parkey and Moore would have been scheduled to commence once the named executive officer attained the age of 65.

The following table summarizes the Company’s obligations under the employment agreements, Mr. Stout’s Severance Benefits Agreement and the Amended and Restated Salary Continuation Agreements to the named executive officers upon (i) a termination of employment or (ii) a termination of employment without cause or a resignation for good reason within the 36-month period following a change in control assuming, in each case, that such termination and change in control occurred on January 3, 2021:

			Termination by		Termination by
	Termination by		Company Without		Company Without
	Company for Cause;		Cause or by		Cause or by
	by Executive Without		Executive for Good		Executive for Good
	Good Reason; or the		Reason not Following		Reason Following a
	Result of Disability		a Change in Control		Change in Control
Name	($)		($)		($)
Lonnie J. Stout II
Employment Agreement	-	(1)	1,275,851	(5)	1,290,197	(7)
Salary Continuation Agreement	2,891,861	(3)	2,891,861	(3)	2,891,861	(3)
Severance Benefits Agreement	-	(1)	600,000	(4)	600,000	(4)
Subtotal	2,891,861		4,767,712		4,782,058
Mark A. Parkey (2)
Employment Agreement	-	(1)	1,015,985	(6)	1,519,041	(7)
Salary Continuation Agreement	1,112,074	(3)	1,112,074	(3)	1,112,074	(3)
Subtotal	1,112,074		2,128,059		2,631,115
J. Michael Moore (2)
Employment Agreement	-	(1)	706,474	(6)	1,056,322	(7)
Salary Continuation Agreement	1,076,989	(3)	1,076,989	(3)	1,076,989	(3)
Subtotal	1,076,989		1,783,463		2,133,311

Total	5,080,924		8,679,234		9,546,484

(1)	No benefits are payable if terminated for cause as defined in the applicable agreements.
(2)	Messrs. Parkey and Moore do not have Severance Benefits Agreements.
(3)	Represents the accrued retirement benefit liability as of January 3, 2021.
(4)	Represents 18 months of base salary.
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

No payments would be made upon a change in control not involving a termination of employment or resignation for good reason.

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

The following table summarizes director compensation for fiscal year 2020:

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards	Total
Name	($)(1)	($)(2)	($)(3)	($)
Douglas K. Ammerman	60,000	46,515	-	106,515
Carl J. Grassi	31,250	46,515	-	77,765
Timothy T. Janszen	45,000	46,515	-	91,515
Ronald B. Maggard, Sr.	52,500	46,515	-	99,015
Frank R. Martire	55,000	46,515	-	101,515
Raymond R. Quirk	45,000	46,515	-	91,515

(1)

As described below in the narrative, amounts represent cash payments made for a $45,000 annual retainer fee paid to each non‑employee director plus an additional retainer for each director serving as chair of a standing Board committee.

(2)

Represents the aggregate grant date fair value of the restricted share award granted to the director determined in accordance with ASC Topic 718 “Compensation – Stock Compensation.” For additional information on the assumptions made in the valuation for the current year awards reflected in this column, please see Note 15 to the Consolidated Financial Statements contained in the Company’s Original Form 10-K.  At January 3, 2021, each non-employee director, with the exception of Mr. Grassi, held a total of 18,375 outstanding unvested restricted share awards. Mr. Grassi held a total of 10,500 unvested restricted share awards at January 3, 2021.

(3)	No grants of option awards were made during fiscal 2020. At January 3, 2021, each non-employee director, with the exception of Mr. Grassi, held an aggregate total of 60,000 outstanding option awards.

The above table reflects fees earned or paid in cash during fiscal year 2020. Currently, each director who is not an employee of the Company receives an annual retainer fee of $45,000, plus an additional annual retainer fee for directors serving as chair of any standing committee of the Board. The additional retainer fee for committee chairs are $15,000 for the Audit Committee, $10,000 for the Compensation Committee and $7,500 for the Nominating and Corporate Governance Committee.

Each director is eligible for grants of restricted shares under the Plan. In 2020, non-employee directors were each awarded 10,500 restricted shares, with a grant date fair value of $4.43 per share, which was the closing price of the Company’s stock on the date of grant, August 7, 2020.  All of the restricted shares granted to the directors in fiscal year 2020 are subject to a service condition.  The restricted period for the 2020 grant is one year with the restriction expiring on the first anniversary of the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain

Beneficial Owners AND MANAGEMENT

The following table sets forth, as of April 26, 2021, certain information with respect to those persons known to the Company to be the beneficial owners (as defined by certain rules of the Commission) of more than five percent of the Common Stock, its only voting security, and with respect to the beneficial ownership of the Common Stock by all directors, each of the executive officers named in the Summary Compensation Table, and all executive officers and directors of the Company as a group (11 persons). Except as otherwise specified, the shares indicated are presently outstanding.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned (1)		Percentage of Stock Common Outstanding
Ancora Advisors, LLC 6060 Parkland Blvd., Suite 200 Cleveland, OH 44124	1,135,175	(2)	7.52%
Hill Path Capital LP 150 East 58th Street, 32nd Floor New York, NY 10155	932,685	(3)	6.18%
Newport Global Opportunities Fund I-A LP 21 Waterway Avenue, Suite 150 The Woodlands, TX 77380	1,703,991	(4)	11.25%
River Road Asset Management, LLC 462 South Fourth Street, Suite 2000 Louisville, KY 40202	855,634	(5)	5.67%
Vanguard Group Inc 100 Vanguard Boulevard Malvern, PA 19355	764,517	(6)	5.07%
Douglas K. Ammerman**	117,754	(7)	*
Carl J. Grassi**	20,500	(8)	*
Timothy T. Janszen**	1,703,991	(4)	11.25%
Ronald B. Maggard, Sr.**	117,177	(9)	*
Frank R. Martire**	176,000	(10)	1.16%
Raymond R. Quirk**	168,798	(11)	1.11%
Lonnie J. Stout II****	448,626	(12)	2.91%
Mark A. Parkey***	308,087	(13)	2.02%
J. Michael Moore***	199,475	(14)	1.31%
All directors and executive officers as a group (11 persons)	3,416,214	(15)	21.19%

*	Less than one percent.
**	Director.
***	Named executive officer.
****	Director and named executive officer.
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

(2)

Ancora Advisors, LLC (“Ancora”) has sole voting power with respect to 1,082,612 shares and sole dispositive power with respect to all 1,135,175 shares. Information is based solely on the Schedule 13F filed with the Commission by Ancora on February 12, 2021.

(3)

Hill Path Capital LP (“Hill Path”) has sole voting power and sole dispositive power with respect to all 932,685 shares. Information is based solely on the Schedule 13F filed with the Commission by Hill Path on February 16, 2021.

(4)

Newport Global Opportunities Fund I-A LP (“Newport Fund”) has shared voting and dispositive power with respect to  1,627,991 shares. Timothy T. Janszen is the Chief Executive Officer of Newport Global Advisors LLC, which is the general partner of Newport Global Advisors LP, the investment advisor to Newport Fund. As a result, Mr. Janszen may be deemed to own beneficially, and holds voting and dispositive power with respect to, 1,627,991 shares. Mr. Janszen’s address is c/o Newport Global Advisors LP, 21 Waterway Avenue, Suite 150, The Woodlands, TX 77380. Includes 55,000 shares issuable upon the exercise of certain options held by Mr. Janszen as well as 18,375 unvested restricted shares held by Mr. Janszen. As a result of agreements between Mr. Janszen and Newport Fund, Newport Fund may be deemed to have beneficial ownership over these options and restricted shares received by Mr. Janszen as compensation for service on our Board.

(5)

River Road Asset Management, LLC (“River Road”) has sole voting power with respect to 751,323 of these shares and sole dispositive power with respect to all 855,634 shares. Information is based solely on the Schedule 13G/A filed with the Commission by River Road on February 10, 2021.

(6)

Vanguard Group Inc. (“Vanguard”) has sole voting power with respect to none of these shares, and shared voting power with respect to 3,521 of these shares. Vanguard has sole dispositive power with respect to 758,296 shares, and shared dispositive power with respect to 6,221 shares. Information is based solely on the Schedule 13G filed with the Commission by Vanguard on February 10, 2021.

(7)	Includes 55,000 shares issuable upon the exercise of certain options and 18,375 unvested restricted shares held by Mr. Ammerman.
(8)

Includes 10,500 unvested restricted shares held by Mr. Grassi and 10,000 shares that are held in the Second Restatement of Declaration of Trust of Carl J. Grassi, dated 3/3/2014, Carl J. Grassi Grantor and Trustee.

(9)

Includes 55,000 shares issuable upon the exercise of certain options held by Mr. Maggard, 18,375 unvested restricted shares held by Mr. Maggard, and 41,177 shares of Common Stock held by the Ronald B. Maggard Revocable Trust.

(10)

Includes 55,000 shares issuable upon the exercise of certain options held by Mr. Martire, 18,375 unvested restricted shares held by Mr. Martire, and 100,000 shares of Common Stock held by a family trust of which Mr. Martire and his spouse are co-trustees.

(11)

Includes 55,000 shares issuable upon the exercise of certain options held by Mr. Quirk, 18,375 unvested restricted shares held by Mr. Quirk, 84,737 shares of Common Stock held by Quirk 2002 Trust, 2,716 shares of Common Stock held by the Raymond Quirk 2004 Trust, and 27 shares of Common Stock held by Fidelity National Financial Inc.’s 401(k) plan that are attributable to Mr. Quirk.

(12)	Includes 343,750 shares issuable upon the exercise of certain options, 14,813 unvested restricted shares and 19,750 restricted shares subject to a performance condition held by Mr. Stout.
(13)	Includes 160,000 shares issuable upon the exercise of certain options, 44,563 unvested restricted shares, and 32,750 restricted shares subject to a performance condition held by Mr. Parkey.
(14)	Includes 160,000 shares issuable upon the exercise of certain options and 23,625 unvested restricted shares held by Mr. Moore.
(15)

Includes 1,029,250 shares issuable upon the exercise of certain options, 218,376 unvested restricted shares, and 52,500 restricted shares subject to a performance condition, which are held by the directors and executive officers.

Securities Authorized for Issuance

Under Equity Compensation Plans

Information about the Company’s equity compensation plans at January 3, 2021 was as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,739,250		$8.92	351,750
Equity compensation plans not approved by security holders	-	(2)	N/A	833,346 Operating LLC Class B Units (1)
Total (3)	1,739,250		$8.92	351,750

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

(2)

As of January 3, 2021, there were 833,346 outstanding Class B Units that had been issued pursuant to the Profits Interest Plan, all of which were vested as of such date. As of such date, the per unit liquidation value was $0.00 for each outstanding Class B Unit issued pursuant to the Profits Interest Plan. As result, none of the outstanding Class B Units issued pursuant to the Profits Interest Plan could have been exchanged for shares of Common Stock as of such date.

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

Certain Related Person Transactions

In addition to the compensation arrangements with directors and executive officers described elsewhere in this Form 10-K/A, the following is a description of each transaction in fiscal years 2020 and 2019, and each currently proposed transaction in which:

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

Management Consulting Agreement with Black Knight Advisory Services, LLC

On September 28, 2015, the Operating LLC entered into the Management Consulting Agreement with Black Knight Advisory Services, LLC (the “Management Consultant”) pursuant to which the Management Consultant provided corporate and strategic advisory services to us.

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

From the inception of the Management Consulting Agreement through April 26, 2021, we paid approximately $76,000 in reimbursements for out-of-pocket expenses incurred by or on behalf of the Management Consultant. On March 30, 2016, we paid the Management Consultant a management fee of approximately $207,000 with respect to the period ended January 3, 2016. On March 3, 2017, we paid the Management Consultant a management fee of approximately $729,000 with respect to the period ended January 1,

2017. On March 7, 2018, we paid the Management Consultant a management fee of approximately $749,000 with respect to the period ended December 31, 2017. On March 15, 2019, we paid the Management Consultant a pro-rated management fee of approximately $705,000 with respect to the period ended December 30, 2018, and as stated above, on January 31, 2019, we paid the Management Consultant a termination fee of approximately $4,560,000.  No amounts have been paid to the Management Consultant since the payment of the termination fee.

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

Carl J. Grassi

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

Mr. Ammerman currently serves on the audit committee of more than three publicly traded companies, including, in addition to the Company: Dun and Bradstreet Holdings, Inc. (NYSE), FNF (NYSE) and Stantec Inc. (NYSE). Our Board has determined that Mr. Ammerman’s simultaneous service on the audit committees of more than three public companies does not impair his ability to serve effectively as a member of our Audit Committee.

The Nominating and Corporate Governance Committee and the Board evaluate the independence of directors and director nominees under the criteria established by the Commission and the NYSE for director independence and for Audit Committee membership, including Rule 10A-3 under the Exchange Act.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees are related to professional services rendered for the audit of the Company’s consolidated annual financial statements, for the reviews of the Company’s condensed consolidated financial statements included in the quarterly reports on Form 10-Q, for reviews of registration statements and certain periodic reports filed with the Commission and issuances of consents as well as proposed merger proxy procedures. The aggregate fees billed to the Company by KPMG LLP (“KPMG”) during 2020 for audit fees totaled $485,000. The aggregate fees billed to the Company by KPMG during 2019 for audit fees totaled $419,750.

Audit-Related Fees

No audit-related fees were billed for 2020 or 2019.

Tax Fees

No fees for tax compliance, advice or planning were billed for 2020 or 2019.

All Other Fees

All other fees billed for 2020 or 2019 were $1,780 in each of the respective years for accounting research software subscription fees.

The fees reported above were pre-approved by our Audit Committee. The Company’s current policies and procedures require that all audit and audit-related services be pre-approved by the Audit Committee, except for fees approved in advance by the Audit Committee chair and disclosed to and ratified by the Audit Committee pursuant to the Audit Committee’s pre-approval policy for audit and permitted non-audit services.

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

10.43

Director Indemnification Agreement dated April 20, 2020 by and between J. Alexander’s Holdings, Inc. and Carl J. Grassi (Exhibit 10.43 of Annual Report on Form 10-K filed March 18, 2021 (File No. 1-37473), is incorporated herein by reference).

10.44

J. Alexander’s Holdings, Inc. 2021 Summary of Director and Executive Officer Compensation (Exhibit 10.44 of Annual Report on Form 10-K filed March 18, 2021 (File No. 1-37473), is incorporated herein by reference).*

18.1	Preferability Letter from Independent Registered Public Accounting Firm (Exhibit 18.1 of Quarterly Report on Form 10-Q filed June 9, 2020 (File No. 1-37473), is incorporated herein by reference).

21.1	List of subsidiaries of J. Alexander’s Holdings, Inc. (Exhibit 21.1 of Information Statement on Form 10 filed June 25, 2015 (File No. 1-37473), is incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm (Exhibit 23.1 of Annual Report on Form 10-K filed March 18, 2021 (File No. 1-37473), is incorporated herein by reference).

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.1 of Annual Report on Form 10-K filed March 18, 2021 (File No. 1-37473), is incorporated herein by reference).

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.2 of Annual Report on Form 10-K filed March 18, 2021 (File No. 1-37473), is incorporated herein by reference).

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 of Annual Report on Form 10-K filed March 18, 2021 (File No. 1-37473), is incorporated herein by reference).

101

XBRL (Extensible Business Reporting Language) The following materials from the Company’s Annual Report on Form 10-K for the year ended January 3, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (Exhibit 101 of the Annual Report on Form 10-K filed March 18, 2021 (File No. 1-37473), is incorporated herein by reference).

Reference Number per Item 601 of Regulation S-K	Description
104

The cover page from the Company’s Annual Report on Form 10-K for the year ended January 3, 2021, formatted in Inline XBRL (Exhibit 104 of the Annual Report on Form 10-K filed March 18, 2021 (File No. 1-37473), is incorporated herein by reference).

*	Denotes executive compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: April 29, 2021	By:	/s/ Mark A. Parkey
Mark A. Parkey
President and Chief Executive Officer