Form 10-Q
period 2021-04-04
J. Alexander's Holdings, Inc.
filed 2021-05-18
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2021

or

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

As of May 17, 2021, 15,090,077 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share and per share amounts)

	April 4,	January 3,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$15,250	$12,363
Accounts and other receivables	8,270	8,756
Inventories	2,800	2,538
Prepaid expenses and other current assets	3,498	2,105
Total current assets	29,818	25,762
Other assets	6,215	6,195
Property and equipment, at cost, less accumulated depreciation and amortization of $78,141 and $75,327 as of April 4, 2021 and January 3, 2021, respectively	100,494	102,188
Right-of-use lease assets, net	74,030	72,515
Tradename and other indefinite-lived assets	25,648	25,648
Deferred income taxes, net	4,846	4,627
Deferred charges, less accumulated amortization of $403 and $392 as of April 4, 2021 and January 3, 2021, respectively	173	184
Total assets	$241,224	$237,119

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,987	$5,147
Accrued expenses and other current liabilities	10,281	9,422
Unearned revenue	3,026	3,761
Current portion of long-term debt	7,667	1,667
Current portion of lease liabilities	4,975	5,428
Total current liabilities	30,936	25,425
Long-term debt, net of portion classified as current and deferred loan costs	6,375	12,746
Long-term lease liabilities	80,005	78,968
Deferred compensation obligations	8,113	7,973
Other long-term liabilities	1,888	1,902
Total liabilities	127,317	127,014
Stockholders' equity:
Common stock, par value $0.001 per share: authorized 30,000,000 shares; issued and outstanding of 15,090,077 and 15,070,077 shares as of April 4, 2021 and January 3, 2021, respectively	15	15
Preferred stock, par value $0.001 per share: authorized 10,000,000 shares; no shares issued and outstanding as of April 4, 2021 or January 3, 2021	-	-
Additional paid-in capital	106,327	105,915
Retained earnings	6,007	2,617
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	112,349	108,547
Non-controlling interests	1,558	1,558
Total stockholders' equity	113,907	110,105
Commitments and contingencies
Total liabilities and stockholders' equity	$241,224	$237,119

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited in thousands, except per share amounts)

	Quarter Ended
	April 4,	March 29,
	2021	2020
Net sales	$57,375	$56,972
Costs and expenses:
Food and beverage costs	17,087	18,567
Restaurant labor and related costs	16,675	20,338
Depreciation and amortization of restaurant property and equipment	2,883	3,094
Other operating expenses	11,722	11,954
Total restaurant operating expenses	48,367	53,953
Transaction and other related expenses	46	689
General and administrative expenses	5,153	4,740
Goodwill impairment	-	15,737
Long-lived asset impairment charges and restaurant closing costs	3	689
Pre-opening expenses	445	19
Total operating expenses	54,014	75,827
Operating income (loss)	3,361	(18,855)
Other (expense) income:
Interest expense	(153)	(116)
Other, net	(46)	(8)
Total other expense	(199)	(124)
Income (loss) from continuing operations before income taxes	3,162	(18,979)
Income tax (expense) benefit	(367)	1,387
Income (loss) from discontinued operations, net	595	(52)
Net income (loss)	$3,390	$(17,644)

Basic earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.19	$(1.20)
Income (loss) from discontinued operations, net	0.04	(0.00)
Basic earnings (loss) per share	$0.23	$(1.20)

Diluted earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.19	$(1.20)
Income (loss) from discontinued operations, net	0.04	(0.00)
Diluted earnings (loss) per share	$0.23	$(1.20)

Weighted-average common shares outstanding:
Basic	14,757	14,695
Diluted	14,860	14,695

Comprehensive income (loss)	$3,390	$(17,644)

See accompanying Notes to Condensed Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at January 3, 2021	15,070,077	$15	$105,915	$2,617	$1,558	$110,105
Issuance of restricted stock awards	20,000	-	-	-	-	-
Share-based compensation	-	-	412	-	-	412
Net income	-	-	-	3,390	-	3,390
Balances at April 4, 2021	15,090,077	$15	$106,327	$6,007	$1,558	$113,907

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 29, 2019	15,011,676	$15	$104,056	$25,088	$1,558	$130,717
Share-based compensation	-	-	455	-	-	455
Net loss	-	-	-	(17,644)	-	(17,644)
Balances at March 29, 2020	15,011,676	$15	$104,511	$7,444	$1,558	$113,528

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Quarter Ended
	April 4,	March 29,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,390	$(17,644)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,920	3,146
Share-based compensation expense	412	455
Asset impairment charges	-	16,426
Deferred income taxes	(219)	(1,312)
Other, net	68	71
Changes in assets and liabilities:
Accounts and other receivables	486	505
Prepaid expenses and other current assets	(1,393)	2,562
Accounts payable	101	(1,685)
Accrued expenses and other current liabilities	859	(558)
Lease right-of-use assets and liabilities	(931)	564
Other assets and liabilities, net	(884)	(700)
Net cash provided by operating activities	4,809	1,830

Cash flows from investing activities:
Purchase of property and equipment	(1,496)	(1,416)
Other investing activities	(9)	(149)
Net cash used in investing activities	(1,505)	(1,565)

Cash flows from financing activities:
Proceeds from borrowing under debt agreement	-	17,000
Payments on long-term debt	(417)	(1,250)
Net cash (used in) provided by financing activities	(417)	15,750
Increase in cash and cash equivalents	2,887	16,015
Cash and cash equivalents at beginning of period	12,363	8,803
Cash and cash equivalents at end of period	$15,250	$24,818

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$879	$1,116
Property and equipment obligations accrued at end of period	618	1,145
Cash paid for interest	152	93
Cash (refunded) paid for income taxes	(76)	30

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

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants including J. Alexander’s, Redlands Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”).  At April 4, 2021 and January 3, 2021, the Company operated 47 and 46 restaurants, respectively, in 16 states. The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States. The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the quarter ended April 4, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2022.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021, filed with the SEC on March 18, 2021, and amended on April 29, 2021 (the “2020 Annual Report”).

Total comprehensive income (loss) is comprised solely of net income (loss) for all periods presented.  There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s 2020 Annual Report.
(b)	Effects of COVID-19

The onset of the novel coronavirus (“COVID-19”) pandemic in the first quarter of 2020 resulted in significant disruption to the restaurant industry and adversely affected the Company’s business. In response to the pandemic, many states and local jurisdictions in which the Company operates restaurants issued stay-at-home orders and other measures, including the closure of all in-restaurant dining, aimed at slowing the spread of the virus beginning in March 2020. These measures resulted in the closure of the Company’s dining rooms beginning in mid-March 2020 and a shift to an entirely off-premise operations platform until late April 2020 when certain states began to allow for partial reopening of dining rooms. As a result of the government-mandated restrictions and related public health concerns, the Company’s net sales, results of operations and cash flows were negatively impacted in fiscal 2020, and the impact continued throughout the first quarter of 2021 due to significant reductions in guest counts from capacity restrictions, particularly during January and early February of 2021.  Capacity restrictions averaged approximately 60% of the Company’s total occupancy in its dining rooms and pub area during the first quarter of 2021. While each of the Company’s 47 locations are open for in-restaurant dining as of the date of this report, dining room capacity restrictions remain in place at varying degrees at approximately 40% of the Company’s restaurants, and the remaining locations are operating at full capacity in accordance with their state’s or local government’s guidelines.

During the first quarter of 2020, the Company incurred approximately $2,175 of additional costs related primarily to the continuing benefits and payments to furloughed restaurant employees under the Company’s Emergency Sick Leave Policy (“ESLP”) and related payroll taxes. In the first quarter of 2021, the Company incurred approximately $82 related to payments made to employees pursuant to the ESLP and other sick leave benefits and related payroll taxes. Additionally, during the first quarter of 2020 the Company recorded certain impairment charges which are discussed Note 2(k) below.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. While optimism is growing with the increasing availability of vaccine options and current positive case trends in the United States, there can be no assurance that state or local authorities will allow dining rooms to remain open even at reduced capacity if there is a surge in cases or variants of COVID-19 in their respective areas.  The extent of the impact of the COVID-19 pandemic on our operations and financial results depends on future developments, and the Company cannot reasonably predict when all of its restaurants will be able to return to normal dining room operations. Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on its consolidated financial condition, liquidity and future results of operations, and therefore, any prediction as to the ultimate material adverse impact on these performance measures is uncertain. The Company does expect that its results of operations, cash flows and liquidity will continue to be negatively affected to some extent by the pandemic, either by ongoing governmental restrictions or lingering impacts on the economy and the labor market, during at least a portion of the remainder of fiscal 2021.
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

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks.  The quarters ended April 4, 2021 and March 29, 2020 each included 13 weeks of operations.  Fiscal year 2021 will include 52 weeks of operations while fiscal year 2020 included 53 weeks of operations.
(e)	Discontinued Operations and Restaurant Closures

Income and loss from discontinued operations totaled $595 and $52 for the quarters ended April 4, 2021 and March 29, 2020, respectively. During the first quarter of 2021, the Company entered into a termination agreement related to a lease agreement for a location that was closed in 2013, which has been accounted for as a discontinued operation since that time. As a result of the termination agreement, the Company recorded a gain of approximately $630, representing the difference between recorded lease liabilities and the termination fee paid to the landlord by the Company during the first quarter of 2021. The gain was partially offset by ongoing lease and other exit costs incurred during the first quarter of 2021 prior to the date of the termination agreement. The loss from discontinued operations recorded in the first quarter of 2020 consisted solely of exit and disposal costs related to the Company’s obligations under this same lease agreement.
(f)	Transaction and other Related Expenses

Transaction and other related expenses totaled $46 and $689 for the quarters ended April 4, 2021 and March 29, 2020, respectively. During the first quarter of 2021, the Company incurred legal fees related to the Company’s ongoing evaluation of strategic alternatives. Transaction and other related expenses in the first quarter of 2020 included legal fees, other professional fees and consulting fees and were incurred for the same reason.
(g)	Earnings (loss) per Share

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

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders. As of each of April 4, 2021 and January 3, 2021, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $1,558 and consist of the previously recognized non-cash compensation expense relative to the Class B Units held by management. The Hypothetical Liquidation at Book Value method was used as of each of April 4, 2021 and March 29, 2020 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to those calculations, no allocation of net income (loss) was made to non-controlling interests for either of the quarters ended April 4, 2021 or March 29, 2020.
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

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the current program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the first quarters of 2021 or 2020.
(k)	Goodwill Impairment and Long-lived Asset Impairment Charges

As a result of the decline in the market price of the Company’s common stock that occurred during the first quarter of 2020, the impact of mandated dining room closures on financial results last year, the severe reduction in economic activity that followed, and the general economic and market volatility at the time, the Company determined that these factors constituted an interim triggering event as of the end of the Company’s first quarter of 2020, and performed impairment analyses with regard to its indefinite-lived intangible assets, property and equipment (including its right-of-use assets for operating leases) and goodwill. As a result, the Company recorded asset impairment charges totaling $16,426 in the first quarter of 2020, which included $15,737 related to the full impairment of the carrying amount of goodwill. The goodwill impairment charge is presented as a separate line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, during the first quarter of 2020, the Company recorded a long-lived asset impairment charge of $689 related to one location which was subsequently closed and sold during fiscal 2020.  This impairment charge is presented as “Long-lived asset impairment charges and restaurant closing costs” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company assessed its remaining intangible and fixed assets for indicators of impairment as of quarter-end, for both April 4, 2021 and March 29, 2020, and assessed recoverability of certain fixed assets as warranted. No impairment was recorded for the quarter ended April 4, 2021.

Note 3 – Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended
(Dollars and shares in thousands, except per share amounts)	April 4,	March 29,
	2021	2020
Numerator:
Income (loss) from continuing operations, net of tax	$2,795	$(17,592)
Income (loss) from discontinued operations, net	595	(52)
Net income (loss)	$3,390	$(17,644)
Denominator:
Weighted average shares (denominator for basic earnings (loss) per share)	14,757	14,695
Effect of dilutive securities	103	-
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings (loss) per share)	14,860	14,695

Basic earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.19	$(1.20)
Income (loss) from discontinued operations, net	0.04	(0.00)
Basic earnings (loss) per share	$0.23	$(1.20)
Diluted earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.19	$(1.20)
Income (loss) from discontinued operations, net	0.04	(0.00)
Diluted earnings (loss) per share	$0.23	$(1.20)

Note: Per share amounts may not sum due to rounding.

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period.  Diluted earnings (loss) per share of common stock gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company incurred a net loss for the quarter ended March 29, 2020, and therefore, diluted shares outstanding equaled basic shares outstanding.

The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents, and the number of additional shares of common stock related to these Class B Units is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards are considered to be antidilutive for the quarter ended April 4, 2021 and, therefore, have been excluded from the diluted earnings per share calculation.

The number of additional shares of common stock related to stock option awards is calculated using the treasury stock method, if dilutive.  There were 1,739,250 and 1,495,750 stock option awards outstanding as of April 4, 2021 and March 29, 2020, respectively. The dilutive impact of the awards outstanding as of April 4, 2021 on the number of weighted average shares in the diluted earnings per share calculation was 56,129.

As of April 4, 2021 and March 29, 2020, there were 281,003 and 264,000 unvested restricted share awards outstanding, respectively, which were subject to only a service condition. The unvested restricted share awards outstanding as of April 4, 2021 include 20,000 awards which were granted by the Company to management on March 3, 2021 at $8.89, the Company’s stock price on the date of grant.  Certain grants of unvested restricted share awards outstanding as of April 4, 2021 were considered dilutive for the quarter, and the impact on the number of weighted average shares in the diluted earnings per share calculation was 47,475.

As of April 4, 2021 and March 29, 2020, there were 52,500 performance share awards outstanding. The performance condition associated with such awards had not been met at either April 4, 2021 or March 29, 2020, and, therefore, the portion of the awards that had satisfied the applicable service condition as of these dates was excluded from the weighted average shares outstanding for basic earnings (loss) per share calculations.  These awards also did not impact the diluted earnings per share calculation since the performance condition has not yet been satisfied.

Note 4 – Income Taxes

The interim tax provision for the quarter ended April 4, 2021 was prepared on an estimated annual effective rate basis while the interim tax provision for the quarter ended March 29, 2020 was prepared on an actual effective tax rate basis. The Company recognized income tax expense of $367 and income tax benefit of $1,387 for the quarters ended April 4, 2021 and March 29, 2020, respectively.  The net effective tax rate (including the impact of discrete items) for the first quarter of 2021 was 9.8% compared to (7.3)% for the same period in 2020. The factors that caused the net effective tax rate to vary from the federal statutory rate of 21% for the three-month period ended April 4, 2021 primarily related to the impact of the Federal Insurance Contribution Act (“FICA”) tip credit and other miscellaneous items offset by state income taxes and other items. For the three-month period ended March 29, 2020, the factors that caused the net effective tax rate to vary from the federal statutory rate primarily related to the impact of the nondeductible book goodwill impairment charge recorded during the quarter, partially offset by the FICA tip credit, state income taxes, the anticipated carryback of the net operating losses generated during the quarter to prior years, including the impact of the correction of the qualified improvement property regulations on the anticipated carryback, and other items.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these four leases at April 4, 2021 was approximately $923. In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for one real property lease. The total estimated amount of lease payments remaining on this lease at April 4, 2021 was approximately $237. There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company. Management believes the likelihood of any significant loss is remote.

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

Note 6 – Fair Value Measurements

As of April 4, 2021 and January 3, 2021, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of long‑term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates because of the close proximity of recent refinancing transactions to the dates of these unaudited Condensed Consolidated Financial Statements (Level 2).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As discussed in Note 2(k) above, during the first quarter of fiscal year 2020, primarily due to the impacts of the COVID-19 pandemic, the Company determined that a triggering event had occurred requiring an impairment evaluation of its long-lived assets, indefinite‑lived intangible assets and goodwill. As a result of these analyses, the Company recorded a $689 impairment charge related to the long-lived assets at one restaurant location that management determined would be permanently closed and a $15,737 impairment charge related to the Company’s recorded goodwill. The impairment charges were measured based on the amounts by which the carrying values of the assets exceeded their relative fair values. No impairment was recorded for indefinite‑lived intangible assets as their fair values were determined to substantially exceed their carrying values. Fair values for goodwill and long-lived assets that were impaired during the first quarter of 2020 were estimated utilizing a market approach, and fair value estimates for indefinite-lived intangibles were determined based on an income approach. Fair value estimates utilized market participant assumptions reflecting all available information as of the impairment date. The fair value of goodwill was $0 (Level 3) and the impaired restaurant location was sold during the third quarter of 2020. There were no non-financial assets measured at fair value on a non‑recurring basis as of April 4, 2021 or January 3, 2021.

The ultimate severity and longevity of the COVID-19 pandemic is unknown, and, therefore, it is possible that additional impairments could be identified in future periods, and such amounts could be material.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	April 4, 2021
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$112	$-	$-
U.S. government obligations *	198	-	-
Corporate bonds *	2,227	-	-
Mutual and money market funds **	1,291	-	-
Total	$3,828	$-	$-

	January 3, 2021
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$81	$-	$-
U.S. government obligations *	276	-	-
Corporate bonds *	2,241	-	-
Mutual and money market funds **	1,222	-	-
Total	$3,820	$-	$-

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

At April 4, 2021 and January 3, 2021, the Company held investments in mutual and money market funds classified as trading securities that were also held in a rabbi trust (the “409a Trust”) to support its future obligations to participants of its nonqualified deferred compensation plan, which are carried at fair value based on quoted market prices in active markets for identical assets (Level 1).

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, amending the interim-period accounting for enacted changes in tax law and amending the requirements related to the accounting for “hybrid” tax regimes. This standard is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods, with early adoption permitted. The Company adopted this guidance at the beginning of fiscal year 2021, and it did not have a significant impact on its unaudited Condensed Consolidated Financial Statements and related disclosures.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the guidance issued in March 2020, ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  These updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  An entity may elect to apply the amendments for contract modifications by the impacted ASC topic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued through December 31, 2022. Once elected for an ASC topic, the amendments must be applied prospectively for all eligible contract modifications for that ASC topic. The Company continues to assess the potential impact of the amendments on its unaudited Condensed Consolidated Financial Statements and related disclosures and has not adopted any of the transition relief available under the new guidance as of April 4, 2021.

Note 8 – Net Sales

The following table presents the Company’s net sales disaggregated by source for the periods presented:

	Quarter Ended
	April 4,	March 29,
	2021	2020
Restaurant	$57,128	$56,744
Gift card breakage	247	228
Net sales	$57,375	$56,972

The Company recognized revenue associated with gift cards redeemed by guests of $1,059 and $1,434 during the quarters ended April 4, 2021 and March 29, 2020, respectively. Further, of the amounts that were redeemed during the quarters ended April 4, 2021 and March 29, 2020, $876 and $1,263, respectively, were recorded within unearned revenue at the beginning of each respective fiscal year.  Unearned revenue increased by $571 and $541 during the quarters ended April 4, 2021 and March 29, 2020, respectively, as a result of gift cards sold.

Note 9 – Leases

As of April 4, 2021, the Company was party to 30 separate operating leases for real estate under which it currently operates its restaurants and has its corporate office space. The Company commenced operations at its new Redlands Grill location in San Antonio, Texas, on March 29, 2021. Additionally, the Company took possession of a new restaurant property during the quarter, which is currently under construction in Madison, Alabama, and the J. Alexander’s location is slated to open during the fourth quarter of 2021. As a result, the Company recorded a ROU asset in exchange for a new lease liability of $2,683. Further, in the first quarter of 2021, the Company entered into a termination agreement for a lease to which it remained a party for a previously closed location. This lease was originally set to expire in August 2023, and, as a result of the termination agreement, the Company derecognized the remaining liability associated with this lease totaling $1,196. The Company is also party to one equipment operating lease.

The Company modified certain of its leases during fiscal year 2020 for matters unrelated to the COVID-19 pandemic and updated the ROU assets, lease liabilities and related incremental borrowing rates as required.

During fiscal year 2020, the Company was granted COVID-19 related rent concessions for certain of its restaurant locations and for its corporate office. The Company elected to account for lease concessions resulting directly from COVID-19 as though the enforceable rights and obligations to the concessions existed in the respective agreements at lease inception and did not account for the concessions as lease modifications, unless the concession resulted in a substantial increase in the Company’s obligations, taking into consideration the guidance issued by the FASB in its Staff question-and-answer document regarding rent concessions related to the effects of the COVID-19 pandemic.

The cash paid during the first quarter of 2021 for amounts included in the measurement of lease liabilities totaled $3,048.

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

April 4,
2021
2021 (1)	$7,253
2022	9,381
2023	9,557
2024	9,547
2025	8,863
2026 and thereafter	92,927
Total minimum lease payments	137,528
Less: Imputed interest (2)	52,548
Present value of lease liabilities	$84,980

(1)  Excluding the 13 weeks ended April 4, 2021

(2) Amount necessary to reduce net minimum lease payments to present value calculated using the Company’s incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of Topic 842) or lease inception or modification date (for those leases entered into or modified after the adoption date).

Note 10 – Subsequent Events

In April 2021, the Company voluntarily repaid a total of $6,000 outstanding on its lines of credit, which is presented as a component of the current portion of long-term debt balance on the Condensed Consolidated Balance Sheet as of April 4, 2021. All of the repaid amounts may be borrowed again. After the repayment, the Company has access to available lines of credit totaling $31,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

J. Alexander’s Holdings, Inc. (also referred to herein as the “Company”, “we”, “us” or “our”) cautions that certain information contained or incorporated by reference in this report and our other filings with the United States Securities and Exchange Commission (the “SEC”), in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions or strategies and regarding the future, including the impact of the novel coronavirus (“COVID-19”) pandemic on our operations, operating the Company’s restaurants at increased capacities, consumer demand, the Company’s sales, off-premise sales, cash position, cost containment efforts, liquidity, input costs, results of operations, new restaurant openings and the Company’s plans to continue its review of strategic alternatives.  We expressly disclaim any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include, but are not limited to:

•	the health and financial effects of the COVID-19 pandemic;
•

our ability to keep our restaurants open for in-person dining, and to reestablish and maintain satisfactory guest count levels and maintain or increase sales and operating margins in our restaurants under varying economic conditions;

•

the impact of surges in positive COVID-19 cases and new variant strains of COVID-19 on our operations, including potential future governmental mandates that could result in restaurant closures or suspension of or capacity restrictions on dine-in services and our ability to staff our restaurants while adhering to quarantine guidelines;

•	the effect of higher commodity prices, unemployment and other economic factors on consumer demand as a result of COVID-19 or otherwise;
•	increases in food input costs or product/supply shortages and our response to them, including those related to COVID-19;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our ability to comply with financial covenants under our loan agreement and to borrow available amounts under our lines of credit;
•	the impact of, and our ability to pursue, any potential strategic alternatives in light of the impact of the COVID-19 pandemic;
•	the impact of pandemics, such as outbreaks of viruses, foodborne illnesses or other diseases;
•	the impact of, and our ability to adjust to, general economic conditions and changes in consumer preferences;
•

our ability to open new restaurants and operate them profitably, including our ability to locate and secure appropriate sites for restaurant locations, obtain favorable lease terms, attract guests to our restaurants or hire and retain personnel;

•	our ability to obtain financing on favorable terms, or at all;
•	the significant competition we face for guests, real estate and employees;
•	our ability to increase sales and improve operating margins at our existing restaurants;
•	the strain on our infrastructure caused by the implementation of our growth strategy;
•	our ability to successfully transition certain of our existing J. Alexander’s locations to Redlands Grill locations and any other future concept locations;
•	the impact of economic downturns, volatile retail area traffic patterns or other disruptions in markets in which we have revenue or geographic concentrations within our restaurant base;
•	our expectations regarding the seasonality of our business;
•	the impact of adverse weather conditions, including hurricanes, winter weather storms and other weather-related disturbances;
•	our inability to cancel and/or renew leases and the availability of credit to our landlords and other retail center tenants;
•	the impact of negative publicity or damage to our reputation, which could arise from concerns regarding food safety and foodborne illnesses or other matters;
•	the impact of changes in new information and attitudes regarding health and diets;
•	the impact of increases in the price of, and/or reductions in the availability of, commodities, particularly beef and other supply chain items such as carry-out packaging;

•	the impact of the loss of key executives and management-level employees;
•	our ability to utilize and manage social media;
•	the impact of proposed and future government regulation and changes in healthcare, labor, including minimum wage rates, leave benefits and other laws;
•	our expectations regarding litigation or other legal proceedings or claims;
•	our ability to enforce our intellectual property rights;
•	the impact of information technology system failures or breaches of our network security;
•	operating and financial restrictions and borrowing available under our loan agreement, our level of indebtedness and any future indebtedness;
•	the impact of any future impairment of our long-lived assets, including tradenames;
•	the impact of any future acquisitions, joint ventures or other initiatives;
•	the impact of store closures, decreased business levels and property damage related to civil disturbances;
•	factors that are under the control of third parties, including governmental agencies; and
•

the other matters found under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” discussed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 filed with the SEC on March 18, 2021, as amended on April 29, 2021 (the “2020 Annual Report”) and in subsequent filings.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in the 2020 Annual Report and this report.  While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results including the economic impact of the ongoing COVID-19 pandemic. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in the 2020 Annual Report and in subsequent filings. All forward-looking statements are expressly qualified in their entirety by these cautionary statements.  You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.  Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. We expressly disclaim any intent or obligation to update these forward-looking statements.

Dollar amounts within this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands except for average weekly sales per restaurant, average weekly same store sales per restaurant and average check per guest.

Overview

The Company, as the sole managing member of its subsidiary J. Alexander’s Holdings, LLC, owns and operates complementary upscale dining restaurants including: J. Alexander’s, Redlands Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”).  For 30 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2018, we successfully converted one of our previous J. Alexander’s locations in Kansas to the Overland Park Grill.  In 2019, we opened Merus Grill in Houston, Texas, and, in March 2021, we opened a second location in San Antonio, Texas, under the Redlands Grill concept. Each of these locations offers a contemporary American menu. As of May 17, 2021, we operate 47 restaurants across 16 states. Additionally, we plan to open a J. Alexander’s restaurant in Madison, Alabama, in the fourth quarter of 2021, which is currently under construction.

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

Our business plan has evolved over time to include a collection of restaurants dedicated to providing guests with what we believe to be high quality food and beverages, high levels of professional service and a comfortable ambiance. By offering multiple restaurant concepts and utilizing unique non-standardized architecture and specialized menus, we believe we are positioned to continue to scale and grow our overall restaurant business in an efficient manner in urban and affluent suburban areas. We want each of our restaurants to be perceived by our guests as a locally managed, stand-alone dining experience. This differentiation permits us to successfully operate multiple restaurants in the same geographic market.  If this strategy continues to prove successful, we may expand beyond our currently existing concepts in the future. Additionally, by further developing our carry-out program in each of our restaurant locations with the same attention to detail taken in our dining rooms, we believe we can both increase frequency of usage by our existing loyal guests and reach a wider array of guests who may prefer this level of service when selecting their dining options. While each restaurant concept operates under a unique trade name, each of our restaurants is identified as a “J. Alexander’s Holdings Restaurant.”

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

The locations operating as a Redlands Grill, Lyndhurst Grill (now closed), Overland Park Grill or Merus Grill restaurant have been included with the J. Alexander’s restaurants’ results of operations, average weekly same store sales calculations and all other applicable disclosures, and, with the J. Alexander’s restaurants, are collectively referred to herein as “J. Alexander’s / Grill” restaurants.

Recent Developments and Trends Impacting our Business

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the United States declared it a national public health emergency.  Since March 2020, we have experienced substantial disruptions in our operations including, but not limited to, temporary restaurant closings, reopening of restaurants at limited capacity, suggested and mandated social distancing and stay-at-home orders, limited staffing and to-go only service in our restaurants. Despite the fact that all of our locations’ dining rooms were allowed to reopen by the end of the second quarter of 2020, the Company continues to be impacted by governmental orders that restrict capacity for several of its restaurants. Throughout the first quarter of 2021, we continued to be impacted by capacity restrictions at varying levels ending the quarter at approximately 75% capacity company-wide. As of the date of this report, approximately 60% of our 47 locations are operating at full capacity. While the population of individuals who have been fully vaccinated against the virus continues to grow, there can be no assurance that state or local authorities will allow dining rooms to operate at full capacity in the near-term. Each of these factors has limited our ability to generate revenue impacting results from operations and cash flows during fiscal 2020 and into the first quarter of 2021 and may continue to do so for an extended period of time depending on the length of the pandemic and how significantly it affects the economy. There is significant uncertainty concerning consumer behavior, including guests’ propensity to spend disposable income or changes in consumer habits due to fear of contracting the virus in public or as a result of unemployment or reduced income. We expect that most of our restaurants will operate on a limited-capacity basis for at least some remaining portion of fiscal 2021. The Company is also closely monitoring the impact of the pandemic on all aspects of its business, including on guests, employees, suppliers, vendors, landlords, distribution channels and other business partners.

As a result of factors noted above, the Company has taken steps to modify its operations, where necessary, including implementing a carry-out program and online ordering platform and reopening dining rooms at a limited capacity in compliance with state and local government guidelines. We have made employee and guest health and safety our first priority as we serve our guests during these uncertain times. The Company intends to continue to actively monitor the evolving situation and may take further actions that alter its business operations that may be required by federal, state or local authorities or that it determines are in the best interests of its employees, guests and shareholders.  While we do not know the full future impact COVID-19 will have on our business, we expect to see a continued impact on our results of operations, cash flows and liquidity during at least a portion of the rest of 2021. The remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses a number of ways our business has been impacted by COVID-19.

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the 18th month of operations.  Our same store restaurant base consisted of 45 restaurants at April 4, 2021.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.  This measure highlights the performance of existing restaurants, as the impact of new restaurant openings and closed locations is excluded.

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

Food and beverage costs.  Food and beverage costs is presented net of earned vendor rebates.  Food and beverage costs are generally influenced by the input cost of food and beverage items, distribution costs and menu mix.  The components of food and beverage costs are variable in nature, increase with sales, are subject to increases or decreases based on fluctuations in commodity costs, including beef prices, and depend in part on the controls we have in place to manage costs at our restaurants.

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

Income Tax (Expense) Benefit.  This represents tax expense or benefit related to the taxable income (loss) at the federal, state and local level.

Discontinued Operations.  During a portion of fiscal 2021, we remained a party to a lease for a restaurant that closed in 2013 which we determined met the criteria for classification as discontinued operations.  Expenses related to continuing obligations under this lease agreement are recognized as discontinued operations, net. In March 2021, a termination agreement related to this lease was executed resulting in the recognition of a gain for the first quarter of 2021. The Company does not expect to incur any expense related to this lease going forward.

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

Fiscal year 2021 is a 52-week year. As many of our operating expenses have a fixed component, our operating income and operating income margins have historically varied from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter, or for the full fiscal year.

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended
	April 4,	March 29,	Percent Change
(Unaudited, dollars in thousands)	2021	2020	2021 vs. 2020

Net sales	$57,375	$56,972	0.7%
Costs and expenses:
Food and beverage costs	17,087	18,567	(8.0)
Restaurant labor and related costs	16,675	20,338	(18.0)
Depreciation and amortization of restaurant property and equipment	2,883	3,094	(6.8)
Other operating expenses	11,722	11,954	(1.9)
Total restaurant operating expenses	48,367	53,953	(10.4)
Transaction and other related expenses	46	689	(93.3)
General and administrative expenses	5,153	4,740	8.7
Goodwill impairment	-	15,737	(100.0)
Long-lived asset impairment charges and restaurant closing costs	3	689	(99.6)
Pre-opening expenses	445	19	NCM
Total operating expenses	54,014	75,827	(28.8)
Operating income (loss)	3,361	(18,855)	NCM
Other (expense) income:
Interest expense	(153)	(116)	31.9
Other, net	(46)	(8)	NCM
Total other expense	(199)	(124)	60.5
Income (loss) from continuing operations before income taxes	3,162	(18,979)	NCM
Income tax (expense) benefit	(367)	1,387	NCM
Income (loss) from discontinued operations, net	595	(52)	NCM
Net income (loss)	$3,390	$(17,644)	NCM

Note:  NCM means not considered meaningful

As a Percentage of Net Sales	Quarter Ended
	April 4,	March 29,
	2021	2020
Net sales	100.0%	100.0%
Costs and expenses:
Food and beverage costs	29.8	32.6
Restaurant labor and related costs	29.1	35.7
Depreciation and amortization of restaurant property and equipment	5.0	5.4
Other operating expenses	20.4	21.0
Total restaurant operating expenses	84.3	94.7
Transaction and other related expenses	0.1	1.2
General and administrative expenses	9.0	8.3
Goodwill impairment	-	27.6
Long-lived asset impairment charges and restaurant closing costs	0.0	1.2
Pre-opening expenses	0.8	0.0
Total operating expenses	94.1	133.1
Operating income (loss)	5.9	(33.1)
Other income (expense):
Interest expense	(0.3)	(0.2)
Other, net	(0.1)	(0.0)
Total other expense	(0.3)	(0.2)
Income (loss) from continuing operations before income taxes	5.5	(33.3)
Income tax (expense) benefit	(0.6)	2.4
Income (loss) from discontinued operations, net	1.0	(0.1)
Net income (loss)	5.9%	(31.0)%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's / Grill Restaurants	34	33
Stoney River Steakhouse and Grill	13	13

Average weekly sales per restaurant:
J. Alexander's / Grill Restaurants	$105,100	$101,500
Percent change	3.5%
Stoney River Steakhouse and Grill	$75,300	$72,400
Percent change	4.0%

Average weekly same store sales per restaurant:
J. Alexander's / Grill Restaurants	$106,600	$103,400
Percent change	3.1%
Stoney River Steakhouse and Grill	$75,300	$72,400
Percent change	4.0%

Net Sales

Net sales increased by $403, or 0.7%, in the first quarter of 2021 compared to the first quarter of 2020.  The Company’s first quarter 2021 sales were impacted for a variety of reasons including the effects of COVID-19 on our operations, holiday timing and weather-related closures. During March 2020, the Company was forced to close its dining rooms due to state and local mandates in order to mitigate the effect of COVID-19 on the population which led the Company to operate on a carry‑out only model during the last two weeks of the first quarter in 2020. During that time, the Company’s sales were approximately 15% of sales for the same weeks in 2019. During the first quarter of 2021, the Company’s sales continued to be impacted by dining room capacity restrictions at varying levels, and the Company ended the quarter operating at approximately 75% capacity on a company‑wide basis. Additionally, because fiscal 2020 contained 53 weeks of operations, it received the benefit of the Company’s typically higher New Year’s Eve holiday sales at the end of the fiscal year as it ended on January 3, 2021. The first quarter of 2021 did not receive that benefit, and management estimates that net sales in the first quarter of 2021 would have been approximately $650 higher if it had included the benefit of the New Year’s Eve week. Further, during February 2021 beginning on Valentine’s Day, the Company closed restaurants in several markets due to severe winter weather conditions, the impact of which totaled to 54 closed days. Management estimates that the net sales lost due to these closures totaled $500 during the first quarter of 2021.

Average weekly same store sales at J. Alexander’s / Grill restaurants for the first quarter of 2021 increased by 3.1% to $106,600, compared to $103,400 in the first quarter of 2020. Average weekly same store sales at Stoney River restaurants for the first quarter of 2021 increased by 4.0% to $75,300 compared to $72,400 in the first quarter of 2020. During the first quarter of 2021, off‑premise sales were approximately 16% of total sales, which represented approximately $720 on average in weekly off-premise sales.

At J. Alexander’s / Grill restaurants, the average check per guest, including alcoholic beverage sales, increased by 10.0% to $36.30 in the first quarter of 2021 from $32.99 in the first quarter of 2020. For the 32 locations in the same store base of restaurants, the average check per guest increased by 10.1% for the first quarter of 2021 relative to the same period of 2020. This increase is primarily due to the price increase implemented during the second half of 2020 discussed below as well as a shift in product mix and new menu offerings. Management estimates that weekly average guest counts decreased by approximately 6.3% in the first quarter of 2021 compared to the same period of 2020, within the same store base of restaurants. On a consolidated basis, management estimates that weekly average guest counts decreased by approximately 6.7% in the first quarter of 2021 compared to the corresponding period of 2020. Each of the guest count decreases noted above can be primarily attributed to limited restaurant operations during the entirety of the first quarter of 2021 compared to only a two-week period in March 2020 caused by the COVID-19 pandemic.

At Stoney River, the average check per guest, including alcoholic beverage sales, increased by 7.7% to $44.97 in the first quarter of 2021 from $41.77 in the first quarter of 2020. This increase is primarily due to the price increase implemented during the second half of 2020 discussed below as well as a shift in product mix and new menu offerings. Management estimates that weekly average guest counts decreased by approximately 3.5% during the first quarter of 2021, compared to the same period of 2020. Similar to the J. Alexander’s / Grill restaurants, the guest count decreases for Stoney River can be primarily attributed to limited restaurant operations during the entirety of the first quarter of 2021 compared to only a two-week period in March 2020 caused by the COVID-19 pandemic.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 84.3% of net sales in the first quarter of 2021 from 94.7% of net sales in the first quarter of 2020. The decrease in the first quarter of 2021 compared to the corresponding period of 2020 was partially due to higher average weekly same store sales as well as lower food and beverage costs and restaurant labor and related costs and small decreases in other expense categories.

Food and beverage costs decreased to 29.8% of net sales in the first quarter of 2021 from 32.6% of net sales in the first quarter of 2020. In March 2020, selected offerings under the Company’s carry-out program were marketed at a price point intended to quickly move product and, as such, did not reflect margins typical of the Company’s historical menu offerings, thus, driving up food and beverage costs as a percent of net sales. Additionally, during the second half of 2020, the Company took a price increase of 4.1% in August 2020 and implemented a packaging fee of 6% on carry-out sales in October 2020. These price increases helped increase same store sales in the first quarter of 2021 and contributed to the lower food and beverage costs as a percentage of net sales as compared to the prior year. Management estimates that inflation in total food costs was approximately 6.1% in the first quarter of 2021 for J. Alexander’s / Grill restaurants while management estimates that Stoney River restaurants experienced inflation in total food costs of approximately 2.2% in the first quarter of 2021 compared to the same quarter in 2020.

Beef purchases represent the largest component of consolidated food and beverage costs and generally comprise approximately 30% of this expense category. However, during the first three months of 2021, beef costs represented 34% of consolidated food and beverage costs partially due to inflation discussed above and partially due to a product mix shift in our food categories as well as a reduction of alcohol sales and related costs from restrictions on indoor dining and pub capacity. We purchase beef at weekly market prices. Prices paid for beef within the J. Alexander’s / Grill restaurants were higher in the first quarter compared to the same period of 2020 by approximately 11.2%. At Stoney River, prices paid for beef were higher by approximately 5.3% in the first quarter compared to the same period of 2020. Our beef purchases currently remain subject to variable market conditions which the Company closely follows to identify trending pressure on such costs. Should these or other input costs become too impactful on its margins, the Company believes there is currently room to take price increases, if necessary, and will continue to manage rising input costs through its feature program and active menu and recipe management.

Restaurant labor and related costs totaled 29.1% and 35.7% of net sales in the first quarters of 2021 and 2020, respectively. The decrease noted during the first quarter of 2021 was partially due to the effect of higher same store sales during the first quarter of 2021 compared to the same period in 2020.  Additionally, restaurant labor decreased due to the dining room capacity restrictions that impacted the entirety of the first quarter of 2021 while such restrictions were in place for two weeks during the same period of 2020. Further, in March 2020, the Company incurred additional labor costs associated with the Emergency Sick Leave Policy (“ESLP”), which provided for up to two weeks of paid leave for team members who were either infected by COVID-19 or employed at a restaurant that closed its dining room in response to the COVID-19 pandemic. Under the terms of the ESLP, hourly employees were paid the higher of their normal hourly rate or the federal minimum wage for the average hours worked over the previous eight-week period. This resulted in certain employees receiving the higher federal minimum wage rate who otherwise would have been paid at the tipped minimum wage rate effective within their respective state. During the first quarter of 2020, the Company incurred approximately $2,050 in costs related to continuing benefits, ESLP payments, vacation and other sick leave payments made to its staff members as a result of the COVID-19 pandemic.

Depreciation and amortization of restaurant property and equipment decreased by $211, or 6.8%, for the first quarter of 2021 compared to the corresponding period of 2020. The decrease noted during the first quarter of 2021 relative to the same period in 2020 was partially due to the Lyndhurst Grill restaurant that closed in Cleveland, Ohio, during the second quarter of 2020 resulting in no such expense related to this location in 2021. Further, the Company selectively replaced restaurant equipment during fiscal 2020 as needed in an effort to conserve cash flow. This approach resulted in decreased depreciation being recorded as certain fixed assets remaining in service during the first quarter of 2021 became fully depreciated during fiscal 2020.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, totaled 20.4% and 21.0% of net sales in the first quarter of 2021 and 2020, respectively. The decreased expense as a percentage of net sales was a result of higher same store sales compared to the same quarter of 2020. Additionally, we recorded decreased expense associated with utilities, laundry and linens, credit card fees, repairs and maintenance and various other restaurant supplies used in the ordinary course of operations which were largely driven by cost cutting measures previously implemented to conserve cash as well as decreased guest traffic resulting from capacity restrictions in our restaurants. These decreases were partially offset by increases in packaging costs for our carry-out program and personal protective equipment costs for our restaurant employees as well as rent and insurance.

Transaction and Other Related Expenses

Transaction and other related expenses totaled $46 and $689 for the quarters ended April 4, 2021 and March 29, 2020, respectively. During the first quarter of 2021, the Company incurred legal fees related to the ongoing evaluation of strategic alternatives. Transaction and other related expenses in 2020 include legal fees, other professional fees and consulting fees that were incurred for the same reason.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, equity compensation expenses and other costs incurred above the restaurant level, increased by $413, or 8.7%, in the first quarter of 2021 compared to the first quarter of 2020. During the first quarter of 2021, the Company recorded increased expense related to incentive compensation, accounting and auditing fees and insurance costs. These increases were partially offset by decreased expense for restaurant management training and corporate salaries along with the associated payroll taxes, travel and employee relocation costs, expenses related to the implementation of human resource information system software that was completed in the prior year and various other miscellaneous costs.

Goodwill Impairment and Long-lived Asset Impairment Charges and Restaurant Closing Costs

During the first quarter of 2020, the Company assessed its recorded goodwill for impairment and determined that the J. Alexander’s / Grill reporting unit’s carrying value exceeded its fair value to such an extent that the full write-off of goodwill in the first quarter of 2020 in the amount of $15,737 was appropriate. The impairment test was performed in response to certain triggering events that occurred during the quarter including a decline in the market price of the Company’s common stock in March 2020, the impact of mandated dining room closures on financial results, the expected reduction in economic activity in the near term, and the general economic and market volatility. The full write-off is presented as a separate line titled “Goodwill impairment charge” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, we recorded a long-lived asset impairment charge of $689 to state the assets formerly at the Lyndhurst Grill location in Cleveland, Ohio, at their fair value as of March 29, 2020, which is presented as a component of “Long-lived asset impairment charges and restaurant closing costs” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the second quarter of 2020, management made the decision to permanently close this location after a review of its projected and historical financial performance. This location was also required to be temporarily closed in mid-March due to COVID-19-related traffic limitations unique to that specific restaurant which further impacted operating results. The remaining assets at this location were sold during the third quarter of 2020. The Company assessed its remaining intangibles and fixed assets for indicators of impairment as of quarter-end and assessed recoverability of certain fixed assets as warranted. No impairment was recorded for the quarter ended April 4, 2021.

Pre-opening Expenses

For the quarters ended April 4, 2021 and March 29, 2020, pre-opening expenses of $445 and $19, respectively, were recorded. During the first quarter of 2021, the Company recorded pre-opening expenses associated with the new Redlands Grill in San Antonio, Texas. This location commenced operations at the end of March 2021. Similarly, pre-opening expense recorded during the first quarter of 2020 included rent expense associated with this same location, for which we began incurring rent expense after taking possession of the property in March 2020.

Other Income (Expense)

Interest expense increased by $37, or 31.9%, in the first quarter of 2021 compared to the first quarter of 2020 due to an increased debt balance relative to 2020 as a portion of the amount drawn on the Company’s lines of credit in March 2020 remained outstanding throughout the first quarter of 2021.  During March 2020, the Company drew down the remaining $17,000 of available capacity (at the time of the draw) under its credit facilities. In addition, the Company’s interest rate was higher in 2021 relative to the prior year’s first quarter.

Other, net increased by $38 in the first quarter of 2021 compared to the same period in 2020. The increase was primarily related to the market performance of the underlying trading securities held in the “rabbi trust” pursuant to the Salary Continuation Agreements discussed in greater detail below.

Income Taxes

We reported income tax expense of $367 and income tax benefit of $1,387 for the quarters ended April 4, 2021 and March 29, 2020, respectively, reflecting the Company’s federal, state and local income tax liability or benefit, as applicable, for its allocable share of income (loss) of J. Alexander’s Holdings, LLC. The change in recorded income taxes of $1,754 in the first three months of 2021 compared to the same period of 2020 was due, in part, to improved results over the prior year’s first quarter as income from continuing operations before income taxes totaled $3,162 compared to a loss from continuing operations before taxes of $18,979 during the first three months of 2020.  The net effective tax rate (including the impact of discrete items) for the first quarter of 2021 was 9.8% compared to (7.3)% for the same period in 2020. The factors that caused the net effective tax rate to vary from the federal statutory rate of 21% for the three-month period ended April 4, 2021 primarily related to the impact of the Federal Insurance Contribution Act (“FICA”) tip credit and other miscellaneous items offset by state income taxes and other items. For the three-month period ended March 29, 2020, the factors that caused the net effective tax rate to vary from the federal statutory rate primarily related to the impact of the nondeductible book goodwill impairment charge recorded during the quarter, partially offset by the FICA tip credit, state income taxes, the anticipated carryback of the net operating losses generated during the quarter to prior years, including the impact of the correction of the qualified improvement property regulations on the anticipated carryback, and other items.

Discontinued Operations

Income and losses from discontinued operations totaled $595 and $52 for the quarters ended April 4, 2021 and March 29, 2020, respectively. During the first quarter of 2021, the Company entered into a termination agreement related to a lease agreement for a location that was closed in 2013, which has been accounted for as a discontinued operation since that time. As a result of the termination agreement, we recorded a gain of approximately $630, representing the difference between recorded lease liabilities and the lease termination fee paid to the landlord by the Company during the first quarter of 2021. The gain was partially offset by ongoing lease and other exit costs incurred during the first quarter of 2021 prior to the date of the termination agreement. The loss from discontinued operations recorded in the first quarter of 2020 consisted solely of exit and disposal costs related to the Company’s obligations under this same lease agreement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our consolidated financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of April 4, 2021, cash and cash equivalents totaled $15,250.

During the first quarter of 2021, our liquidity has been impacted by the government mandated closure of dining rooms in certain states as well as limits on dining capacity in all other states where our restaurants are located in response to the COVID-19 pandemic. Cash flows from operations were significantly reduced at the onset of the dining room closures in March 2020 and throughout the following months until capacity restrictions began to ease. By February 5, 2021, all of our restaurants were permitted to resume in-person dining after a period of time where certain states reverted back to dining room closures in response to a surge in COVID-19 during the fourth quarter of 2020. Certain of our restaurants continue to be subject to varying capacity restrictions depending on their state, and a number of those restrictions remain in place as of May 17, 2021. There can be no assurance that state or local authorities will allow dining rooms to remain open even at reduced capacity if there is a surge in cases of COVID‑19 in those locations. We have continued carry-out services in all of our restaurants. While the Company quickly pivoted to a carry-out model to generate sales when dining room closures began in 2020, this approach inherently limits our guest traffic relative to historical levels. The Company made targeted reductions in spending at its restaurants and within its corporate office to conserve cash, particularly during the early stages of the pandemic. Based on actions taken to date and projected future cash flows, we believe our cash on hand, expected cash flows from operations and available borrowings under the credit facility with our lender will be sufficient to finance our capital expenditures and other operating activities for the next 12 months.

As of May 16, 2021, the Company has cash on hand of approximately $13,400. The Company estimates that it will have adequate liquidity for the next 12 months. Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants. We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may also be adversely affected by a number of factors not specifically addressed above, but are described in detail in the 2020 Annual Report, under the heading “Risk Factors.”

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the three-month periods ended April 4, 2021 and March 29, 2020:

	Quarter Ended
	April 4,	March 29,
	2021	2020

Net cash provided by (used in):
Operating activities	$4,809	$1,830
Investing activities	(1,505)	(1,565)
Financing activities	(417)	15,750
Net increase in cash and cash equivalents	$2,887	$16,015

Operating Activities.  Net cash flows provided by operating activities totaled $4,809 for the first three months of 2021 compared to $1,830 for the corresponding period of 2020, an increase of $2,979. Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first three months of 2021, net sales increased by $384, which excludes the impact of the comparative increase in gift card breakage of $19, relative to the corresponding period of 2020, and total restaurant operating expenses decreased by $5,586 compared to the first three months of 2020, resulting in a net increase to cash flow from operations of approximately $5,970. This increase was offset by the lease termination fee paid during the first quarter of 2021 discussed above in the amount of $565. Further, the Company funded payroll taxes prior to the quarter’s end in 2021 that totaled $949 with no comparable payment occurring in the first quarter of 2020. Lastly, in the first quarter of 2020, the Company received a tenant improvement allowance of $790, and no such payments were received in the first quarter of 2021.

Investing Activities. Net cash used in investing activities for the first three months of 2021 totaled $1,505 compared to $1,565 in the corresponding period of 2020, with the 2021 use of cash being attributed primarily to the completed construction of one Redlands Grill location that opened in San Antonio, Texas, during the quarter as well as routine additions at other locations. Cash used in investing activities in the first three months of 2020 was attributed primarily to a restaurant remodel as well as routine additions at other locations.

Financing Activities. Net cash used in financing activities for the first three months of 2021 totaled $417 compared to net cash provided by financing activities of $15,750 in the corresponding period of 2020.  Net cash used in financing activities in the first three months of 2021 included routine debt service payments made during the quarter.  Net cash provided by financing activities in the first three months of 2020 included a $17,000 draw down of the Company’s lines of credit which represented all remaining available balances at the time.  The circumstances surrounding this draw down are discussed in detail below. This amount was partially offset by routine debt payments made during the quarter.

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

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grill restaurant or Stoney River location, and anticipate that all new Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend approximately $700 per restaurant for pre-opening expense including pre-opening rent expense, and expect that such expenses will approximate $1,020 in fiscal year 2021 related to the new locations in San Antonio, Texas, and Madison, Alabama, with $575 expected to be spent in the remainder of 2021.

In addition to new store development, we plan to perform remodels of one J. Alexander’s / Grill restaurant and two Stoney River restaurant during fiscal year 2021 at an average cost of $350.

For 2021, we currently estimate capital expenditure outlays will range between $10,000 and $12,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the planned opening of two J. Alexander’s / Grill restaurants during 2021 (with the majority of the capital expenditures related to the new San Antonio location already incurred during fiscal 2020, which are not included in the 2021 estimate) as well as capital expenditures incurred in connection with the remodels discussed above, those expenditures necessary to maintain our existing restaurants and outlays for general corporate purposes.

We believe that we can fund such expenditures with cash on hand, cash flows from operations and by the use of our lines of credit as necessary, depending upon the timing of expenditures.

Additional long-term capital requirements include the funding of the Amended and Restated Salary Continuation Agreements (the “Salary Continuation Agreements”) in place with certain current and former officers of the Company.  J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, is obligated to continue funding a “rabbi trust” (previously defined as the “Trust”) under the Salary Continuation Agreements. As of April 4, 2021, the Trust holds $112, $2,425 and $2,333 in cash and cash equivalents, trading securities and aggregate cash surrender value of whole life insurance policies, respectively.  These assets are classified as noncurrent within the Company’s condensed consolidated financial statements. The Company made additional contributions of $75 and $95 to the Trust in fiscal years 2019 and 2018, respectively, and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the Salary Continuation Agreements.

On November 1, 2018, our Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018 and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021. Any share repurchases under the program are expected to be made solely from cash on hand and available operating cash flow. Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the

Company to acquire any particular amount of stock. There was no common stock repurchase activity under the program during the first quarter of 2021.

As of April 4, 2021, we have deferred the payment of $3,593 in employer-related social security taxes as permitted by a provision in the Coronavirus Aid, Relief, and Economic Security Act. Employers taking advantage of this provision are required to pay 50% of these funds by December 31, 2021 with the remaining portion payable by December 31, 2022. We intend to fund the first half of this liability by the end of the third quarter of 2021.

Short-term Capital Requirements

Our operations have not historically required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit. Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place. Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. As noted previously, COVID-19 has negatively affected our ability to generate cash flow from operations due to government mandated dining room closures and subsequent seating capacity restrictions and the resulting impact on guest traffic. While the Company has taken, and will continue to take, measures to curtail its spending in step with the reduced cash flow, uncertainty remains as to how long and to what extent dining room capacity in our restaurants will be limited going forward and the level of guest traffic the restaurants will be able to generate once government mandated restrictions are fully lifted. These factors may negatively impact the Company’s working capital for an extended period of time. Our current obligations are to fund purchases of inventory and to make required payroll payments, tax payments, rental payments and to fund other required operating payments such as for insurance, building maintenance, utilities and other items necessary to operate our restaurants. Our working capital deficit totaled $1,118 and $337 as of April 4, 2021 and January 3, 2021, respectively.

Credit Facility

The Company is party to the Fourth Amended and Restated Loan Agreement (the “Fourth Loan Agreement”) with Pinnacle Bank, dated October 28, 2020. The borrower under the Fourth Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Fourth Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Fourth Loan Agreement, among other things, permits payments of tax dividends to members, restricts liens and encumbrances, restricts dividends, and contains certain other provisions customarily included in such agreements. The Fourth Loan Agreement consists of the following:

•	A $16,000 revolving line of credit, (“Revolving Line of Credit”) that matures on January 1, 2023;
•	A $4,028 term loan (“Mortgage Loan”) that matures on January 1, 2023;
•	A $20,000 development line of credit (“Development Line of Credit”) that matures on January 1, 2023; and
•	A $556 term loan (“Term Loan”) which matured on December 10, 2020.

The current balance of each of these credit facilities is set forth below under “Debt Status and Related Information.”

Interest Rates

Under the Fourth Loan Agreement, each of the Company’s notes bear interest at a rate of 30-day LIBOR plus 2.5%, with a floor for LIBOR of 1.5%, which was set at 4.0% as of April 4, 2021.

Financial Covenants

The financial covenants under the Fourth Loan Agreement require (i) minimum revenue of (a) at least $99,800 for the Company’s fiscal year ended January 3, 2021, (b) at least $118,400 on a four quarter trailing basis by April 4, 2021, and (c) at least $166,800 on a four quarter trailing basis by July 4, 2021 through the maturity date, and (ii) a maximum adjusted debt to tangible net worth ratio of 0.80 or less, measured quarterly beginning September 27, 2020, and (iii) a fixed coverage charge of not less than 1.00 to 1.00 for the period commencing July 5, 2021 through January 2, 2022, and not less than 1.05 to 1.00 beginning on January 3, 2022 through January 1, 2023, or the maturity date.  The fixed charge coverage ratio is defined in the Fourth Loan Agreement as the ratio of (a) the sum of net income (loss) for the applicable period (excluding the effect on such period of any extraordinary or nonrecurring gains or losses, including any asset impairment charges, restaurant closing expenses, changes in valuation allowance for deferred tax assets, and non-cash deferred income tax benefits and expenses and up to $1,000 (in the aggregate for the remaining term of the loans) in uninsured losses) plus depreciation and amortization plus interest expense plus rent payments plus non-cash share-based compensation expense plus other non-cash expenses or charges plus expenses associated with a public offering, spin-off, strategic evaluation, or acquisition/merger process regardless of whether such events occur or are delayed minus the greater of either actual store maintenance capital expenditures (excluding major remodeling or image enhancements) or the total number of stores in operation for at least 18 months multiplied by $40 to (b) the sum of interest expense during such period plus rent payments made during such period plus payments of long-term debt and finance lease obligations made during such period, all determined in accordance with U.S. GAAP. Additionally, the Fourth Loan Agreement specifically states that for purposes of the financial covenant calculations, operating leases are not considered indebtedness.

If an event of default shall occur and be continuing under the Fourth Loan Agreement, the commitment under the Fourth Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with the applicable financial covenants as of January 3, 2021 and the reporting period subsequent to that date as of April 4, 2021.

The Company projects to be in compliance with each of these financial covenants through the next 12 months.

Debt Status and Related Information

On April 4, 2021, the amounts outstanding under the Development Line of Credit and Revolving Line of Credit were $10,000 and $1,000, respectively, and a total of $25,000 was available to us for borrowing under these lines of credit on this date. As previously noted above, subsequent to quarter-end, the Company voluntarily repaid $5,000 and $1,000 on the outstanding balances of the Development Line of Credit and Revolving Line of Credit, respectively. After the repayment, the Company has access to available lines of credit totaling $31,000. As of April 4, 2021, $3,333 was outstanding under the Mortgage Loan. The Loan Agreement is secured by the real estate, equipment and other personal property of 17 restaurant locations with an aggregate net book value of $37,690 as of April 4, 2021. The Company also capitalizes lender and legal fees as deferred loan costs and amortizes such costs over the respective lives of the loans under the Loan Agreement.  A total of $291 is currently classified as a reduction of long-term debt on the Company’s Condensed Consolidated Balance Sheet as of April 4, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 4, 2021, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements.  We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of April 4, 2021 is as follows:

Wendy's restaurants (five leases)	$923
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	237
Total contingent liability related to assigned leases	$1,160

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

There have been no material changes to the critical accounting policies previously reported in the Consolidated Financial Statements and footnotes thereto for the fiscal year ended January 3, 2021 included in the 2020 Annual Report.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our 2020 Annual Report.

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

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: May 18, 2021	/s/ Mark A. Parkey
Mark A. Parkey
President and Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2021	/s/ Jessica L. Hagler
Jessica L. Hagler
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)