Form 10-Q
period 2021-07-04
J. Alexander's Holdings, Inc.
filed 2021-08-17
CIK 1617227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2021

or

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

As of August 17, 2021, 15,079,893 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited in thousands, except share and per share amounts)

	July 4,	January 3,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$22,611	$12,363
Accounts and other receivables	9,094	8,756
Inventories	3,017	2,538
Prepaid expenses and other current assets	2,563	2,105
Total current assets	37,285	25,762
Other assets	6,583	6,195
Property and equipment, at cost, less accumulated depreciation and amortization of $80,970 and $75,327 as of July 4, 2021 and January 3, 2021, respectively	99,422	102,188
Right-of-use lease assets, net	73,030	72,515
Tradename and other indefinite-lived assets	25,648	25,648
Deferred income taxes, net	5,738	4,627
Deferred charges, less accumulated amortization of $413 and $392 as of July 4, 2021 and January 3, 2021, respectively	163	184
Total assets	$247,869	$237,119

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,631	$5,147
Accrued expenses and other current liabilities	13,981	9,422
Unearned revenue	2,905	3,761
Current portion of long-term debt	1,667	1,667
Current portion of lease liabilities	5,000	5,428
Total current liabilities	31,184	25,425
Long-term debt, net of portion classified as current and deferred loan costs	11,000	12,746
Long-term lease liabilities	78,960	78,968
Deferred compensation obligations	8,255	7,973
Other long-term liabilities	1,892	1,902
Total liabilities	131,291	127,014
Stockholders' equity:
Common stock, par value $0.001 per share: authorized 30,000,000 shares; issued and outstanding of 15,090,077 and 15,070,077 shares as of July 4, 2021 and January 3, 2021, respectively	15	15
Preferred stock, par value $0.001 per share: authorized 10,000,000 shares; no shares issued and outstanding as of July 4, 2021 or January 3, 2021	-	-
Additional paid-in capital	106,745	105,915
Retained earnings	8,260	2,617
Total stockholders' equity attributable to J. Alexander's Holdings, Inc.	115,020	108,547
Non-controlling interests	1,558	1,558
Total stockholders' equity	116,578	110,105
Commitments and contingencies
Total liabilities and stockholders' equity	$247,869	$237,119

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited in thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2021	2020	2021	2020
Net sales	$68,101	$27,602	$125,476	$84,574
Costs and expenses:
Food and beverage costs	22,899	10,471	39,986	29,038
Restaurant labor and related costs	19,046	12,554	35,721	32,892
Depreciation and amortization of restaurant property and equipment	2,988	3,060	5,871	6,154
Other operating expenses	13,479	8,536	25,201	20,490
Total restaurant operating expenses	58,412	34,621	106,779	88,574
Transaction and other related expenses	1,888	(66)	1,934	623
General and administrative expenses	5,442	4,095	10,595	8,835
Goodwill impairment	-	-	-	15,737
Long-lived asset impairment charges and restaurant closing costs	(1)	178	2	867
Pre-opening expenses	71	72	516	91
Total operating expenses	65,812	38,900	119,826	114,727
Operating income (loss)	2,289	(11,298)	5,650	(30,153)
Other (expense) income:
Interest expense	(141)	(189)	(294)	(305)
Other, net	84	135	38	127
Total other expense	(57)	(54)	(256)	(178)
Income (loss) from continuing operations before income taxes	2,232	(11,352)	5,394	(30,331)
Income tax benefit (expense)	24	4,419	(343)	5,806
(Loss) income from discontinued operations, net	(3)	(55)	592	(107)
Net income (loss)	$2,253	$(6,988)	$5,643	$(24,632)

Basic earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.15	$(0.47)	$0.34	$(1.67)
(Loss) income from discontinued operations, net	(0.00)	(0.00)	0.04	(0.01)
Basic earnings (loss) per share	$0.15	$(0.48)	$0.38	$(1.68)

Diluted earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.15	$(0.47)	$0.34	$(1.67)
(Loss) income from discontinued operations, net	(0.00)	(0.00)	0.04	(0.01)
Diluted earnings (loss) per share	$0.15	$(0.48)	$0.37	$(1.68)

Weighted-average common shares outstanding:
Basic	14,757	14,695	14,757	14,695
Diluted	15,285	14,695	15,073	14,695

Comprehensive income (loss)	$2,253	$(6,988)	$5,643	$(24,632)

See accompanying Notes to Condensed Consolidated Financial Statements.

Per share amounts may not sum due to rounding.

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited in thousands, except share amounts)

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at January 3, 2021	15,070,077	$15	$105,915	$2,617	$1,558	$110,105
Issuance of restricted stock awards	20,000	-	-	-	-	-
Share-based compensation	-	-	412	-	-	412
Net income	-	-	-	3,390	-	3,390
Balances at April 4, 2021	15,090,077	15	106,327	6,007	1,558	113,907
Share-based compensation	-	-	418	-	-	418
Net income	-	-	-	2,253	-	2,253
Balances at July 4, 2021	15,090,077	$15	$106,745	$8,260	$1,558	$116,578

	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Non-controlling interests	Total
Balances at December 29, 2019	15,011,676	$15	$104,056	$25,088	$1,558	$130,717
Share-based compensation	-	-	455	-	-	455
Net loss	-	-	-	(17,644)	-	(17,644)
Balances at March 29, 2020	15,011,676	15	104,511	7,444	1,558	113,528
Share-based compensation	-	-	453	-	-	453
Net loss	-	-	-	(6,988)	-	(6,988)
Balances at June 28, 2020	15,011,676	$15	$104,964	$456	$1,558	$106,993

See accompanying Notes to Condensed Consolidated Financial Statements.

J. Alexander’s Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Six Months Ended
	July 4,	June 28,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,643	$(24,632)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,952	6,256
Share-based compensation expense	830	908
Asset impairment charges	-	16,426
Deferred income taxes	(1,111)	(4,239)
Other, net	143	122
Changes in assets and liabilities:
Accounts and other receivables	(338)	(469)
Prepaid expenses and other current assets	(458)	1,524
Accounts payable	2,085	1,074
Accrued expenses and other current liabilities	4,559	(1,424)
Lease right-of-use assets and liabilities	(951)	714
Other assets and liabilities, net	(1,074)	(24)
Net cash provided by (used in) operating activities	15,280	(3,764)

Cash flows from investing activities:
Purchase of property and equipment	(2,827)	(3,030)
Other investing activities	(378)	(236)
Net cash used in investing activities	(3,205)	(3,266)

Cash flows from financing activities:
Proceeds from borrowing under debt agreement	5,000	32,100
Payments on long-term debt	(6,833)	(16,350)
Other financing activities	6	(208)
Net cash (used in) provided by financing activities	(1,827)	15,542
Increase in cash and cash equivalents	10,248	8,512
Cash and cash equivalents at beginning of period	12,363	8,803
Cash and cash equivalents at end of period	$22,611	$17,315

Supplemental disclosures:
Property and equipment obligations accrued at beginning of period	$879	$1,116
Property and equipment obligations accrued at end of period	1,278	860
Cash paid for interest	277	109
Cash paid for income taxes	1,272	83

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

The Company, through J. Alexander’s Holdings, LLC and its subsidiaries, owns and operates full service, upscale restaurants including J. Alexander’s, Redlands Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”).  At July 4, 2021 and January 3, 2021, the Company operated 47 and 46 restaurants, respectively, in 16 states. The Company’s restaurants are concentrated primarily in the East, Southeast, and Midwest regions of the United States. The Company does not have any restaurants operating under franchise agreements.

Note 2 – Basis of Presentation

(a)	Interim Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the quarter and six-month period ended July 4, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2022. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021, filed with the SEC on March 18, 2021, and amended on April 29, 2021 (the “2020 Annual Report”).

Total comprehensive income (loss) is comprised solely of net income (loss) for all periods presented. There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s 2020 Annual Report.
(b)	Effects of COVID-19

The onset of the novel coronavirus (“COVID-19”) pandemic in the first quarter of 2020 resulted in significant disruption to the restaurant industry and adversely affected the Company’s business. In response to the COVID-19 pandemic, many states and local jurisdictions in which the Company operates restaurants issued stay-at-home orders and other measures, including the closure of all in-restaurant dining, aimed at slowing the spread of COVID-19 beginning in March 2020. These measures resulted in the closure of the Company’s dining rooms beginning in mid-March 2020 and a shift to an entirely off-premise operations platform until late April 2020 when certain states began to allow for partial reopening of dining rooms. As a result of the government-mandated restrictions and related public health concerns, the Company’s net sales, results of operations and cash flows were negatively impacted in fiscal 2020, and the impact continued throughout the first half of 2021 due to reductions in guest counts from capacity restrictions, particularly during January and early February of 2021. Each of the Company’s 47 locations were open for in‑restaurant dining at full capacity as of the end of the second quarter of 2021 and remain fully open as of the date of this report in accordance with their state’s or local government’s guidelines. This capacity status was only reached in the final weeks of the second quarter at certain locations due to restrictions imposed by their respective state and local governments.

During the first half of 2020, the Company incurred approximately $3,275 of additional costs related primarily to the continuing benefits and payments to furloughed restaurant employees under the Company’s Emergency Sick Leave Policy (“ESLP”), vacation and other sick leave benefits and related payroll taxes as well as write-offs of inventory. During the same period of 2021, the Company incurred approximately $103 related to payments made to employees pursuant to the ESLP and other sick leave benefits and related payroll taxes. Additionally, during the first half of 2020, the Company recorded certain impairment charges which are discussed in Note 2(k) below.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. Despite the fact that vaccines are now widely available across the country, there are widespread increases in diagnosed cases reported since the end of the second quarter largely due to the spread of COVID-19 variants. There can be no assurance that state or local authorities will allow dining rooms to remain open even at reduced capacity if there is a surge in cases or variants of COVID-19 in their respective areas.  The extent of the impact of the COVID-19 pandemic on our operations and financial results depends on future developments, and the Company cannot reasonably predict if all of its restaurants will be allowed to continue to operate their dining rooms at full or limited capacities. Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on its consolidated financial condition, liquidity and future results of operations, and therefore, any prediction as to the ultimate material adverse impact on these performance measures is uncertain. The Company does expect that its results of operations, cash flows and liquidity will continue to be negatively affected to some extent by the COVID-19 pandemic, either by potential future governmental restrictions or lingering impacts on the economy and the labor market, during at least a portion of the remainder of fiscal 2021.
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

The Company’s fiscal year ends on the Sunday closest to December 31, and each quarter typically consists of 13 weeks. The quarters and six-month periods ended July 4, 2021 and June 28, 2020 each included 13 and 26 weeks of operations, respectively. Fiscal year 2021 will include 52 weeks of operations while fiscal year 2020 included 53 weeks of operations.
(e)	Discontinued Operations and Restaurant Closures

Losses from discontinued operations totaled $3 and $55 for the quarters ended July 4, 2021 and June 28, 2020, respectively.  For the six-month periods ended July 4, 2021 and June 28, 2020, the income and loss from discontinued operations totaled $592 and $107, respectively. During the first half of 2021, the Company entered into a termination agreement related to a lease agreement for a location that was closed in 2013, which has been accounted for as a discontinued operation since that time. As a result of the termination agreement, the Company recorded a gain of approximately $630, representing the difference between recorded lease liabilities and the termination fee paid to the landlord by the Company during the first quarter of 2021. The gain was partially offset by ongoing lease and other exit costs incurred during fiscal 2021. The loss from discontinued operations recorded in the second quarter and first half of 2020 consisted solely of exit and disposal costs related to the Company’s obligations under this same lease agreement.
(f)	Transaction and other Related Expenses

Transaction and other related expenses totaled $1,888 and $(66) for the quarters ended July 4, 2021 and June 28, 2020, respectively, and $1,934 and $623 for six-month periods ended July 4, 2021 and June 28, 2020, respectively. During the second quarter of 2021, the Company incurred consulting, investment banking and legal fees related to the Company’s evaluation of strategic alternatives. In the first quarter of 2020, the Company incurred legal fees, other professional fees and consulting fees related to the same project. The Company received a discount for legal services rendered during that period resulting in income for the second quarter of fiscal 2020.

As noted below, on July 2, 2021, the Company announced that it entered into a merger agreement under which SPB Hospitality LLC (“SPB Hospitality”) will acquire the Company in an all-cash transaction valued at approximately $220,000. If the merger is consummated, the Company’s shareholders will receive $14.00 in cash per share of common stock of the Company. The merger is expected to be completed in the fourth quarter of 2021, subject to approval by the Company’s shareholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as other customary closing conditions. See “Note 10 – Merger Agreement with SPB Hospitality” below for additional discussion of the merger.
(g)	Earnings (Loss) per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period.  Diluted earnings (loss) per share of common stock is computed similarly to basic earnings (loss) per share except the weighted average shares outstanding are increased to include potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive. In periods of net loss, no potential common shares are included in the diluted shares outstanding as the effect is anti-dilutive. J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents for this purpose. The number of additional shares of common stock related to these common stock equivalents is calculated using the if-converted method, if dilutive. The number of additional shares of common stock related to stock option awards and unvested restricted share awards subject to only a service condition is calculated using the treasury stock method, if dilutive. Unvested restricted share awards that are subject to a performance condition are regarded as contingently issuable common shares and are included in the denominator of the diluted earnings (loss) per share calculation using the treasury stock method as of the beginning of the period in which the performance condition has been satisfied, if dilutive.  Refer to Note 3 – Earnings (Loss) per Share for the basic and diluted earnings (loss) per share calculations and additional discussion.
(h)	Non-controlling Interests

Non-controlling interests presented on the Condensed Consolidated Balance Sheets represent the portion of net assets of the Company attributable to the non-controlling J. Alexander’s Holdings, LLC Class B Unit holders. As of each of July 4, 2021 and January 3, 2021, the non-controlling interests presented on the Condensed Consolidated Balance Sheets were $1,558 and consist of the previously recognized non-cash compensation expense relative to the Class B Units held by management. The Hypothetical Liquidation at Book Value method was used as of each of July 4, 2021 and June 28, 2020 to determine allocations of non-controlling interests in respect of vested grants consistent with the terms of the Second Amended and Restated LLC Agreement of J. Alexander’s Holdings, LLC, and pursuant to those calculations, no allocation of net income (loss) was made to non-controlling interests for either of the quarters or six months ended July 4, 2021 or June 28, 2020.
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

On November 1, 2018, the Company’s Board of Directors authorized a share repurchase program which replaced the previous share repurchase program that expired on October 29, 2018, and allows for the repurchase of shares up to an aggregate purchase price of $15,000 over the three-year period ending November 1, 2021.  Any share repurchases under the current program are expected to be made solely from cash on hand and available operating cash flow.  Repurchases will be made in accordance with applicable securities laws and may be made from time to time in the open market.  The timing, prices and amount of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations.  The repurchase program does not obligate the Company to acquire any particular amount of stock.  There was no common stock repurchase activity under the program during the second quarters or first halves of 2021 or 2020.
(k)	Goodwill Impairment and Long-lived Asset Impairment Charges

As a result of the decline in the market price of the Company’s common stock that occurred during the first quarter of 2020, the impact of mandated dining room closures on financial results last year, the severe reduction in economic activity that followed, and the general economic and market volatility at the time, the Company determined that these factors constituted an interim triggering event as of the end of the Company’s first quarter of 2020, and performed impairment analyses with regard to its indefinite-lived intangible assets, property and equipment (including its right-of-use assets for operating leases) and goodwill. As a result, the Company recorded asset impairment charges totaling $16,426 in the first half of 2020, which included $15,737 related to the full impairment of the carrying amount of goodwill. The goodwill impairment charge is presented as a separate line on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, during the first half of 2020, the Company recorded a long-lived asset impairment charge of $689 related to one location which was subsequently closed and sold during fiscal 2020. This impairment charge is presented as “Long-lived asset impairment charges and restaurant closing costs” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company assessed its remaining intangible and fixed assets for indicators of impairment as of quarter-end, for both July 4, 2021 and June 28, 2020, and assessed recoverability of certain fixed assets as warranted. No impairment was recorded for either of these periods.

Note 3 – Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Six Months Ended
(Dollars and shares in thousands, except per share amounts)	July 4,	June 28,	July 4,	June 28,
	2021	2020	2021	2020
Numerator:
Income (loss) from continuing operations, net of tax	$2,256	$(6,933)	$5,051	$(24,525)
Income (loss) from discontinued operations, net	(3)	(55)	592	(107)
Net income (loss)	$2,253	$(6,988)	$5,643	$(24,632)
Denominator:
Weighted average shares (denominator for basic earnings (loss) per share)	14,757	14,695	14,757	14,695
Effect of dilutive securities	528	-	316	-
Adjusted weighted average shares and assumed conversions (denominator for diluted earnings (loss) per share)	15,285	14,695	15,073	14,695

Basic earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.15	$(0.47)	$0.34	$(1.67)
Income (loss) from discontinued operations, net	(0.00)	(0.00)	0.04	(0.01)
Basic earnings (loss) per share	$0.15	$(0.48)	$0.38	$(1.68)
Diluted earnings (loss) per share:
Income (loss) from continuing operations, net of tax	$0.15	$(0.47)	$0.34	$(1.67)
Income (loss) from discontinued operations, net	(0.00)	(0.00)	0.04	(0.01)
Diluted earnings (loss) per share	$0.15	$(0.48)	$0.37	$(1.68)

Note: Per share amounts may not sum due to rounding.

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period.  Diluted earnings (loss) per share of common stock gives effect during the reporting period to all dilutive potential shares outstanding resulting from share-based compensation awards and additional shares from the assumed exercise of any common stock equivalents, if dilutive. The Company incurred a net loss for the quarter and six-month period ended June 28, 2020, and therefore, diluted shares outstanding equaled basic shares outstanding.

The J. Alexander’s Holdings, LLC Class B Units are considered common stock equivalents, and the number of additional shares of common stock related to these Class B Units is calculated using the if-converted method.  The 833,346 Class B Units associated with management’s profits interest awards are considered to be dilutive for the quarter and six-month period ended July 4, 2021, and the impact on the number of weighted average shares in the diluted earnings per share calculation was 127,664 and 63,832, respectively.

The number of additional shares of common stock related to stock option awards is calculated using the treasury stock method, if dilutive.  There were 1,739,250 and 1,495,750 stock option awards outstanding as of July 4, 2021 and June 28, 2020, respectively. The dilutive impact of the awards outstanding as of July 4, 2021 on the number of weighted average shares in the diluted earnings per share calculation was 282,200 and 169,164 for the quarter and six-month period ended July 4, 2021, respectively.

As of July 4, 2021 and June 28, 2020, there were 281,003 and 264,000 unvested restricted share awards outstanding, respectively, which were subject to only a service condition. All unvested restricted share awards outstanding as of July 4, 2021 were considered dilutive for the second quarter and six-month period then ended, and the impact on the number of weighted average shares in the diluted earnings per share calculation was 118,601 and 83,038, respectively.

As of July 4, 2021 and June 28, 2020, there were 52,500 performance share awards outstanding. The performance condition associated with such awards had not been met at either July 4, 2021 or June 28, 2020, and, therefore, the portion of the awards that had satisfied the applicable service condition as of these dates was excluded from the weighted average shares outstanding for basic earnings (loss) per share calculations.  These awards also did not impact the diluted earnings per share calculation since the performance condition has not yet been satisfied.

Note 4 – Income Taxes

The interim tax provision for the quarter and six-month period ended July 4, 2021 was prepared on an estimated annual effective rate basis while the interim tax provision for the quarter and six-month period ended June 28, 2020 was prepared on an actual effective tax rate basis. The Company recognized income tax expense of $343 and income tax benefit of $5,806 for the six-month periods ended July 4, 2021 and June 28, 2020, respectively. The net effective tax rate (including the impact of discrete items) for the first six months of 2021 was 5.7%. The factors that caused the net effective tax rate to vary from the federal statutory rate of 21% for the six-month period ended July 4, 2021 primarily related to the impact of the Federal Insurance Contribution Act (“FICA”) tip credit offset by state income taxes and discrete items primarily related to return to provision adjustments. The net effective tax rate for the first half of 2020 was 19.1%. The factors that caused the net effective tax rate to vary from the federal statutory rate of 21% for the six-month period ended June 28, 2020 primarily related to the impact of the nondeductible book goodwill impairment charge recorded during 2020, partially offset by the FICA tip credit, state income taxes, the anticipated carryback of the net operating losses (“NOLs”) generated during 2020 to prior years, including the impact of the correction of the qualified improvement property (“QIP”) regulations on the anticipated carryback and other items.

Note 5 – Commitments and Contingencies

(a)	Contingent Leases

As a result of the disposition of the Company’s predecessor’s Wendy’s operations in 1996, subsidiaries of the Company may remain secondarily liable for certain real property leases with remaining terms of one to five years. The total estimated amount of lease payments remaining on these four leases at July 4, 2021 was approximately $859. In connection with the sale of the Company’s predecessor’s Mrs. Winner’s Chicken & Biscuit restaurant operations in 1989 and certain previous dispositions, subsidiaries of the Company also may remain secondarily liable for one real property lease. The total estimated amount of lease payments remaining on this lease at July 4, 2021 was approximately $215. There have been no payments by subsidiaries of the Company of such contingent liabilities in the history of the Company. Management believes the likelihood of any significant loss is remote.

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

Note 6 – Fair Value Measurements

As of July 4, 2021 and January 3, 2021, the fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximated their carrying value due to their short-term nature. The carrying amounts of long‑term debt approximate fair value as interest rates and negotiated terms and conditions are consistent with current market rates because of the close proximity of recent refinancing transactions to the dates of these unaudited Condensed Consolidated Financial Statements (Level 2).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As discussed in Note 2(k) above, during the first quarter of fiscal year 2020, primarily due to the impacts of the COVID-19 pandemic, the Company determined that a triggering event had occurred requiring an impairment evaluation of its long-lived assets, indefinite‑lived intangible assets and goodwill. As a result of these analyses, the Company recorded a $689 impairment charge related to the long-lived assets at one restaurant location (Level 3) that management determined would be permanently closed and a $15,737 impairment charge related to the Company’s recorded goodwill. The impairment charges were measured based on the amounts by which the carrying values of the assets exceeded their relative fair values. No impairment was recorded for indefinite‑lived intangible assets as their fair values were determined to substantially exceed their carrying values. Fair values for goodwill and long-lived assets that were impaired during the first quarter of 2020 were estimated utilizing a market approach, and fair value estimates for indefinite-lived intangibles were determined based on an income approach. Fair value estimates utilized market participant assumptions reflecting all available information as of the impairment date. The fair value of goodwill was $0 (Level 3) and the impaired restaurant location was sold during the third quarter of 2020. There were no non-financial assets measured at fair value on a non‑recurring basis as of July 4, 2021 or January 3, 2021.

The ultimate severity and longevity of the COVID-19 pandemic is unknown, and, therefore, it is possible that additional impairments could be identified in future periods, and such amounts could be material.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	July 4, 2021
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$110	$-	$-
U.S. government obligations *	189	-	-
Corporate bonds *	2,226	-	-
Mutual and money market funds **	1,672	-	-
Total	$4,197	$-	$-

	January 3, 2021
	Level 1	Level 2	Level 3
Cash and cash equivalents *	$81	$-	$-
U.S. government obligations *	276	-	-
Corporate bonds *	2,241	-	-
Mutual and money market funds **	1,222	-	-
Total	$3,820	$-	$-

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

At July 4, 2021 and January 3, 2021, the Company held investments in mutual and money market funds classified as trading securities that were also held in a rabbi trust (the “409a Trust”) to support its future obligations to participants of its nonqualified deferred compensation plan, which are carried at fair value based on quoted market prices in active markets for identical assets (Level 1).

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the guidance issued in March 2020, ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  These updates provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  An entity may elect to apply the amendments for contract modifications by the impacted ASC topic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued through December 31, 2022. Once elected for an ASC topic, the amendments must be applied prospectively for all eligible contract modifications for that ASC topic. The Company continues to assess the potential impact of the amendments on its unaudited Condensed Consolidated Financial Statements and related disclosures and has not adopted any of the transition relief available under the new guidance as of July 4, 2021.

Note 8 – Net Sales

The following table presents the Company’s net sales disaggregated by source for the periods presented:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2021	2020	2021	2020
Restaurant	$67,998	$27,544	$125,126	$84,288
Gift card breakage	103	58	350	286
Net sales	$68,101	$27,602	$125,476	$84,574

The Company recognized revenue associated with gift cards redeemed by guests of $865 and $379 during the quarters ended July 4, 2021 and June 28, 2020, respectively, and $1,924 and $1,813 during the six-month periods ended July 4, 2021 and June 28, 2020, respectively. Further, of the amounts that were redeemed during the six-month periods ended July 4, 2021 and June 28, 2020, $1,340 and $1,484, respectively, were recorded within unearned revenue at the beginning of each respective fiscal year. Unearned revenue increased by $847 and $412 during the quarters ended July 4, 2021 and June 28, 2020, respectively, and by $1,418 and $953 during the six-month periods ended July 4, 2021 and June 28, 2020, respectively, as a result of gift cards sold.

Note 9 – Leases

As of July 4, 2021, the Company was party to 30 separate operating leases for real estate under which it currently operates its restaurants and has its corporate office space. The Company commenced operations at its new Redlands Grill location in San Antonio, Texas, on March 29, 2021. Additionally, the Company took possession of a new restaurant property during the first half of 2021, which is currently under construction in Madison, Alabama, and the J. Alexander’s location is slated to open in early 2022. As a result, the Company recorded a ROU asset in exchange for a new lease liability of $2,683 in the first half of 2021. Further, in the first half of 2021, the Company entered into a termination agreement for a lease to which it remained a party for a previously closed location. This lease was originally set to expire in August 2023, and, as a result of the termination agreement, the Company derecognized the remaining liability associated with this lease totaling $1,196. The Company is also party to one equipment operating lease.

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

The cash paid during the first half of 2021 for amounts included in the measurement of lease liabilities totaled $5,458.

Maturities of lease liabilities by fiscal year for the Company’s operating leases are as follows:

July 4,
2021
2021 (1)	$4,850
2022	9,391
2023	9,560
2024	9,547
2025	8,863
2026 and thereafter	92,958
Total minimum lease payments	135,169
Less: Imputed interest (2)	51,209
Present value of lease liabilities	$83,960

(1)  Excluding the 26 weeks ended July 4, 2021.

(2) Amount necessary to reduce net minimum lease payments to present value calculated using the Company’s incremental borrowing rates, which are consistent with the lease terms at adoption date (for those leases in existence as of the adoption date of Topic 842) or lease inception or modification date (for those leases entered into or modified after the adoption date).

Note 10 – Merger Agreement with SPB Hospitality

On July 2, 2021, the Company announced that it entered into a merger agreement under which SPB Hospitality will acquire the Company in an all-cash transaction valued at approximately $220,000. If the merger is consummated, the Company’s shareholders will receive $14.00 in cash per share of common stock of the Company.

Certain of the Company’s officers, directors and shareholders including Newport Global Opportunities Fund I-A LP and Ancora Holdings LLC, holding, in the aggregate, as of July 1, 2021, over 20% of the outstanding shares of Company common stock, entered into voting agreements with SPB Hospitality pursuant to which they agreed, among other things, to vote their respective shares of Company common stock in favor of the merger.

The merger was approved by the Company’s Board of Directors following a review of a wide range of strategic alternatives, which was first announced in August 2019, and continued in 2020 (until the onset of the COVID-19 pandemic) and 2021. The merger is expected to be completed in the fourth quarter of 2021, subject to approval by the Company’s shareholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as other customary closing conditions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

J. Alexander’s Holdings, Inc. (also referred to herein as the “Company”, “we”, “us” or “our”) cautions that certain information contained or incorporated by reference in this report and our other filings with the United States Securities and Exchange Commission (the “SEC”), in our press releases and in statements made by or with the approval of authorized personnel is forward-looking information that involves risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained herein. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “would,” “can,” “should,” “likely,” “anticipate,” “potential,” “estimate,” “pro forma,” “continue,” “expect,” “project,” “intend,” “seek,” “plan,” “believe,” “target,” “outlook,” “forecast,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  Forward-looking statements include all statements that do not relate solely to historical or current facts, including statements regarding our expectations, intentions or strategies and regarding the future, including the impact of the novel coronavirus (“COVID-19”) pandemic (including variant strains of COVID-19) on our operations, operating the Company’s restaurants at increased capacities, consumer demand, the Company’s sales, off-premise sales, cash position, cost containment efforts, liquidity, input costs, results of operations, new restaurant openings and the proposed merger (the “Merger”) with SPB Hospitality LLC (“SPB Hospitality”).  We expressly disclaim any intent or obligation to update these forward-looking statements.  Other risks, uncertainties and factors which could affect actual results include, but are not limited to:

•	the health and financial effects of the COVID-19 pandemic (including variant strains of COVID-19);
•

our ability to keep our restaurants open for in-person dining, and to reestablish and maintain satisfactory guest count levels and maintain or increase sales and operating margins in our restaurants under varying economic conditions;

•

the impact of surges in positive COVID-19 cases and new variant strains of COVID-19 on our operations, including potential future governmental mandates that could result in restaurant closures or suspension of or capacity restrictions on dine-in services and our ability to staff our restaurants while adhering to health guidelines;

•	the effect of higher commodity prices, unemployment and other economic factors on consumer demand as a result of COVID-19 or otherwise;
•	increases in food input costs or product/supply shortages and our response to them, including those related to COVID-19;
•	the impact of shortages, interruptions and price fluctuations on our ability to obtain ingredients from our limited number of suppliers;
•	our ability to comply with financial covenants under our loan agreement and to borrow available amounts under our lines of credit;
•	the timing and likelihood of, and any conditions or requirements imposed in connection with, obtaining required shareholder or regulatory approval of the Merger;
•

delay in closing the Merger or the possibility of non-consummation of the Merger, including due to litigation related to the Merger, or the occurrence of any event that could give rise to termination of the Merger Agreement;

•	the risk that the Company will be unable to retain or hire key personnel due to the pendency of the Merger;
•	the risk that disruption from the Merger may adversely affect the Company’s business and its relationships with customers, suppliers or employees;
•	the impact of pandemics, such as outbreaks of viruses, foodborne illnesses or other diseases;
•	the impact of, and our ability to adjust to, general economic conditions and changes in consumer preferences;
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

Overview

The Company, as the sole managing member of its subsidiary J. Alexander’s Holdings, LLC, owns and operates complementary upscale dining restaurants including: J. Alexander’s, Redlands Grill, Overland Park Grill, Merus Grill and Stoney River Steakhouse and Grill (“Stoney River”). For 30 years, J. Alexander’s guests have enjoyed a contemporary American menu, polished service and an attractive ambiance. In February 2013, our team brought our quality and professionalism to the steakhouse category with the addition of the Stoney River concept.  Stoney River provides “white tablecloth” service and food quality in a casual atmosphere at a competitive price. Our Redlands Grill concept offers guests a different version of our contemporary American menu and a distinct architectural design and feel. In 2018, we successfully converted one of our previous J. Alexander’s locations in Kansas to the Overland Park Grill.  In 2019, we opened Merus Grill in Houston, Texas, and, in March 2021, we opened a second location in San Antonio, Texas, under the Redlands Grill concept. Each of these locations offers a contemporary American menu. As of August 17, 2021, we operate 47 restaurants across 16 states. Additionally, we plan to open a J. Alexander’s restaurant in Madison, Alabama, in the first quarter of 2022, which is currently under construction.

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

We plan to execute the following strategies to continue to enhance the awareness of our restaurants, grow our sales and improve our profitability by:

•	pursuing new restaurant development;
•	increasing our average weekly same store sales through providing high-quality food and service;
•	leveraging our new carry-out platform to drive off-premise sales on a long-term incremental basis;
•	potentially expanding beyond our current existing restaurant concepts; and
•	improving our margins and leveraging infrastructure.

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

The locations operating as a Redlands Grill, Lyndhurst Grill (now permanently closed), Overland Park Grill or Merus Grill restaurant have been included with the J. Alexander’s restaurants’ results of operations, average weekly same store sales calculations and all other applicable disclosures, and, with the J. Alexander’s restaurants, are collectively referred to herein as “J. Alexander’s / Grill” restaurants.

Recent Developments and Trends Impacting our Business

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the United States declared it a national public health emergency.  Since March 2020, we have experienced substantial disruptions in our operations including, but not limited to, temporary restaurant closings, reopening of restaurants at limited capacity, suggested and mandated social distancing and stay-at-home orders, limited staffing and to-go only service in our restaurants. Throughout the first half of 2021, we were impacted by capacity restrictions at varying levels and only reached 100% dining room capacity in the final weeks of the second quarter. While vaccines are now widely available across the country resulting in further easing of restrictions, there are widespread increases in diagnosed cases reported since the end of the second quarter largely due to the spread of COVID-19 variants. There can be no assurance that state or local authorities will continue to allow dining rooms to operate at full capacity in the near-term should existing or future variants of COVID-19 result in increased transmission and diagnosis rates. Each of these factors has limited our ability to generate revenue, impacting results from operations and cash flows during fiscal 2020 and into the first half of 2021, and may continue to do so for an extended period of time depending on the length of the COVID-19 pandemic and how significantly it affects the economy. There is significant uncertainty concerning consumer behavior, including guests’ propensity to spend disposable income or changes in consumer habits due to fear of contracting COVID-19 in public or as a result of unemployment or reduced income. The Company is also closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including on guests, existing and potential employees, suppliers, vendors, landlords, distribution channels and other business partners.

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

Performance Indicators

We use the following key metrics in evaluating our performance:

Same Store Sales.  We include a restaurant in the same store restaurant group starting in the first full accounting period following the 18th month of operations.  Our same store restaurant base consisted of 46 restaurants at July 4, 2021.  Changes in same store restaurant sales reflect changes in sales for the same store group of restaurants over a specified period of time.  This measure highlights the performance of existing restaurants, as the impact of new restaurant openings and closed locations is excluded.

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

Food and beverage costs.  Food and beverage costs are presented net of earned vendor rebates.  Food and beverage costs are generally influenced by the input cost of food and beverage items, distribution costs and menu mix.  The components of food and beverage costs are variable in nature, increase with sales, are subject to increases or decreases based on fluctuations in commodity costs, including beef prices, and depend in part on the controls we have in place to manage costs at our restaurants.

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

Pre-opening Expense.  Pre-opening expense consists of expenses incurred prior to opening a new restaurant and includes principally manager salaries and relocation costs, payroll and related costs for training new employees, travel and lodging expenses for employees who assist with training new employees, and the cost of food and other expenses associated with practice of food preparation and service activities.  Pre-opening expense also includes rent expense for leased properties for the period of time between taking control of the property and the opening of the restaurant.

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

Discontinued Operations.  During a portion of fiscal 2021, we remained a party to a lease for a restaurant that closed in 2013 which we determined met the criteria for classification as discontinued operations.  Expenses related to continuing obligations under this lease agreement are recognized as discontinued operations, net. In March 2021, a termination agreement related to this lease was executed resulting in the recognition of a gain for the first half of 2021. The Company does not expect to incur any significant expense related to this property going forward.

Seasonality

Our business is subject to seasonal fluctuations.  Historically, the percentage of our annual revenues earned during the first and fourth quarters has typically been higher due, in part, to increased gift card redemptions, guest traffic and private dining during the year-end holiday season.  In addition, we operate on a 52-week or 53-week fiscal year that ends on the Sunday closest to December 31st. Each quarterly period includes 13 weeks of operations, except for a 53-week year when the fourth quarter has 14 weeks of operations.  Fiscal year 2021 is a 52-week year. As many of our operating expenses have a fixed component, our operating income and operating income margins have historically varied from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter, or for the full fiscal year.

Results of Operations

The following tables set forth, for the periods indicated, (i) the items in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), including our results expressed as a percentage of net sales, and (ii) other selected operating data:

	Quarter Ended			Six Months Ended
	July 4,	June 28,	Percent Change	July 4,	June 28,	Percent Change
(Unaudited)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020

Net sales	$68,101	$27,602	146.7%	$125,476	$84,574	48.4%
Costs and expenses:
Food and beverage costs	22,899	10,471	118.7	39,986	29,038	37.7
Restaurant labor and related costs	19,046	12,554	51.7	35,721	32,892	8.6
Depreciation and amortization of restaurant property and equipment	2,988	3,060	(2.4)	5,871	6,154	(4.6)
Other operating expenses	13,479	8,536	57.9	25,201	20,490	23.0
Total restaurant operating expenses	58,412	34,621	68.7	106,779	88,574	20.6
Transaction and other related expenses	1,888	(66)	NCM	1,934	623	210.4
General and administrative expenses	5,442	4,095	32.9	10,595	8,835	19.9
Goodwill impairment	-	-	-	-	15,737	(100.0)
Long-lived asset impairment charges and restaurant closing costs	(1)	178	100.6	2	867	(99.8)
Pre-opening expenses	71	72	(1.4)	516	91	NCM
Total operating expenses	65,812	38,900	69.2	119,826	114,727	4.4
Operating income (loss)	2,289	(11,298)	NCM	5,650	(30,153)	NCM
Other (expense) income:
Interest expense	(141)	(189)	(25.4)	(294)	(305)	(3.6)
Other, net	84	135	(37.8)	38	127	(70.1)
Total other expense	(57)	(54)	5.6	(256)	(178)	43.8
Income (loss) from continuing operations before income taxes	2,232	(11,352)	NCM	5,394	(30,331)	NCM
Income tax benefit (expense)	24	4,419	(99.5)	(343)	5,806	(105.9)
(Loss) income from discontinued operations, net	(3)	(55)	94.5	592	(107)	NCM
Net income (loss)	$2,253	$(6,988)	NCM	$5,643	$(24,632)	NCM

Note:  NCM means not considered meaningful.

As a Percentage of Net Sales	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Food and beverage costs	33.6	37.9	31.9	34.3
Restaurant labor and related costs	28.0	45.5	28.5	38.9
Depreciation and amortization of restaurant property and equipment	4.4	11.1	4.7	7.3
Other operating expenses	19.8	30.9	20.1	24.2
Total restaurant operating expenses	85.8	125.4	85.1	104.7
Transaction and other related expenses	2.8	(0.2)	1.5	0.7
General and administrative expenses	8.0	14.8	8.4	10.4
Goodwill impairment	-	-	-	18.6
Long-lived asset impairment charges and restaurant closing costs	(0.0)	0.6	0.0	1.0
Pre-opening expenses	0.1	0.3	0.4	0.1
Total operating expenses	96.6	140.9	95.5	135.7
Operating income (loss)	3.4	(40.9)	4.5	(35.7)
Other income (expense):
Interest expense	(0.2)	(0.7)	(0.2)	(0.4)
Other, net	0.1	0.5	0.0	0.2
Total other expense	(0.1)	(0.2)	(0.2)	(0.2)
Income (loss) from continuing operations before income taxes	3.3	(41.1)	4.3	(35.9)
Income tax benefit (expense)	0.0	16.0	(0.3)	6.9
(Loss) income from discontinued operations, net	(0.0)	(0.2)	0.5	(0.1)
Net income (loss)	3.3%	(25.3)%	4.5%	(29.1)%

Note: Certain percentage totals do not sum due to rounding.

Restaurants open at end of period:
J. Alexander's / Grill Restaurants	34	33	34	33
Stoney River Steakhouse and Grill	13	13	13	13

Average weekly sales per restaurant:
J. Alexander's / Grill Restaurants	$120,200	$51,000	$112,800	$76,600
Percent change	135.7%		47.3%
Stoney River Steakhouse and Grill	$88,000	$34,300	$81,700	$53,400
Percent change	156.6%		53.0%

Average weekly same store sales per restaurant:
J. Alexander's / Grill Restaurants	$121,600	$51,600	$114,200	$77,300
Percent change	135.7%		47.7%
Stoney River Steakhouse and Grill	$88,000	$34,300	$81,700	$53,400
Percent change	156.6%		53.0%

Net Sales

Net sales increased by $40,499, or 146.7%, in the second quarter of 2021 compared to the second quarter of 2020.  Further, for the first half of 2021, net sales increased by $40,902, or 48.4%, compared to the first half of 2020.  As noted, the majority of the year-to-date increase in net sales in fiscal 2021 occurred during the second quarter.

The Company’s first quarter 2021 sales were impacted for a variety of reasons including the effects of COVID-19 on our operations, holiday timing and weather-related closures. During March 2020, the Company was forced to close its dining rooms due to state and local mandates in order to mitigate the effect of COVID-19 on the population which led the Company to operate on a carry‑out only model during the last two weeks of the first quarter in 2020. During that time, the Company’s sales were approximately 15% of sales for the same weeks in 2019. During the first quarter of 2021, the Company’s sales continued to be impacted by dining room capacity restrictions at varying levels, and the Company ended the quarter operating at approximately 75% capacity on a company‑wide basis. Additionally, because fiscal 2020 contained 53 weeks of operations, it received the benefit of the Company’s typically higher New Year’s Eve holiday sales at the end of the fiscal year as it ended on January 3, 2021. The first quarter of 2021 did not receive that benefit, and management estimates that net sales in the first quarter of 2021 would have been approximately $650 higher if it had included the benefit of the New Year’s Eve week. Further, during February 2021 beginning on Valentine’s Day, the Company closed restaurants in several markets due to severe winter weather conditions, the impact of which totaled 54 closed days. Management estimates that the net sales lost due to these closures totaled $500 during the first quarter of 2021.

During the second quarter of 2021, the Company continued to experience an easing of in-restaurant dining restrictions resulting in a significant improvement in net sales over the second quarter of 2020, when many of the Company’s dining rooms were closed. These closures resulted in the Company pivoting to a carry-out only program until dining rooms began to reopen at limited capacities in late April 2020, under governmental mandates throughout the second quarter of 2020 significantly limiting net sales in 2020. During the second quarter of 2021, the average seating capacity was approximately 75% of total capacity and, as of the end of the second quarter of 2021, each of the Company’s 47 restaurants were fully reopened at 100% capacity. They remain open at 100% capacity as of August 17, 2021.

Average weekly same store sales at J. Alexander’s / Grill restaurants for the second quarter of 2021 increased by 135.7% to $121,600, compared to $51,600 in the second quarter of 2020. For the first half of 2021, J. Alexander’s / Grill restaurants’ average weekly same store sales totaled $114,200, a 47.7% increase from $77,300 in the first half of 2020. Average weekly same store sales at Stoney River restaurants for the second quarter of 2021 increased by 156.6% to $88,000 compared to $34,300 in the second quarter of 2020. For the first half of 2021, Stoney River restaurants average weekly same store sales totaled $81,700, a 53.0% increase from $53,400 in the first half of 2020. During the first half of 2021, off‑premise sales were approximately 13% of total sales for all concepts, which represented approximately $640 on average in weekly off-premise sales.

At J. Alexander’s / Grill restaurants, the average check per guest, including alcoholic beverage sales, increased by 26.7% to $36.32 in the second quarter of 2021 from $28.66 in the second quarter of 2020, and increased by 15.6% to $36.31 for the first half of 2021 from $31.42 for the first half of 2020. For the 33 locations in the same store base of restaurants, the average check per guest increased by 26.3% for the second quarter of 2021 relative to the same period of 2020. This increase is primarily due to the price increase implemented during the second half of 2020 discussed below as well as a shift in product mix and new menu offerings. Management estimates that weekly average guest counts increased by approximately 86.1% and 27.6% in the second quarter and first half of 2021, respectively, compared to the same periods of 2020, respectively, within the same store base of restaurants. On a consolidated basis, management estimates that weekly average guest counts increased by approximately 86.4% and 27.4% in the second quarter and first half of 2021, respectively, compared to the corresponding periods of 2020. Each of the guest count increases noted above can be primarily attributed to our restaurants operating at full or increased capacities during the second quarter of 2021 relative to the same period of 2020 when dining rooms were closed for at least a portion of the quarter due to restrictions caused by the COVID-19 pandemic.

At Stoney River, the average check per guest, including alcoholic beverage sales, increased by 26.2% to $45.28 in the second quarter of 2021 from $35.89 in the second quarter of 2020, and increased by 13.7% to $45.14 for the first half of 2021 from $39.69 for the first half of 2020. This increase is primarily due to the price increase implemented during the second half of 2020 discussed below as well as a shift in product mix and new menu offerings. Management estimates that weekly average guest counts increased by approximately 103.9% and 34.7% during the second quarter and first half of 2021, respectively, compared to the same periods of 2020. Similar to the J. Alexander’s / Grill restaurants, each of the Stoney River guest count increases noted above can be primarily attributed to our restaurants operating at full or increased capacities during the second quarter of 2021 relative to the same period of 2020 when dining rooms were closed for at least a portion of the quarter for the same reason.

Restaurant Costs and Expenses

Total restaurant operating expenses decreased to 85.8% and 85.1% of net sales in the second quarter and first half of 2021, respectively, compared to 125.4% and 104.7% of net sales in the second quarter and first half of 2020, respectively. The decrease in the second quarter and first half of 2021 compared to the corresponding periods of 2020 was mainly due to higher average weekly same store sales.

Food and beverage costs decreased to 33.6% and 31.9% of net sales in the second quarter and first half of 2021, respectively, from 37.9% and 34.3% of net sales in the second quarter and first half of 2020, respectively. Beginning in March and extending into the second quarter of 2020, selected offerings under the Company’s carry-out program were marketed at a price point intended to quickly move product and, as such, did not reflect margins typical of the Company’s historical menu offerings, thus, driving up food and beverage costs as a percent of net sales. Additionally, during the second half of 2020, the Company took a price increase of 4.1% in August 2020 and implemented a packaging fee of 6% on carry-out sales in October 2020. The Company also took a price increase of approximately 3.0% in June 2021. These price increases helped increase same store sales in the second quarter and first half of 2021 and contributed to the lower food and beverage costs as a percentage of net sales as compared to the prior year. Management estimates that inflation in total food costs for J. Alexander’s / Grill restaurants was approximately 15.2% in the second quarter of 2021 compared to the same period in 2020. Management estimates that Stoney River restaurants experienced inflation in total food costs of approximately 21.2% in the second quarter of 2021 compared to the same period in 2020.

Beef purchases represent the largest component of consolidated food and beverage costs and generally comprise approximately 30% of this expense category. However, during the first half of 2021, beef costs represented 37% of consolidated food and beverage costs partially due to inflation discussed above and partially due to a product mix shift in our food categories as well as a reduction of alcohol sales and related costs from restrictions on indoor dining and pub capacity. We purchase beef at weekly market prices. Prices paid for beef within the J. Alexander’s / Grill restaurants were higher in the second quarter compared to the same period of 2020 by approximately 24.1%. At Stoney River, prices paid for beef were higher by approximately 37.0% in the second quarter compared to the same period of 2020. Our beef purchases currently remain subject to variable market conditions which the Company closely follows to identify trending pressure on such costs.

Restaurant labor and related costs totaled 28.0% and 45.5% of net sales in the second quarters of 2021 and 2020, respectively. These costs totaled 28.5% and 38.9% of net sales during the first halves of 2021 and 2020, respectively. The decrease as a percentage of net sales noted during the second quarter and first half of 2021 was due to the effect of higher same store sales compared to the same periods in 2020.  While our expense as a percentage of sales decreased, the Company incurred greater total restaurant labor expense due to the easing of dining room capacity restrictions during 2021 allowing the Company to more fully operate its dining rooms with increased staffing levels. In the first half of 2020, the Company incurred additional labor costs associated with the Emergency Sick Leave Policy (“ESLP”), which provided for up to two weeks of paid leave for team members who were either infected by COVID-19 or employed at a restaurant that closed its dining room in response to the COVID-19 pandemic. During the first half of 2020, the Company incurred approximately $3,150 in costs related to continuing benefits, ESLP payments, vacation and other sick leave payments made to its staff members as a result of the COVID-19 pandemic, while such costs in the first half of 2021 totaled $103.

Depreciation and amortization of restaurant property and equipment decreased by $72, or 2.4%, and by $283, or 4.6%, for the second quarter and first half of 2021, respectively, compared to the corresponding periods of 2020. During fiscal 2020, the Company selectively replaced restaurant equipment as needed in an effort to conserve cash flow. This approach resulted in decreased depreciation being recorded as certain fixed assets remaining in service during the first half of 2021 became fully depreciated during fiscal 2020. Further, the decrease noted during the first half of 2021 relative to the same period in 2020 was also partially due to the write off of assets of the Lyndhurst Grill restaurant that permanently closed in Cleveland, Ohio, early in the second quarter of 2020 resulting in no such expense related to this location in 2021.

Other operating expenses, which include restaurant level expenses such as china and supplies, laundry and linen costs, repairs and maintenance, utilities, credit card fees, rent, property taxes and insurance, totaled 19.8% and 30.9% of net sales in the second quarters of 2021 and 2020, respectively. While the Company’s actual spending increased during the second quarter of 2021 compared to the same period in 2020 due its ability to operate its dining rooms at increased capacity, the decreased expense as a percentage of net sales was the result of higher same store sales compared to the same quarter of 2020. Other operating expenses decreased to 20.1% of net sales during the first half of 2021 compared to 24.2% of net sales for the first half of 2020 due to the same factor discussed above.

Transaction and Other Related Expenses

Transaction and other related expenses totaled $1,888 and $(66) for the quarters ended July 4, 2021 and June 28, 2020, respectively, and $1,934 and $623 for the six-month periods ended July 4, 2021 and June 28, 2020, respectively. During the second quarter and first half of 2021, the Company incurred consulting, investment banking and legal fees related to the Company’s evaluation of strategic alternatives. Transaction and other related expenses in 2020 include legal fees, other professional fees and consulting fees that were incurred for the same reason. In the first quarter of 2020, the Company incurred legal fees, other professional fees and consulting fees related to the Company’s evaluation of strategic alternatives totaling $689. The Company subsequently received a discount for legal services rendered during that period resulting in income for the second quarter of 2020.

On July 2, 2021, we announced that the Company entered into a merger agreement (the “Merger Agreement”) under which SPB Hospitality will acquire the Company in an all cash transaction valued at approximately $220,000. The Merger is expected to be completed in the fourth quarter of 2021, subject to approval by the Company’s shareholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as well as other customary closing conditions. See “Note 10 – Merger Agreement with SPB Hospitality” in the notes to the financial statements for additional discussion of the Merger.

General and Administrative Expenses

Total general and administrative expenses, which include all supervisory costs and expenses, management training and relocation costs, equity compensation expenses and other costs incurred above the restaurant level, increased by $1,347, or 32.9%, in the second quarter of 2021 compared to the second quarter of 2020. During the second quarter of 2021, the Company recorded increased expense related to incentive compensation, travel, accounting and auditing fees, insurance costs and restaurant management training salaries. These increases were partially offset by decreased expense for severance benefits, salaries, non-cash share-based compensation and legal fees.

General and administrative expenses increased by $1,760, or 19.9%, for the first half of 2021 compared to the corresponding period of 2020 primarily due to the same factors discussed above for the second quarter. In addition to the offsetting decreases noted for the quarter, we also incurred less expense for other employee benefits, payroll processing fees, restaurant management training salaries and payroll taxes during the first half of 2021 compared to the same period of 2020.

Goodwill Impairment and Long-lived Asset Impairment Charges and Restaurant Closing Costs

During the first quarter of 2020, the Company assessed its recorded goodwill for impairment and determined that the J. Alexander’s / Grill reporting unit’s carrying value exceeded its fair value to such an extent that the full write-off of goodwill in the first quarter of 2020 in the amount of $15,737 was appropriate. The impairment test was performed in response to certain triggering events that occurred during the quarter including a decline in the market price of the Company’s common stock in March 2020, the impact of mandated dining room closures on financial results, the expected reduction in economic activity in the near term, and the general economic and market volatility. The full write-off is presented as a separate line titled “Goodwill impairment” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Additionally, we recorded a long-lived asset impairment charge of $689 to state the assets formerly at the Lyndhurst Grill location in Cleveland, Ohio, at their fair value as of March 29, 2020, which is presented as a component of “Long-lived asset impairment charges and restaurant closing costs” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the second quarter of 2020, management made the decision to permanently close this location after a review of its projected and historical financial performance. This location was also required to be temporarily closed in mid-March due to COVID-19-related traffic limitations unique to that specific restaurant which further impacted operating results. The remaining assets at this location were sold during the third quarter of 2020. The Company assessed its remaining intangibles and fixed assets for indicators of impairment as of quarter-end and assessed recoverability of certain fixed assets as warranted. No impairment was recorded for the quarter ended July 4, 2021.

Pre-opening Expenses

For the quarters ended July 4, 2021 and June 28, 2020, pre-opening expenses of $71 and $72, respectively, were recorded. During the second quarter of 2021, the Company recorded pre-opening rent associated with the new J. Alexander’s in Madison, Alabama, as the Company took possession of this property in March 2021. Pre-opening expense recorded during the second quarter of 2020 included rent expense associated with the Redlands Grill location in San Antonio, Texas, for which we began incurring rent expense after taking possession of the property in March 2020. Further, for the six-month periods ended July 4, 2021 and June 28, 2020, preopening costs of $516 and $91, respectively, were recorded. In addition to the expenses mentioned above, for the first half of 2021, the Company recorded pre-opening expenses including training, labor, travel costs and the cost of food and beverage associated with the training process for the new Redlands Grill in San Antonio, Texas, which commenced operations at the end of March 2021. For the first half of 2020, the Company recorded pre-opening rent associated with the Redlands Grill in San Antonio, Texas, as noted above.

Other Income (Expense)

Interest expense decreased by $48, or 25.4%, in the second quarter of 2021 compared to the second quarter of 2020 due to a decreased debt balance relative to 2020 as a portion of the Company’s debt balance has been repaid over the course of fiscal 2021.  For the first half of 2021, interest expense decreased by $11, or 3.6%, due to the same factor previously mentioned.

Other, net decreased by $51 and $89 in the second quarter and first half of 2021, respectively, compared to the same periods in 2020. The decrease was primarily related to the market performance of the underlying trading securities held in the “rabbi trust” pursuant to the Salary Continuation Agreements discussed in greater detail below.

Income Taxes

We reported an income tax benefit of $24 and income tax expense of $343 for the quarter and six-month period ended July 4, 2021, respectively, and an income tax benefit of $4,419 and $5,806 for the quarter and six-months ended June 28, 2020, respectively, reflecting the Company’s federal, state and local income tax liability or benefit, as applicable, for its allocable share of income (loss) of J. Alexander’s Holdings, LLC. The net effective tax rate (including the impact of discrete items) for the first six months of 2021 was 5.7%. The factors that caused the net effective tax rate to vary from the federal statutory rate of 21% for the six-month period ended July 4, 2021 primarily related to the impact of the Federal Insurance Contribution Act (“FICA”) tip credit offset by state income taxes and discrete items primarily related to return to provision adjustments. The net effective tax rate for the first half of 2020 was 19.1%. The factors that caused the net effective tax rate to vary from the federal statutory rate of 21% for the six-month period ended June 28, 2020 primarily related to the impact of the nondeductible book goodwill impairment charge recorded during 2020, partially offset by the FICA tip credit, state income taxes, the anticipated carryback of the NOLs generated during 2020 to prior years, including the impact of the correction of the QIP regulations on the anticipated carryback and other items.

Discontinued Operations

Losses from discontinued operations totaled $3 and $55 for the quarters ended July 4, 2021 and June 28, 2020, respectively, and income and loss from discontinued operations totaled $592 and $107 for the six-month periods ended July 4, 2021 and June 28, 2020, respectively. During the first quarter of 2021, the Company entered into a termination agreement related to a lease agreement for a location that was closed in 2013, which has been accounted for as a discontinued operation since that time. As a result of the termination agreement, we recorded a gain of approximately $630, representing the difference between recorded lease liabilities and the lease termination fee paid to the landlord by the Company during the first quarter of 2021. The gain was partially offset by ongoing lease and other exit costs incurred during 2021. The loss from discontinued operations recorded in the first and second quarters of 2020 consisted solely of exit and disposal costs related to the Company’s obligations under this same lease agreement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company is a holding company and the sole managing member of J. Alexander’s Holdings, LLC.  As such, we control the business and affairs of J. Alexander’s Holdings, LLC and its subsidiaries and consolidate J. Alexander’s Holdings, LLC and subsidiaries into our consolidated financial statements. Our principal sources of cash are cash and cash equivalents on hand, cash flow from operations and available borrowings under our credit facility. As of July 4, 2021, cash and cash equivalents totaled $22,611.

During the first half of 2021, our liquidity has been impacted by the government mandated closure of dining rooms in certain states as well as limits on dining capacity in all other states where our restaurants are located in response to the COVID-19 pandemic, albeit to a lesser extent than experienced during the comparable time period in 2020. Cash flows from operations were significantly reduced at the onset of the dining room closures in March 2020 and throughout the following months until capacity restrictions began to ease. By February 5, 2021, all of our restaurants were permitted to resume in-person dining after a period of time where certain states reverted back to dining room closures in response to a surge in COVID-19 during the fourth quarter of 2020. During the first half of 2021, state and local governments continued to ease such restrictions in response to positive COVID-19 trends and increased vaccination rates among the country’s population, and, as of the end of the second quarter of 2021 and continuing through August 17, 2021, each of our restaurants’ dining rooms are operating at full capacity. There can be no assurance that state or local authorities will allow dining rooms to remain open even at reduced capacity if there is a surge in COVID‑19 cases in those locations, especially if COVID-19 variants threaten to reverse the country’s progress in containing its spread. We have continued carry-out services in all of our restaurants. While the Company quickly pivoted to a carry-out model to generate sales when dining room closures began in 2020, this approach inherently limited our guest traffic relative to historical levels. The Company made targeted reductions in spending at its restaurants and within its corporate office to conserve cash, particularly during the early stages of the COVID-19 pandemic. Based on actions taken to date and projected future cash flows, we believe our cash on hand, expected cash flows from operations and available borrowings under the credit facility with our lender will be sufficient to finance our capital expenditures and other operating activities for the next 12 months.

As of August 15, 2021, the Company had cash on hand of approximately $22,060. Consistent with many other restaurant companies, we use operating lease arrangements for many of our restaurants. We believe that these operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Our liquidity may also be adversely affected by a number of factors not specifically addressed above, but are described in detail in the 2020 Annual Report, under the heading “Risk Factors.”

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the six-month periods ended July 4, 2021 and June 28, 2020:

	Six Months Ended
	July 4,	June 28,
	2021	2020

Net cash provided by (used in):
Operating activities	$15,280	$(3,764)
Investing activities	(3,205)	(3,266)
Financing activities	(1,827)	15,542
Net increase in cash and cash equivalents	$10,248	$8,512

Operating Activities.  Net cash flows provided by operating activities totaled $15,280 for the first half of 2021 compared to net cash flows used in operating activities of $3,764 for the corresponding period of 2020, an increase of $19,044. Our operations generate receipts from customers in the form of cash and cash equivalents, with receivables related to credit card payments considered cash equivalents due to their relatively short settlement period, and the majority of our expenses are paid within a 30-day pay period.  During the first half of 2021, net sales increased by $40,838, which excludes the impact of the comparative increase in gift card breakage of $64, relative to the corresponding period of 2020, and total restaurant operating expenses increased by $18,205 compared to the first half of 2020, resulting in a net increase to cash flow from operations of approximately $22,633. This increase was offset by the lease termination fee paid during the first quarter of 2021 discussed above in the amount of $565. Cash paid for income taxes and interest increased by $1,189 and $168, respectively, during the first half of 2021 compared to the same period in 2020.  Further, in the first half of 2020, the Company received tenant incentive payments from our landlords at the Merus Grill restaurant in Houston, Texas, and at our Stoney River restaurant in Annapolis, Maryland, pursuant to the terms of the lease agreements, which totaled $790 and $527, respectively. No such payments were received in the first half of 2021.

Investing Activities. Net cash used in investing activities for the first half of 2021 totaled $3,205 compared to $3,266 in the corresponding period of 2020, with the 2021 use of cash being attributed primarily to the completed construction of one Redlands Grill location that opened in San Antonio, Texas, during March 2021 as well as routine additions at other locations. Cash used in investing activities in the first half of 2020 was attributed primarily to a restaurant remodel as well as routine additions at other locations and for construction costs related to the Redlands Grill in San Antonio.

Financing Activities. Net cash used in financing activities for the first half of 2021 totaled $1,827 compared to net cash provided by financing activities of $15,542 in the corresponding period of 2020. Net cash used in financing activities in the first half of 2021 included routine debt service payments made during the quarter as well as a repayment of the $1,000 outstanding under its Revolving Line of Credit (as defined below) in April 2021. Additionally, the Company repaid $5,000 outstanding under its Development Line of Credit (as defined below) in April 2021 and subsequently drew down $5,000 under the same line of credit in June 2021. Net cash provided by financing activities in the first half of 2020 included a $17,000 draw down of the Company’s lines of credit which represented all remaining available balances at the time and which was done as a precaution to preserve liquidity at the onset of the COVID-19 pandemic. This amount was partially offset by routine debt payments made during the first half of 2020.

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

The capital resources required for a new restaurant depend on the concept, the size of the building, the day parts the restaurant will offer and whether the restaurant is a ground-up build-out or a conversion. We estimate development costs, net of landlord contributions and excluding pre-opening costs, will range from $5,000 to $6,000 for a new J. Alexander’s / Grill restaurant or Stoney River location, and anticipate that all new Stoney River restaurants will serve both lunch and dinner. In addition, we expect to spend approximately $700 per restaurant for pre-opening expense including pre-opening rent expense, and expect that such expenses will approximate $1,050 in fiscal year 2021 related to the new locations in San Antonio, Texas, and Madison, Alabama, with approximately $525 expected to be spent in the remainder of 2021 associated with the Madison, Alabama, location.

In addition to new store development, we currently plan to begin remodels of one J. Alexander’s / Grill restaurant and two Stoney River restaurants during the second half of 2021 at an average cost of $350 per restaurant.

For 2021, we currently estimate capital expenditure outlays will range between $10,000 and $12,000, net of any tenant incentives and excluding pre-opening costs.  These estimates include the opening of one J. Alexander’s / Grill restaurant during 2021 and the buildout of one J. Alexander’s / Grill restaurant which will open early in 2022 (with the majority of the capital expenditures related to the new San Antonio location already incurred during fiscal 2020, and thus not included in the 2021 estimate) as well as capital expenditures incurred in connection with the remodels discussed above, those expenditures necessary to maintain our existing restaurants and outlays for general corporate purposes.

We believe that we can fund such expenditures with cash on hand, cash flows from operations and by the use of our lines of credit as necessary, depending upon the timing of expenditures.

Additional long-term capital requirements include the funding of the Amended and Restated Salary Continuation Agreements (the “Salary Continuation Agreements”) in place with certain current and former officers of the Company.  J. Alexander’s, LLC, the operating subsidiary of J. Alexander’s Holdings, LLC, is obligated to continue funding a “rabbi trust” (previously defined as the “Trust”) under the Salary Continuation Agreements. As of July 4, 2021, the Trust holds $110, $2,415 and $2,336 in cash and cash equivalents, trading securities and aggregate cash surrender value of whole life insurance policies, respectively.  These assets are classified as noncurrent within the Company’s condensed consolidated financial statements. The Company made additional contributions of $75 and $95 to the Trust in fiscal years 2019 and 2018, respectively, and will continue to make additional contributions to the Trust in the future in order to maintain the level of funding required by the Salary Continuation Agreements.

As of July 4, 2021, we have deferred the payment of $3,593 in employer-related social security taxes as permitted by a provision in the Coronavirus Aid, Relief, and Economic Security Act. Employers taking advantage of this provision are required to pay 50% of these funds by December 31, 2021 with the remaining portion payable by December 31, 2022. We intend to fund the first half of this liability by the end of the third quarter of 2021.

Short-term Capital Requirements

Our operations have not historically required significant working capital.  Many companies in the restaurant industry operate with a working capital deficit. Guests pay for their purchases with cash or by credit card at the time of the sale while restaurant operations do not require significant inventories or receivables.  In addition, trade payables for food and beverage purchases and other obligations related to restaurant operations are not typically due for approximately 30 days after the sale takes place. Since requirements for funding accounts receivable and inventories are relatively insignificant, virtually all cash generated by operations is available to meet current obligations. As noted previously, COVID-19 has negatively affected our ability to generate cash flow from operations due to government mandated dining room closures and subsequent seating capacity restrictions and the resulting impact on guest traffic. While the Company has taken, and will continue to take as necessary, measures to curtail its spending in step with the reduced cash flow, uncertainty remains as to what extent dining room capacity in our restaurants will be limited going forward and the level of guest traffic the restaurants will be able to generate as a result. These factors may negatively impact the Company’s working capital for an extended period of time. Our current obligations are to fund purchases of inventory and to make required payroll payments, tax payments, rental payments and to fund other required operating payments such as for insurance, building maintenance, utilities and other items necessary to operate our restaurants. Our working capital surplus totaled $6,101 and $337 as of July 4, 2021 and January 3, 2021, respectively.

Credit Facility

The Company is party to the Fourth Amended and Restated Loan Agreement (the “Fourth Loan Agreement”) with Pinnacle Bank, dated October 28, 2020. The borrower under the Fourth Loan Agreement is J. Alexander’s, LLC, and it is guaranteed by J. Alexander’s Holdings, LLC and all of its significant subsidiaries. The indebtedness outstanding under this Fourth Loan Agreement is secured by liens on certain personal property of the Company and its subsidiaries, subsidiary guarantees, and a mortgage lien on certain real property. The Fourth Loan Agreement, among other things, permits payments of tax dividends to members, restricts liens and encumbrances, restricts dividends, and contains certain other provisions customarily included in such agreements. The Fourth Loan Agreement consists of the following:

•	A $16,000 revolving line of credit, (“Revolving Line of Credit”) that matures on January 1, 2023;
•	A $4,028 term loan (“Mortgage Loan”) that matures on January 1, 2023; and
•	A $20,000 development line of credit (“Development Line of Credit”) that matures on January 1, 2023.

The current balance of each of these credit facilities is set forth below under “Debt Status and Related Information.”

Interest Rates

Under the Fourth Loan Agreement, each of the Company’s notes bear interest at a rate of 30-day LIBOR plus 2.5%, with a floor for LIBOR of 1.5%, which was set at 4.0% as of July 4, 2021.

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

If an event of default shall occur and be continuing under the Fourth Loan Agreement, the commitment under the Fourth Loan Agreement may be terminated and any principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable. J. Alexander’s, LLC was in compliance with the applicable financial covenants as of January 3, 2021 and the reporting periods subsequent to that date as of July 4, 2021.

The Company projects to be in compliance with each of these financial covenants through the next 12 months.

Debt Status and Related Information

On July 4, 2021, the amounts outstanding under the Development Line of Credit and Revolving Line of Credit were $10,000 and $0, respectively. As previously noted above, in April 2021, the Company voluntarily repaid $5,000 and $1,000 on the outstanding balances of the Development Line of Credit and Revolving Line of Credit, respectively. The Company subsequently drew down

$5,000 under its Development Line of Credit in June 2021, which is available to be used for general corporate purposes, including working capital. As of the date of this report, the Company has access to available lines of credit totaling $26,000. As of July 4, 2021, $2,917 was outstanding under the Mortgage Loan. The Fourth Loan Agreement is secured by the real estate, equipment and other personal property of 17 restaurant locations with an aggregate net book value of $37,180 as of July 4, 2021. The Company also capitalizes lender and legal fees as deferred loan costs and amortizes such costs over the respective lives of the loans under the Fourth Loan Agreement.  A total of $250 is currently classified as a reduction of long-term debt on the Company’s Condensed Consolidated Balance Sheet as of July 4, 2021.

OFF-BALANCE SHEET ARRANGEMENTS

As of July 4, 2021, we had no financing transactions, arrangements or other relationships with any unconsolidated affiliated entities.  Additionally, we are not a party to any financing arrangements involving synthetic leases or trading activities involving commodity contracts.

CONTINGENT OBLIGATIONS

From 1975 through 1996, the Company’s predecessor operated restaurants in the quick-service restaurant industry.  The discontinuation of these quick-service restaurant operations included disposals of restaurants that were subject to lease agreements which typically contained initial lease terms of 20 years plus two additional option periods of five years each.  In connection with certain of these dispositions, the Company through its subsidiaries may remain secondarily liable for ensuring financial performance as set forth in the original lease agreements. We can only estimate our contingent liability relative to these leases, as any changes to the contractual arrangements between the current tenant and the landlord subsequent to the assignment are not required to be disclosed to us.  A summary of our estimated contingent liability as of July 4, 2021 is as follows:

Wendy's restaurants (five leases)	$859
Mrs. Winner's Chicken & Biscuits restaurants (one lease)	215
Total contingent liability related to assigned leases	$1,074

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

Item 1A. Risk Factors

Except as otherwise described herein there have been no material changes from the risk factors disclosed in Part 1, Item 1A. Risk Factors, of our 2020 Annual Report. Dollar amounts within Part II. Other Information, Item 1A. Risk Factors are presented in thousands.

The Merger may not be completed on a timely basis, or at all, and the failure to complete the Merger could adversely affect the Company’s business, financial results and stock price.

We can provide no assurance that the Merger will be completed on a timely basis or at all. The Merger is subject to a number of conditions, including the approval of the Merger Agreement by the Company’s shareholders, which are not within our control. There can be no assurance as to when, or if, the conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay the Merger or result in the termination of the Merger Agreement, including the failure to obtain the approval of the Company’s shareholders or litigation related to the Merger, which may involve related significant costs of defense, indemnification and liability.

Any failure to complete the Merger could have a negative impact on our business, financial results and stock price, as well as on our relationships with our customers, suppliers and employees. In addition, if the Merger Agreement is terminated, in certain circumstances, we may be required to pay SPB Hospitality a termination fee of $7,750.

The Company’s business and financial results could be adversely impacted during the pendency of the Merger, particularly if there is a delay in the completion of the Merger.

The Merger may cause disruption to our business, business relationships or current plans and create uncertainty surrounding our ongoing business operations, which could materially and adversely impact our business, results of operations and financial condition, regardless of whether the Merger is completed, including as a result of the following (all of which could be exacerbated by a delay in the completion of the Merger):

•	the attention of our management may be directed to Merger-related considerations and may be diverted from the day-to-day operations of our business;
•	our employees may experience uncertainty about their future roles with us, which may adversely affect our ability to hire, retain and motivate key personnel and other employees;
•

customers, suppliers or other parties with which we maintain business relationships may experience uncertainty prior to the closing of the Merger and seek alternative relationships with third parties or seek to terminate or renegotiate their relationships with us; and

•

the Merger Agreement restricts us from engaging in certain actions without the consent of SPB Hospitality, which could prevent us from pursuing business opportunities that may arise prior to the completion of the Merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is completed. We may also incur unexpected costs, charges or expenses resulting from the Merger.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that restrict the ability of the Company to sell its business to a party other than SPB Hospitality. These provisions include a general prohibition on the Company soliciting any acquisition proposal or offer for a competing transaction. Further, the ability of the Company’s board of directors to withdraw or adversely modify its recommendation to approve the Merger Agreement is limited by the terms of the Merger Agreement. Under the terms of the Merger Agreement, prior to the approval of the Merger Agreement by the Company’s shareholders, the Company’s board of directors is permitted to take certain of these actions and, in certain circumstances, terminate the Merger Agreement only if it determines in good faith that the failure to take such action would be inconsistent with its fiduciary duties under applicable law. Under certain circumstances, in accordance with the Merger Agreement, such action would obligate the Company to pay to SPB Hospitality a termination fee of $7,750. While the Company believes these provisions are reasonable and not preclusive of other offers, the provisions may discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing such a transaction, even if that party were prepared to pay consideration with a higher per-share value than the currently proposed Merger consideration. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per-share price to acquire the Company than it might otherwise have proposed to pay because of the added expense of the $7,750 termination fee that may become payable by the Company in certain circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of July 2, 2021, by and among J. Alexander’s Holdings, Inc., SPB Hospitality LLC, and Titan Merger Sub, Inc. (Exhibit 2.1 of Current Report on Form 8-K filed July 6, 2021 (File No. 1-37473), is incorporated herein by reference).*

3.1

Amended and Restated Charter of J. Alexander’s Holdings, Inc., dated September 14, 2015 (Exhibit 3.1 of Current Report on Form 8-K filed September 17, 2015 (File No. 1-37473), is incorporated herein by reference).

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

101

The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2021, formatted in Inline XBRL (included in Exhibit 101).

*

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. ALEXANDER’S HOLDINGS, INC.

Date: August 17, 2021	/s/ Mark A. Parkey
Mark A. Parkey
President and Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2021	/s/ Jessica L. Hagler
Jessica L. Hagler
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)